Form 10-Q
period 1996-03-31
TRIPOS INC
filed 1996-05-10
CIK 920691

TRIPOS, INC., Form 10-Q, March 31, 1996


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                 Commission File Number  0-23666


                          TRIPOS, INC.
     (Exact Name of Registrant as Specified in its Charter)

     Utah                                 43-1454986
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)


                     1699 South Hanley Road
                   St. Louis, Missouri  63144
      (Address of Principal Executive Offices and Zip Code)


                         (314) 647-1099
      (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 1996: 2,882,887 shares.





                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

Consolidated Balance Sheets at
 March 31, 1996 and December 31, 1995                      3

Consolidated Statements of Operations
 for Three Months Ended March 31, 1996 and March 31, 1995  4

Consolidated Statements of Cash Flows for Three Months
 Ended March 31, 1996 and March 31, 1995                   5

Notes to Consolidated Financial Statements                 6



PART I  FINANCIAL INFORMATION,
Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations             7



PART II  OTHER INFORMATION                                10

SIGNATURES                                                11

EXHIBITS - Exhibit 27, Financial Data Schedule


                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.
               CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)

                                Mar. 31, 1996   Dec. 31,1995

                             ASSETS
Current Assets:
 Cash and cash equivalents          $ 4,893      $ 3,955
 Investments                          3,132        3,179
Accounts receivable                   5,858        7,357
 Prepaid expenses                       531          469
 Deferred income taxes                  610          610

  Total current assets              $15,024      $15,570

Property and equipment,
 less accumulated depreciation        1,226        1,191
Capitalized development costs,
 less accumulated
 amortization                         1,837        2,265
Other, net                              184           33

  Total assets                      $18,271      $19,059

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                  $    945      $ 1,120
 Accrued expenses                     1,494        2,490
 Deferred revenue                     3,965        3,322

  Total current liabilities           6,404        6,932

Deferred income taxes                   805          805

Shareholders' equity:
 Common stock                            29           29
 Additional paid-in capital          14,254       14,237
 Accumulated deficit                 (3,557)      (3,334)
 Cumulative translation adjustment      336          390

  Total shareholders' equity         11,062       11,322

  Total liabilities and
   shareholders' equity             $18,271      $19,059

See accompanying notes.



                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                                        Three Months Ended
                              Mar. 31, 1996    Mar. 31, 1995

Net sales:
 Software licenses                $ 1,927       $ 2,223
 Support                            1,585         1,491
 Accelerated discovery services       547             0
 Hardware                             728         1,122

     Total net sales                4,787         4,836


Operating costs and expenses:
 Cost of sales                      1,627         1,426
 Sales and marketing                2,361         2,166
 Research and development             804           945
 General and administrative           351           384

  Total costs and expenses          5,143         4,921

(Loss) from operations               (356)          (85)

Other income (expense), net            88            99
Income (loss) before income taxes    (268)           14

Income tax expense (benefit)         (44)             6

Net income (loss)                $  (224)           $ 8

Earnings (loss) per common and
  common equivalent share        $ (0.08)        $ 0.00


Weighted average number of common
  and common equivalent shares  2,881,217     2,852,722


See accompanying notes.


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                           Three Months Ended
                                     Mar. 31, 1996      Mar. 31, 1995
Cash flows from operating activities
 Net income (loss)                       $ (224)          $  8
 Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
    Depreciation of property and equipment   167           237
    Amortization of capitalized
     development costs                       732           135
    Deferred income taxes                      0             1
    Change in operating assets and liabilities:
     Accounts receivable                   1,446         2,779
     Prepaid expenses and other assets       (65)         (189)
     Accounts payable and
       accrued expenses                   (1,138)       (2,612)
     Deferred revenue                        669           371

     Net cash provided by
      operating activities                 1,587           730

Cash flows from investing activities:
 Net purchases, sales,
  and maturities of investments               46           948
 Purchases of property and equipment        (208)         (192)
 Capitalized development costs              (320)         (243)
 Other                                      (150)            0

Net cash provided by (used in)
 investing activities                      (632)           513

Cash flows from financing activities:
 Stock issuance pursuant to
  stock option plans                          17             0

Net cash provided by financing activities     17             0

Effect of foreign exchange rate changes
 on cash and cash equivalents               (34)            45

Net increase in cash and cash equivalents    938         1,288

Cash and cash equivalents at
 beginning of period                       3,955         1,932

Cash and cash equivalents at
 end of period                           $ 4,893       $ 3,220


See accompanying notes.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


(1)  Summary of significant accounting policies


     (a)  Organization

     Tripos, Inc. (the "Company") delivers science, tools and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. The Company is also a value-added reseller of third party hardware products required to operate its software products. A substantial portion of the Company's business is conducted with pharmaceutical companies, however, the Company is not economically dependent on any customer on an ongoing basis.


     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


(2)  Income Taxes

     The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits. The difference between the Company's effective tax rate and the statutory rate is primarily the result of the utilization of certain tax carryforwards for which no previous benefit has been recognized.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company's quarterly operating results can vary significantly depending upon such factors as the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company and other vendors, and changes in general economic and competitive conditions. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially.
The Company typically experiences greater gross margins on software licenses, consulting, and compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

Results of Operations

     Net sales for the first quarter of 1996 and 1995 were $4.8 million. Decreases in software license and hardware sales were offset by increases in support and accelerated discovery services sales in the quarter. Accelerated discovery services is a new product line, consisting of diverse compound libraries and consulting services, that was introduced in the third quarter of 1995.

     For the three months ended March 31, 1996, software licenses sales decreased 13% to $1.9 million. The decrease is due to the refocusing of the Company's sales force on remaining product lines since the announcement of the discontinuation of the Unison product in mid-February, 1996. Support revenues increased 6% to $1.6 million over the first three month period in 1995. Support sales increased due to a larger installed base of customers as a result of the overall increase in software license sales over the past several years. Accelerated discovery services sales, primarily diverse compound libraries, accounted for $0.5 million in the first quarter of 1996. The collaboration with Panlabs, Inc. to design and manufacture chemical compounds was initiated late in the second quarter of 1995 and continues to meet expectations.
Hardware sales decreased by 35% to $0.7 million for the first quarter 1996. This decrease compared to the prior year is due to the Company's position of de-emphasizing low margin hardware sales. Sales to existing customers represent 64% of total revenues for the three-month period. For the same period, sales of new products represent 26% of software license and discovery service sales. Additional orders of $0.6 million were received for diverse compound libraries that were not shipped due to the large volume and specialized nature of the orders. These orders are in backlog and are expected to be recognized in the second quarter of 1996.

     Net sales for the Company's activities outside North America represented approximately 63% for the first three months of 1996 compared to 45% for the same period in 1995. Net sales in Europe increased 34% for the first three months of 1996 compared to 1995 and accounted for 49% and 36% of net sales for the three-month periods in 1996 and 1995, respectively. Net sales in the Pacific Rim, principally Japan, increased 47% compared to the first three months of 1995 and accounted for 14% and 9% of net sales for the respective periods.

     Cost of sales for the three-month period ending March 31, 1996 increased 14% compared to the same period in 1995. Cost of sales was $1.6 million and $1.4 million for the first quarter of 1996 and 1995, respectively. This change was due to the addition of costs related to diverse compound library sales which were partially offset by a decrease in hardware costs which were directly related to the decrease in hardware sales. Cost of sales as a percent of net sales was 34% and 30% for the three-month periods in 1996 and 1995, respectively.

     Gross profit margins for the first quarter 1996 decreased 7% compared to 1995 and were 66% and 71% of total net sales, respectively. The decrease is attributable to a change in the sales mix in that lower margin revenue sources represent a higher percentage of total net sales in 1996 compared to 1995.

     Sales and marketing expenses increased 9% to $2.4 million for the three-month period in 1996 as compared to $2.2 million for the same period of 1995. Sales and marketing expenses as a percentage of net sales were 49% and 45% for the three-month periods in 1996 and 1995, respectively. The increase in the first quarter of 1996 is a function of having additional staff to support the promotion of the diverse compound libraries and related consulting services.

     Research and development costs, including the costs that were capitalized, were $1.1 million for the three-month periods in 1996 and 1995 and represented 22% and 24% of net sales, respectively. Research and development expenses, net of capitalized development costs, represented 17% and 20% of net sales for the three-month periods in 1996 and 1995, respectively. The decrease as a percentage of net sales for the period is due to reductions in development staff resulting from the discontinuation of Unison. The Company anticipates that its investments in new product research will remain relatively constant as a percentage of net sales as Tripos continues development in the desktop, database, diverse compound libraries and combinatorial chemistry markets.

     General and administrative expenses decreased 9% to $351,000 for the first quarter of 1996 compared to $384,000 in 1995, and represent 7% and 8% of net sales for the respective periods. The decrease in G & A expenses for the period is due primarily to reduced Director and Officer insurance costs.

     Other income (expense) decreased from income of $99,000 for the first quarter in 1995 to income of $88,000 for the comparable period in 1996. This change was due to an increase in foreign currency translation losses that were partially offset by an increase in interest income earned on investments.

     Income tax benefit was $44,000 for the three-month period in 1996 which represents an effective tax rate of 17%. The rate is the Company's anticipated effective rate for the year ending December 31, 1996 and reflects the impact of the utilization of certain tax carryforwards for which no previous benefit has been recognized.


Liquidity, Capital Resources and Capital Commitments

     For the three-month period ending March 31, 1996, decreases in accounts receivable of $1.4 million and increases in depreciation, amortization and deferred revenue of $0.2 million, $0.7 million and $0.7 million, respectively, offset decreases in accounts payable and accrued expenses of $1.1 million and $0.2 million loss for the quarter, resulting in $1.6 million in net cash provided by operations. For the same period in 1995, net cash provided by operations was $0.7 million primarily due to an increase in deferred revenue, depreciation and amortization.

     Investments of $0.2 million in property and equipment, $0.2 million in an equity position in Phase-1 Molecular Toxicology, Inc. and $0.3 million in capitalized development costs, resulted in a use of cash of approximately $0.6 million in the first three months of 1996.

     The Company believes that current working capital, together with cash from operations, will be adequate to fund short-term liquidity requirements including investment in research and development, capital purchases and any other commitments in the upcoming year. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to penetrate existing and new markets for its products, depending upon the associated working capital requirements.




                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               Exhibit 27, Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the period from December 31, 1995 to March 31, 1996.

               A Form 8-K was filed on March 15, 1996 reporting the Company's adoption of a shareholder rights plan. Details on the shareholder rights plan can be found on the Form 8-K and are incorporated herein by reference.





                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:     May 10, 1996        John P. McAlister

                              John P. McAlister
                              President and
                              Chief Executive Officer


Date:     May 10, 1996        Colleen A. McDonnell

                              Colleen A. McDonnell
                              Chief Financial Officer, Secretary