Form 10-Q
period 1996-06-30
TRIPOS INC
filed 1996-07-29
CIK 920691

TRIPOS, INC., Form 10-Q, June 30, 1996

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 1996: 2,906,954 shares.





                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

     Consolidated Balance Sheets at
     June 30, 1996 and December 31, 1995                    3

     Consolidated Statements of Operations
     for Three Months Ended June 30, 1996 and June 30, 1995
     and Six Months Ended June 30, 1996 and June 30, 1995   4

     Consolidated Statements of Cash Flows for Six Months
     Ended June 30, 1996 and June 30, 1995                  5

    Notes to Consolidated Financial Statements              6



PART I  FINANCIAL INFORMATION,  Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations                                                  7



PART II  OTHER INFORMATION                                 10

SIGNATURES                                                 11

EXHIBITS - Exhibit 27, Financial Data Schedule

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.
               CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                         (Unaudited)
                                          June 30,    Dec 31,
                                              1996       1995
                           ASSETS
Current Assets:
 Cash and cash
 equivalents                                $4,090      $3,955
 Investments                                 3,290       3,179
 Accounts receivable                         6,763       7,357
 Prepaid expenses                              455         469
 Deferred income taxes                         610         610
    Total current assets                   $15,208     $15,570

Property and equipment, less
 accumulated depreciation                    1,216       1,191
Capitalized development costs,
 less accumulated amortization               3,124       2,265
Other, net                                     334          33

 Total assets                              $19,882     $19,059

             LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
 Accounts payable                        $   1,737     $ 1,120
 Accrued expenses                            2,316       2,490
 Deferred revenue                            3,353       3,322
   Total current liabilities                 7,406       6,932

 Deferred income taxes                         834         805

Shareholders' equity:
 Common stock                                   29          29
 Additional paid-in capital                 14,387      14,237
 Accumulated deficit                        (3,161)     (3,334)
 Cumulative translation adjustment             387         390
   Total shareholders equity                11,642      11,322

 Total liabilities and
 shareholders equity                       $19,882     $19,059

See accompanying notes.



                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                            Three Months Ended      Six Months Ended
                               June 30,   June 30,     June 30,   June 30,
                                  1996       1995         1996       1995
Net sales:
   Software licenses            $ 2,293    $ 1,782      $ 4,220    $ 4,005
   Support                        1,635      1,632        3,220      3,123
   Accelerated discovery          1,291          0        1,838          0
   Hardware                       1,600        755        2,328      1,877
Total net sales                   6,819      4,169       11,606      9,005

Operating costs & expenses:
Cost of sales                     2,511      1,031        4,138      2,457
Sales and marketing               2,630      2,554        4,991      4,720
Research and development            817        814        1,621      1,759
General and administrative          407        389          758        773
Total costs and expenses          6,365      4,788       11,508      9,709

Income (loss) from operations       454      (619)           98      (704)

Other income (expense), net          39        162          127        261

Income (loss) before taxes          493      (457)          225      (443)

Income tax expense (benefit)         96      (149)           52      (143)

Net income (loss)               $   397   $  (308)      $   173   $  (300)

Earnings (loss) per common
 and common equivalent share    $  0.13   $ (0.11)      $  0.06   $ (0.11)

Weighted average number of
 common and common equivalent
 shares                       3,077,267  2,854,766    3,095,805  2,853,986

See accompanying notes.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)


                                                          Six Months Ended
                                                          June 30,   June 30,
                                                              1996       1995
 Cash flows from operating activities
    Net income (loss)                                      $   173  $   (300)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation of property and equipment                     317        506
    Amortization of capitalized development costs            1,465        308
    Deferred income taxes                                       29        309
    Change in operating assets and liabilities:
       Accounts receivable                                     580      2,811
       Prepaid expenses and other assets                        17       (50)
       Accounts payable and accrued expenses                   438    (3,167)
       Deferred revenue                                         64       521
 Net cash provided by operating activities                   3,083       938

 Cash flows from investing activities:
    Net purchases, sales, and maturities of
     investments                                             (112)      (148)
    Purchases of property and equipment                      (360)      (401)
    Capitalized development costs                          (2,316)      (799)
    Other                                                    (300)         0
 Net cash used in investing activities                     (3,088)    (1,348)

 Cash flows from financing activities:
    Stock issuance pursuant to stock plans                     151        49
 Net cash provided by financing activities                     151        49

 Effect of foreign exchange rate changes on cash
    and cash equivalents                                       (11)       80

 Net increase (decrease) in cash and cash
 equivalents                                                   135      (281)

 Cash and cash equivalents at beginning of period            3,955      1,932

 Cash and cash equivalents at end of period                $ 4,090    $ 1,651

See accompanying notes.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


(1)  Summary of significant accounting policies


     (a)  Organization

     Tripos, Inc. (the Company) delivers science, tools and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. The Company is also a value-added reseller of third party hardware products required to operate its software products. A substantial portion of the Company's business is conducted with pharmaceutical companies, however, the Company is not economically dependent on any customer on an ongoing basis.


     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


(2)  Income taxes

     The provision for income taxes is computed using the liability method. The difference between financial statement and taxable income results primarily from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits. The difference between the Company's effective tax rate and the statutory rate is primarily the result of recognizing the benefit of certain tax carryforwards for which no previous benefit had been recognized.



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

Results of Operations

     Net sales for the second quarter of 1996 were $6.8 million compared with $4.2 million for the second quarter of 1995. The overall increase in net sales for the quarter was attributed to increases in software license and hardware sales and by the addition of accelerated discovery services sales. Net sales for the first six months of 1996 were $11.6 million compared to $9.0 million for the same period in 1995. Increases were achieved in software license, support and hardware sales, along with the continuing addition of accelerated discovery services sales for the six month period. Accelerated discovery services is a new product line, consisting of diverse compound libraries and consulting services, which was introduced in the third quarter of 1995.

     For the three months ended June 30, 1996, software licenses sales increased 28.7% to $2.3 million. The increase is due to the surge in the Company's sales of mass screening tools, namely Legion and Selector, that were introduced in December, 1994 and gained momentum in 1995. For the first six months of 1996, software license sales increased 5.3% to $4.2 million compared to the same period for 1995. Support revenues for the second quarter of 1996 were unchanged from the same period in 1995. Support sales increased 3.0% to $3.2 million for the six month period ending June 30, 1996. Support sales increased due to a larger installed base of customers as a result of the increase in software license sales over the past several years. Accelerated discovery services sales, primarily diverse compound libraries, amounted to $1.3 million in the second quarter of 1996 and $1.8 million for the six months year-to-date. The collaboration with Panlabs, Inc. to design and manufacture chemical compounds was initiated late in the second quarter of 1995 and continues to meet expectations. Hardware sales increased by 111.6% to $1.6 million for the second quarter 1996 due to a large European order. For the first six months of 1996, hardware sales increased 24.0% to $2.3 million compared to 1995. This increase over the prior year is due to the continuing demand by customers for integrated hardware and software sales. Sales to existing customers represent 89.4% of total revenues for the six-month period. For the same period, sales of new products represent 34.0% of software license and discovery service sales.

     Net sales for the Company's activities outside North America represented approximately 55.3% for the first six months of 1996 compared to 52.1% for the same period in 1995. Net sales in Europe increased 36.0% for the first six months of 1996 compared to 1995 and accounted for 43.8% and 41.5% of net sales for the six month periods in 1996 and 1995, respectively. Net sales in the Pacific Rim, principally Japan, increased 7.9% compared to the first six months of 1995 and accounted for 11.5% and 10.6% of net sales for the respective periods.

     Cost of sales for the quarter ending June 30, 1996 increased 143.5% to $2.5 million and increased 68.5% to $4.1 million for the six month period in 1996. These increases were due to the additional costs related to diverse compound library sales and an increase in hardware costs which were directly related to the increase in hardware sales. Cost of sales as a percent of net sales was 36.8% and 35.7% for the three and six month periods in 1996, and 24.7% and 27.3% for the three and six month periods in 1995, respectively.

     Gross profit margin percentage for the second quarter 1996 declined to 63.2% from 75.3% in 1995. For the first six months of 1996, gross profit margin percentage decreased to 64.3% from 72.7% for the same period in 1995. The decrease is attributable to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represent a higher percentage of total net sales in 1996 compared to 1995.

     Sales and marketing expenses increased 3.0% to $2.6 million for the three month period in 1996 and 5.7% to $5.0 million for the six months period. Sales and marketing expenses as a percentage of net sales were 38.6% and 43.0% for the three and six month periods in 1996 as compared to 61.3% and 52.4% for the same periods in 1995. The decrease in the percent to sales, for the three and six month periods of 1996, is a function of increased sales in all categories along with improved efficiencies among the sales and marketing staff.

     Research and development costs, including the costs that were capitalized, were $2.7 million and $1.2 million for the three month periods in 1996 and 1995, $3.7 million and $2.4 million for the six month periods, respectively and represented 39.1%, 30.0%, 32.2% and 26.5% of net sales. Research and development expenses, net of capitalized development costs, represented 12.0% and 19.5% of net sales for the three month periods in 1996 and 1995, and 14.0% and 19.5% of net sales for the six month periods ending June 30, 1996 and 1995, respectively. The decrease as a percentage of net sales for the period is due to reductions in development staff resulting from the discontinuation of Unison. The Company anticipates that its investments in new product research will remain relatively constant as a percentage of net sales as Tripos continues development in the desktop, database, diverse compound libraries and combinatorial chemistry markets.

     General and administrative expenses were unchanged at $0.4 million for the second quarter of 1996 compared to 1995, and represent 6.0% and 9.3% of net sales for the respective periods.
For the six month period, G & A expenses were $0.8 million and $0.8 million in 1996 and 1995, respectively.

     Other income (expense) decreased from income of $162.000 for the second quarter in 1995 to income of $39,000 for the comparable period in 1996. For the first six months of 1996, other income (expense) was $127,000 compared to $261,000 in 1995. This change was due to an increase in foreign currency translation losses. Interest income on investments for the period was unchanged from 1995.

     Income tax expense was $52,000 for the six month period in 1996 which represents an effective tax rate of 23%. The rate is the Company's anticipated effective rate for the year ending December 31, 1996 and reflects the recognition of the benefit of certain tax carryforwards for which no previous benefit had been recognized.


Liquidity, Capital Resources and Capital Commitments

     For the six month period ending June 30, 1996, net cash provided by operations was $3.0 million on the as a result of decreases in accounts receivable of $0.6 million and increases in net income, depreciation, amortization and accounts payable of $0.2 million, $0.3 million, $1.4 million and $0.4 million, respectively. Largest among these is amortization, of which $1.3 million is attributable to the manufacturing of the compound library. For the same period in 1995, net cash provided by operations was $0.9 million primarily due to an increase in deferred revenue, depreciation and amortization.

     Investments of $0.3 million in property and equipment, $0.3 million in an equity position in Phase-1 Molecular Toxicology, Inc. and $2.3 million in capitalized development costs, resulted in a use of cash of approximately $3.0 million in the first half of 1996.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 10, 1996:

          (a) To elect directors to serve for the ensuing year or until their successors are elected; and
          (b) To amend the 1994 Director Option plan to increase the number of shares reserved thereunder from 100,000 to 300,000, and to accelerate the vesting of outstanding options in the event of a change in control; and
          (c) To adopt the 1996 Director Stock Compensation Plan which changes the form of the Directors' annual compensation from 100% cash to 50% cash and 50% Common Stock of the Company.

          All Directors standing for election were elected and all other matters submitted to the shareholders for a vote were approved.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               Exhibit 27, Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the period from March 31, 1996 to June 30, 1996.

               None.

                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date: July 29, 1996           John P. McAlister
                              John P. McAlister
                              President and
                              Chief Executive Officer


Date: July 29, 1996           Colleen A. McDonnell
                              Colleen A. McDonnell
                              Chief Financial Officer, Secretary