Form 10-Q
period 1996-09-30
TRIPOS INC
filed 1996-11-05
CIK 920691

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                 Commission File Number  0-23666


                          TRIPOS, INC.
     (Exact Name of Registrant as Specified in its Charter)

     Utah                                 43-1454986
(State or Other Jurisdiction of           (I.R.S.Employer
Incorporation or Organization)            Identification No.)


                     1699 South Hanley Road
                   St. Louis, Missouri  63144
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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1996: 2,952,165 shares.



                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

  Consolidated Balance Sheets at
     September 30, 1996 and December 31, 1995               3

  Consolidated Statements of Operations
     for Three and Nine Months Ended September 30, 1996
        and September 30, 1995                              4

  Consolidated Statements of Cash Flows for Nine Months
     Ended September 30, 1996 and September 30, 1995        5

  Notes to Consolidated Financial Statements                6



PART I  FINANCIAL INFORMATION,  Item 2. Management's
Discussion and Analysis of Financial Condition and Results
of Operations                                               7



PART II  OTHER INFORMATION                                 10

SIGNATURES                                                 11

EXHIBITS INDEX                                             12

   Exhibit 10.1 Credit Agreement-Line of Credit            13

   Exhibit 10.1 Credit Agreement-Line of Credit            20


                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                            (Unaudited)
                                           Sep 30,    Dec 31,
                                              1996       1995
                             ASSETS
Current Assets:
 Cash and cash                              $3,725      $3,955
 equivalents
 Investments                                 3,432       3,179
 Accounts                                    7,600       7,357
 receivable
 Prepaid expenses                              725         469
 Deferred income taxes                         310         610

   Total current assets                    $15,792     $15,570

Property and equipment,less accumulated
  depreciation                               1,107       1,191
Capitalized development costs, less
  accumulated amortization                   3,107       2,265
Other, net                                     265          33

 Total assets                              $20,271     $19,059

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                         $    731     $ 1,120
 Accrued expenses                            3,128       2,490
 Deferred revenue                            3,038       3,322

  Total current liabilities                  6,897       6,932

 Deferred income taxes                         800         805

Shareholders' equity:
 Common stock                                   30          29
 Additional paid-in capital                 14,673      14,237
 Accumulated deficit                        (2,473)     (3,334)
 Cumulative translation adjustment             344         390

    Total shareholders' equity              12,574      11,322

Total liabilities and
 shareholders' equity                      $20,271     $19,059

See accompanying notes.


Item 1.  Financial Statements (continued)


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                               Three Months      Nine Months Ended
                                   Ended
                             Sep 30,   Sep 30,    Sep 30,   Sep 30,
                               1996      1995       1996      1995
Net sales:
   Software licenses          $ 2,218   $ 2,341     $ 6,438   $ 6,346
   Support                      1,708     1,668       4,928     4,791
   Accelerated discovery        3,141       593       4,979       593
   Hardware                       486       728       2,814     2,605
Total net sales                 7,553     5,330      19,159    14,335

Operating costs and expenses:
   Cost of sales                2,344     1,558       6,482     4,015
   Sales and marketing          2,741     2,600       7,732     7,320
   Research and development       851       898       2,472     2,657
   General and administrative     726       332       1,484     1,105
Total costs and expenses        6,662     5,388      18,170    15,097

Income (loss) from                891      (58)         989     (762)
operations

Other income, net                  47      122          174      383

Income (loss) before income       938       64        1,163     (379)
taxes

Income tax expense (benefit)      250        32         302     (111)

Net income (loss)             $   688  $     32     $   861  $  (268)

Fully diluted earnings (loss)
 per common and common equivalent share
                              $  0.21   $  0.01     $  0.26  $ (0.09)

Weighted average number of
common and common equivalent
shares                          3,305     2,923       3,265    2,857

See accompanying notes.


Item 1.  Financial Statements (continued)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)


                                               Nine Months Ended
                                                 Sep 30,    Sep 30,
                                                   1996       1995
 Cash flows from operating activities
  Net income (loss)                             $   861  $   (268)
  Adjustments to reconcile net income(loss)
   to net cash provided by operating activities:
  Depreciation of property and equipment            499        735
  Amortization of capitalized development costs   2,220        524
  Deferred income taxes                             295        338
  Change in operating assets and liabilities:
       Accounts receivable                        (338)      2,126
       Prepaid expenses and other assets          (250)        202
       Accounts payable and accrued expenses       328      (2,699)
       Deferred revenue                           (256)       (104)

 Net cash provided by operating activities       3,359         854

 Cash flows from investing activities:
   Net purchases, sales, and maturities
   of investments                                 (253)      4,719
    Purchases of property and equipment           (434)       (570)
    Capitalized development costs               (3,016)     (1,787)
    Other                                         (265)          0

 Net cash used in investing activities          (3,968)      2,362

 Cash flows from financing activities:
   Stock issuance pursuant to stock plans           456         49

 Net cash provided by financing activities          456         49

 Effect of foreign exchange rate changes on
  cash and cash equivalents                         (77)        58

 Net increase (decrease) in cash and               (230)     3,323
 cash equivalents

 Cash and cash equivalents at beginning
   of period                                      3,955      1,932

 Cash and cash equivalents at end
   of period                                    $ 3,725    $ 5,255

See accompanying notes.


Item 1.  Financial Statements (continued)


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


     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


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

Results of Operations

     Net sales for the third quarter of 1996 were $7.6 million compared with $5.3 million for the third quarter of 1995. The overall increase in net sales for the quarter was attributed to a significant increase in accelerated discovery services sales, principally chemical compound sales. Net sales for the first nine months of 1996 were $19.2 million compared to $14.3 million for the same period in 1995. Sales increases were achieved in software licenses, support, hardware and accelerated discovery services, for the nine month period. Accelerated discovery services is a new product line, consisting of diverse compound libraries and consulting services, which was introduced in the third quarter of 1995.

     For the three months ended September 30, 1996, software licenses sales decreased 5.2% to $2.2 million. The decrease is due to several large orders in the third quarter of 1995 which was an unusual deviation from historical third quarter sales. 1996 third quarter software revenues are more representative of those historical trends. For the first nine months of 1996, software license sales increased 1.4% to $6.4 million compared to the same period for 1995. Support revenues for the third quarter of 1996 increased 2.4% to $1.7 million from the same period in 1995. Support sales increased 2.8% to $4.9 million for the nine month period ending September 30, 1996. Accelerated discovery services sales, primarily diverse compound libraries, amounted to $3.1 million in the third quarter of 1996 and $5.0 million for the nine months year-to-date compared to $0.6 million for the three and nine month periods in 1995. The collaboration with Panlabs, Inc. to design and manufacture chemical compounds was initiated late in the second quarter of 1995 with the first sales in the third quarter and continues to meet expectations. Hardware sales decreased by 33.3% to $0.5 million for the third quarter 1996. For the first nine months of 1996, hardware sales increased 8.0% to $2.8 million compared to 1995. Sales to existing customers represent 83% of total revenues for the nine month period. For the same period, sales of new products represent 34% of software license and discovery service sales.

     Net sales for the Company's activities outside North America represented approximately 50.7% for the first nine months of 1996 compared to 49.0% for the same period in 1995. Net sales in Europe increased 35.6% for the first nine months of 1996 compared to 1995 and accounted for 39.8% and 39.2% of net sales for the nine month periods in 1996 and 1995, respectively. Net sales in the Pacific Rim, principally Japan and South Korea, increased 49.5% compared to the first nine months of 1995 and accounted for 10.9% and 9.7% of net sales for the respective periods.

     Cost of sales for the quarter ending September 30, 1996 increased 50.5% to $2.3 million and increased 61.5% to $6.5 million for the nine month period in 1996. These increases were due to the increased diverse compound library sales and narrower margins on hardware sales. Cost of sales as a percent of net sales was 31.0% and 33.8% for the three and nine month periods in 1996, and 29.2% and 28.0% for the three and nine month periods in 1995, respectively.

     Gross profit margin percentage for the third quarter of 1996 declined to 69.0% from 70.8% in 1995. For the first nine months of 1996, gross margin percentage decreased to 66.2% from 72.0% for the same period in 1995. The decrease is attributable to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represent a higher percentage of total net sales in 1996 compared to 1995.

     Sales and marketing expenses increased 5.5% to $2.7 million for the three month period in 1996 and 5.6% to $7.7 million for the nine months period. Sales and marketing expenses as a percentage of net sales were 36.3% and 40.4% for the three and nine month periods in 1996 as compared to 48.8% and 51.1% for the same periods in 1995. The decrease in the percent to sales, for the three and nine month periods of 1996, is a function of increased sales in all categories along with improved efficiencies among the sales and marketing staff.

     Research and development costs, including the costs that were capitalized, were $1.6 million and $2.1 million for the three month periods in 1996 and 1995, $5.5 million and $4.4 million for the nine month periods, respectively and represented 21.4%, 38.6%, 28.7% and 31.0% of net sales. Research and development expenses, net of capitalized development costs, represented 11.3% and 16.9% of net sales for the three month periods in 1996 and 1995, and 12.9% and 18.5% of net sales for the nine month periods ending September 30, 1996 and 1995, respectively. The decrease as a percentage of net sales for the period is due to reductions in development staff resulting from the discontinuation of Unison and the higher sales for the periods in 1996. The Company anticipates that its investments in new product research will remain at comparable levels as Tripos continues development in web-based tools, desktop, database, diverse compound libraries and combinatorial chemistry markets.

     General and administrative expenses increased to $0.7 million for the third quarter of 1996 compared to $0.3 million in 1995, and represent 9.6% and 6.2% of net sales for the respective periods. The increase in G&A for the third quarter 1996 compared to 1995 is primarily due to the accrual of the Company's bonus for achieving the qualifying threshold of operating income and an increase in the bad debt provision. For the nine month period, G & A expenses were $1.5 million and $1.1 million in 1996 and 1995, respectively. G&A year-to-date percent to net sales was unchanged at 7.7% in 1996 compared to 1995

     Other income decreased from of $122,000 for the third quarter in 1995 to $47,000 for the comparable period in 1996. For the first nine months of 1996, other income was $174,000 compared to $383,000 in 1995. This change was due to an increase in foreign currency translation losses, a slight decline in interest income on investments, and the recognition of the Company's equity percentage interest in the losses of Phase-1 Molecular Toxicology, Inc.

     Income tax expense was $302,000 for the nine month period in 1996 which represents an effective tax rate of 26%. The rate is the Company's anticipated effective rate for the year ending December 31, 1996 and reflects the recognition of the benefit of certain tax carryforwards for which no previous benefit had been recognized.


Liquidity, Capital Resources and Capital Commitments

     For the nine month period ending September 30, 1996, net cash provided by operations was $3.4 million as a result of a decrease in working capital of $0.5 million and increases in net income, depreciation, and amortization of $0.9 million, $0.5 million, and $2.2 million, respectively. Largest among these is amortization of which $1.9 million is attributable to the cost of manufacturing the compound library. For the same period in 1995, net cash provided by operations was $0.9 million primarily due to an increase in depreciation and amortization of $1.3 million and a decrease in working capital of $0.5 million.

     Investments of $0.4 million in property and equipment, $0.3 million in marketable securities, $0.3 million in an equity position in Phase-1 Molecular Toxicology, Inc. and $3.0 million in capitalized development costs, resulted in a use of cash of approximately $4.0 million in the first three quarters of 1996.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               10.1 Credit Agreement-Line of Credit, dated as of
                    September 12, 1996, between Tripos, Inc. and The Boatmen's National Bank of St. Louis

               11.1 Calculation of Per Share Earnings

               27   Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the period from June 30, 1996 to September 30, 1996.

               None.

                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:     November 5, 1996    John P. McAlister
                              John P. McAlister
                              President and
                              Chief Executive Officer


Date:     November 5, 1996    Colleen A. Martin
                              Colleen A. Martin
                              Chief Financial Officer, Secretary


                         Exhibit  Index

Exhibit No.    Description

10.1 Credit Agreement-Line of Credit, dated as of September 12, 1996, between Tripos, Inc. and The
          Boatmen's National Bank of St. Louis

11.1      Calculation of Per Share Earnings

27        Financial Data Schedule



                                                     Exhibit 10.1

                 CREDIT AGREEMENT-LINE OF CREDIT


      THIS AGREEMENT made and entered into as of this 12th day of September, 1996, by and between Tripos, Inc., a Utah corporation
(hereinafter called "Borrower"), and THE BOATMEN'S NATIONAL  BANK
OF ST. LOUIS (hereinafter called "Bank").

      WITNESSETH THAT:

       WHEREAS, Borrower desires to borrow from Bank, in one or more advances, an aggregate sum not to exceed two million five hundred thousand dollars ($2,500,000.00) (hereinafter called the "Credit"); and

       WHEREAS, Bank is willing to lend said sum, or such lesser amount as may be desired by Borrower, to Borrower, subject to the terms and conditions hereinafter set forth;

       NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:


1
                        TERMS OF CREDIT

      .1 The proceeds of the Credit shall be available to Borrower at such times as Borrower may request, so long as no Event of Default as hereinafter defined shall have occurred. Any unused portion of the Credit shall remain subject to withdrawal until June 30, 1997.

         .2 The Credit shall be evidenced by a note in substantially the form attached hereto and marked Exhibit "A" (hereinafter called the "Note"). The Note shall be payable on June 30, 1997 and shall be on the terms and conditions set forth therein.

        .3 Borrower has the right at any time to prepay all or any part of the outstanding principal balance of the Note. Any such prepayment shall increase the unused portion of the Credit available for borrowing until maturity of the Note, whether by acceleration or otherwise.

       Within 15 business days after the end of each month, as long as there exists an outstanding balance on the Note, Borrower shall deliver to Bank a Certificate of Covenant Compliance in substantially the form attached hereto and marked Exhibit "B", each signed by an officer of Borrower. If the Certificate of Covenant Compliance has not been submitted for 30 days, Borrower will provide same at the time of Borrower's request for an advance or upon request by Bank.


2
                 REPRESENTATIONS AND WARRANTIES

Borrower expressly represents and warrants that:

        .1 It is a corporation duly organized and validly existing and in good standing under the laws of the State of Utah.

        .2 It has corporate power and authority to own its property and to carry on its business as now being conducted, and it is duly qualified to do business and is in good standing in every jurisdiction in which the nature of its business is conducted or its ownership of property is such as to require such qualification.

      .3 It has full corporate power and authority to execute this Agreement and the Note and any other agreements and documents referred to herein (the "Documents"), and that the execution and delivery of the Documents by the officers of Borrower who are executing and delivering the same have been duly and lawfully authorized and that all corporate acts and proceedings necessary or proper in the premises have been duly done, performed and taken, and the Documents constitute the legal, valid and binding obligations of Borrower enforceable in accordance with their respective terms, except as the enforceabil ity thereof may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

        .4 The execution and delivery of the Documents and the compliance by Borrower with their terms and conditions, will not violate the Articles of Incorporation or By-Laws of Borrower.

        .5 The execution and delivery of the Documents and the compliance by Borrower with their terms and conditions will not violate any contract to which Borrower is a party, and will not violate any law, regulation, rule or order of any governmental body or agency.

        .6 It has good title to its property and assets, free and clear of all mortgages, liens and encumbrances.

        .7 It has filed all tax returns required to be filed with the United States or any state or political subdivision thereof or other taxing authority to which it is known to be subject, and has paid all taxes, interest and penalties which have become due pursuant to said returns and provided adequate reserves for the payment of taxes which have not become due.

        .8 There are no suits or administrative proceedings pending or, to the knowledge of Borrower, threatened against or affecting Borrower which might have a material adverse effect upon the financial condition or business of Borrower.


3
                     AFFIRMATIVE COVENANTS

So long as Bank is obligated to lend hereunder or any part of the Credit remains outstanding, Borrower covenants and agrees that it will:

      .1   Furnish  to Bank within 120 days after  the  close  of
each  fiscal year, balance sheets and income statements for  such
fiscal   year,   audited   by  a  certified   public   accountant
satisfactory to Bank.

      .2 Furnish to Bank within 45 days after the close of each fiscal quarter, company prepared financial statements certified by Borrower's chief financial officer. or other designated corporate officer.

      .3   Furnish   to   Bank  other  financial  and   operating
information, and permit representatives of Bank to examine its books and records, all as may be reasonably requested by Bank from time to time.

      .4  Maintain  a ratio of total debt to tangible  net  worth
(total  debt  divided by tangible net worth)  of  not  more  than
1.25:1   determined   in  accordance  with   generally   accepted
accounting principles consistently applied ("GAAP").

      .5  Maintain  a  tangible net worth of at least  $8,250,000 determined in accordance with GAAP.

      .6 Maintain a current ratio (current assets divided by current liabilities) of 1.75 :1 determined in accordance with GAAP.

      .7  Maintain  a  minimum  trailing twelve  months  earnings
before   interest,  taxes,  depreciation,  and  amortization   of
$2,750,000.00 determined in accordance with GAAP.

      .8 Keep insured all property owned by it of a character usually insured by businesses similar to Borrower with responsible companies in such amounts and against such risks as is usually carried by owners of similar businesses and property in the same general area in which Borrower operates, including fire and casualty insurance. Borrower should provide certificate of coverage within 30 days of agreement anniversary.

      .9 Pay and discharge when due all taxes and claims which might result in a lien, unless the same is being contested in good faith by Borrower in proper proceedings and for which a sufficient reserve has been established.

      .10 Cause to be done all things necessary to preserve and keep in full force and effect the corporate existence of Borrower, and comply with and cause to be complied with all laws, ordinances and regulations applicable to Borrower, including ERISA, if Borrower has a pension and/or profit sharing plan.

OTHER:    NONE


4
                       NEGATIVE COVENANTS

So long as Bank is obligated to lend hereunder or any part of the Credit remains outstanding, Borrower covenants and agrees that it will not:

      .1  Create  or incur any indebtedness except  (i) to  Bank,
(ii)  to trade creditors in the ordinary courses of business,  or
(iii) indebtedness outstanding as the date here of and disclosed in writing to Bank. Bank reserves option, upon written notice from borrower, to amend this section in writing.

      .2 Mortgage, pledge or otherwise encumber or permit any lien to be placed upon or against any assets now owned or hereinafter acquired, except as existing at the date hereof and disclosed in writing to Bank.

      .3 Purchase, retire or redeem any shares of its capital stock, or declare or pay dividends on its capital stock in excess of $300,000 in the first year of this agreement, not to exceed an annual increase of 3% per year thereafter..

        .4   Make  capital  expenditures,  excluding  capitalized
development costs, during any fiscal year in an aggregate  amount
(determined  on a non-cumulative basis) in excess of  $2,500,000.

      .5 Merge or consolidate with or into any other entity, or sell, lease or otherwise dispose of all or a substantial part of its properties and assets, except for the sale of its inventory in the ordinary course of Borrower's business.

      .6 Make any loans or advances to others, or guaranty or otherwise become, directly or indirectly, liable for or upon the obligations of others, in excess of $1,000,000, other than in the ordinary course of business.


OTHER:     NONE


5
                       EVENTS OF DEFAULT

Each of the following shall severally be considered an "Event of Default" for purposes of this Agreement:

      .1 Failure to pay any installment of principal or interest on the Note issued hereunder with in 3 calendar days when due, whether by acceleration or otherwise.

      .2 If any fact or warranty made in this Agreement or in any other of the Documents should prove to be untrue in any material respect, as of the date made.

      .3 Default by Borrower in the performance or observance of any other covenant, term or agreement contained in this Agreement or in any other of the Documents.

      .4 Occurrence of any event or condition which constitutes, or upon the lapse of time or the giving of notice, or both, would constitute, a default or an event of default under any other agreement or evidence of indebtedness relating to any obligation of Borrower for borrowed money, or failure by Borrower to pay under any obligation for borrowed money to which it is a party or which is binding upon it.

      .5 Occurrence of any of the following:

         (i) Adjudication by a court of competent jurisdiction that Borrower is bankrupt or insolvent or the appointment of a receiver for Borrower or for all or a substantial part of its property;

         (ii) Filing by Borrower (or by any of its creditors, it not dismissed with 60 days) of a petition under the provisions of the Bankruptcy Code as now enacted or hereafter amended;

         (iii) Making by Borrower of a general assignment for the benefit of creditors or an admission in writing by Borrower of inability to pay indebtedness.

      .6  If  any judgment against Borrower or any attachment  or other levy against any of its property for an amount in excess of
$100,000   remains  unpaid,  unstayed  on  appeal,  undischarged,
unbonded or undismissed for more than 30 days.

       .7 Any Reportable Event that Bank determines in good faith would constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan shall have occurred and shall continue for 30 days after written notice to such effect shall have been given to Borrower by Bank, or any Plan shall be terminated for such reason, or a trustee shall be appointed by an appropriate United States District Court to administer any Plan, or the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any plan or to appoint a trustee to administer any Plan.

      .8 Any substantial change  in the management of Borrower.

      .9 If the Bank for reasonable cause of any nature deems itself to be insecure.

OTHER:          NONE



6
          RIGHTS AND REMEDIES IN THE EVENT OF DEFAULT

      .1 Upon the occurrence of and during an Event of Default, Bank may declare all of the indebtedness outstanding hereunder immediately due and payable without demand or notice of any kind, the same being hereby expressly waived, and such indebtedness shall thereupon be and become immediately due and payable and the obligation of Bank to make additional advances shall cease. Further, notwithstanding the cure period noted in Section 5.1 above, Bank shall have no obligation to advance any further funds under the credit during any such cure period.

      .2 No failure on the part of Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by Bank of any right hereunder preclude any other or further exercise thereof, or the exercise of any other right. Each and every right granted to Bank hereunder or under any document delivered hereunder or in connection therewith or allowed to it at law or in equity shall be deemed cumulative and may be exercised from time to time.

      .3 It is agreed by Borrower that any Event of Default will constitute an event of default under all other agreements and evidences of indebtedness between Borrower and the Bank whether now existing or hereafter executed and whether or not such is an event of default specified therein.


7
                         MISCELLANEOUS

      .1 No modification or waiver of any provision of this Agreement, nor consent to any departure by Borrower herefrom, shall be effective unless the same shall be in writing signed by an authorized officer of Bank, and then only in the specific instance and for the purpose for which given. No notice to or demand on Borrower in any case shall entitle Borrower to any other or further notice or demand in similar or other circumstances.

      .2 In case any one or more of the provisions contained in this Agreement, the Note, or any other instrument or document delivered hereunder, shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

      .3 This Agreement, the Note, and all other Documents shall be deemed contracts under the laws of Missouri and for all purposes shall be construed in accordance with the laws of Missouri. Exercise of any right or remedy in the event of default shall likewise be governed by the laws of Missouri.

      .4 Until written notice to the contrary is actually received by either party, any notice required to be sent hereunder shall be sent by certified mail, return receipt requested as follows:

                To Borrower: Tripos, Inc.
                Attention::  John Yingling
                1699 S. Hanley Road
                St. Louis, MO  63144

                 To  Bank:  THE BOATMEN'S NATIONAL  BANK  OF  ST.
           LOUIS
                Attention::  David W. Scobee
                One Boatmen's Plaza
                St. Louis, MO  63166

      .5   Statutory  Notice.   The  following  notice  is  given
pursuant  to  Section 432.045 of the Missouri  Revised  Statutes;
nothing contained in such notice shall be deemed to limit or modify the terms of the Documents:

ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (BANK) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN
THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.


Tripos, Inc.

By:   Colleen A. McDonnell
      Colleen A. McDonnell
      Vice President, Chief Financial Officer

THE BOATMEN'S NATIONAL BANK OF ST. LOUIS

By:   David W. Scobee
      David W. Scobee, Vice President


                           EXHIBIT "B"
               CERTIFICATE OF COVENANT COMPLIANCE

To fulfill the requirements of the Credit Agreement dated as _____________;
between _______________ and THE BOATMEN'S NATIONAL BANK OF ST. LOUIS, the undersigned hereby certifies that, as of the close of business on ______,____, the following computations are true and correct:


        Required per Credit Agreement
Actual
Debt to tangible net worth (Section 3.4)                       1.25:1
Minimum tangible net worth (Section 3.5)   $               $8,250,000
Minimum trailing twelve months EBITDA                      $2,750,000
(Section 3.7)
Minimum current ratio (Section 3.6)                            1.75:1

Other








No default as specified in said Credit Agreement, and no event which with the lapse of time or the giving of notice, or both, would become a default, has occurred or is continuing.

NAME OF BORROWER

By:
   Name and Title                                      Date

For Bank Use Only
Received & Reviewed
By:
   Bank Officer                                        Date



                                                     Exhibit 11.1
                          Tripos, Inc.
                Calculation of Per Share Earnings


                            Three Months Ended    Nine Months Ended
(in thousands except          Sep 30,   Sep 30,    Sep 30,   Sep 30,
earnings per share)              1996      1995       1996      1995

Net income (loss)             $   688  $     32    $   861  $  (268)

Primary earnings per share

Weighted average common
equivalent shares *             3,182     2,923      3,117     2,857
Primary earnings per share    $  0.22   $  0.01    $  0.28  $ (0.09)


Fully diluted earnings per share

Weighted average common
equivalent shares *             3,305     2,923      3,265     2,857
Fully diluted earnings per    $  0.21   $  0.01    $  0.26  $ (0.09)
share


* Weighted average common equivalent shares include an assumed exercise of stock options with the resulting share quantity reduced by the number of shares that could have been repurchased with the proceeds of the exercise.