Form 10-K
period 1996-12-31
TRIPOS INC
filed 1997-03-25
CIK 920691

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the transition period from ____________ to _______________.

                   Commission file number 0-23666

                            Tripos, Inc.
       (Exact name of registrant as specified in its charter)
         Utah                                    43-1454986
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)
      1699 S. Hanley Rd, St. Louis, MO             63144
(Address of principal executive offices)          Zip Code

     Registrant's telephone number, including area code:
                    (314) 647-1099

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                Name of each exchange
                                         on which registered:
          None                               None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, $.01 Par Value
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997, was $43,489,996 based upon the March 21, 1997 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 1997, 3,049,175 shares of the Registrant's Common
Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV.

2. Portions of the Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held May 9, 1997 are incorporated by reference into Part III.

Part I

Item 1.

Business

     Tripos Inc., ("Tripos", the "Company" or the "Registrant"), is a leader in discovery services, informatics and products for life science organizations worldwide. Tripos' current proprietary technologies and strategic relationships expand its reputation in combinatorial chemistry for efficient pharmacological activity prediction and analysis, a major factor in customersO cost-effective new product success. Based on scientific expertise in these areas as well as a worldwide sales and marketing organization, Tripos expanded its business model in 1996. The Company now offers the following products and services: software, systems integration, technology transfer, screening libraries, contract discovery research and risk based discovery research. The Company continues to be a reseller of third party hardware products that are compatible with the Company's software products.

     Effective June 1, 1994, Evans & Sutherland Computer Corporation ("E&S") distributed all outstanding shares of Tripos, Inc. common stock to E&S shareholders ("the Distribution"). Every three shares of E&S yielded one share of the Company. Prior to the Distribution, the Company was a wholly owned subsidiary of E&S.

     The Company was originally incorporated in the state of Missouri on October 29, 1979. The Company was reincorporated under the laws of the State of Utah effective June 1, 1994. The Company maintains its executive offices and principal facilities at 1699 S. Hanley Rd., St. Louis, Missouri 63144. The Company also has wholly owned subsidiaries with offices in Milton Keynes, England, Antony, France, and Munich, Germany. There are two leased offices for sales activities in Shrewsbury, New Jersey, and Redwood City, California.

Industry Background

     The success of companies in the pharmaceutical, biotechnology, chemical and agrochemical industries is substantially dependent upon their ability to identify new pharmaceutical and chemical compounds with targeted activities and properties which can be brought to market rapidly and on a cost-effective basis. The discovery and development of a new pharmaceutical or chemical product candidate typically involves many investigative phases, including storage, retrieval, analysis, review, communication, management and manipulation of large volumes of information relating to chemical structures and properties, molecular patterns, statistical information, reactions involved in syntheses and biological properties. Based on industry data, the average pharmaceutical discovery process requires synthesis and testing of over 10,000 chemical compounds for each new product brought to market. The Company's products are used primarily in the pre-clinical phases of new pharmaceutical development, the equivalent pre-approval phase of agrochemical product development and product discovery phases of chemical research. These phases can represent up to 30% of the expense of new product research and development.

     Industry pressure to reduce product development cost and time to market are in part attributable to increased competition and increased political, regulatory and consumer scrutiny. By reducing the time to market, pharmaceutical companies can generate billions of dollars of additional profits. In addition, environmental regulations and consumer activism are forcing chemical and agrochemical companies to evaluate alternative products and means of doing business, thereby increasing their product development and operating costs. Through the use of effective discovery information and analysis software in the key initial stages of new compound research and development, companies in these industries may be able to evaluate scientific data faster and more cost efficiently for the creation of new chemical lead candidates.

     Pharmaceutical and biotech companies have focused their R&D efforts on both novel compounds exhibiting demonstrable benefits over the existing commercial drug and novel targets, many of which are emanating from work being done on the human genome project. To this end, many companies are implementing high throughput screening laboratories with robotic systems for the rapid analysis of large numbers of compounds for biological activity. An outgrowth of this development is the increased need for material to screen, or to test. Companies are buying thousands of compounds a year to screen in order to find a novel compound with the desired biological activity. The Company believes it is positioned to provide these compounds and their corresponding database through its collaboration with Panlabs, Inc. of Bothell, Washington. By coupling compounds with discovery informatics, Tripos offers its customers increased discovery efficiencies.

Products

     The Company offers its expertise for customer applications via a complementary range of new compound discovery technologies in software, chemical compound library, and consulting service options.

Discovery Software (Computational Chemistry)

     The Company's software products collectively address the needs of the customer organizations' new compound research team. Standalone, client-server and new Web intranet applications are variously employed depending on the requirements of the individual research team members with an emphasis on easy analysis of complex data results. At the team level, the products' integrated design creates a collaborative discovery research environment by providing convenient scientific data communication features and strategies.

     Integrated Molecular Design, 3D Searching, and Analysis: This integrated system of applications consists of SYBYL Molecular Design, UNITY 3D Flexible Searching, TRIAD NMR Analysis, and other
related optional modules.   These programs feature  a shared data
environment compatible with  heterogeneous distributed global
networks.   The products are available on UNIX workstations from
Silicon Graphics. SYBYL provides research scientists with an interactive tool for exploring the complex three-dimensional shapes of molecules and the relationship between shape, structure, function and activity. Understanding these relationships permits the scientist to postulate new molecules which will have an enhanced activity or property, or reduced adverse properties or side effects. UNITY, introduced in 1993, was developed for chemical information applications through a consortium of nine of the Company's customers. It provides two-dimensional and three-dimensional database searching of chemical structures, including three-dimensional conformationally flexible matching. It can screen hundreds of thousands of molecules in seconds for specified
patterns.   TRIAD provides automated processing of nuclear magnetic
resonance ("NMR") spectral data from spectrometers. Its use with SYBYL results in fast analysis of results to predict three-dimensional molecular structures for visualization and analysis. Such structures are important inputs to the molecular modeling process and can serve as starting points for database searches.

     Molecular Spreadsheet: The Molecular Spreadsheet functions as the central communication tool environment for the scientist, and promotes easy data analysis and graphical representation of results. The format of the Molecular Spreadsheet is similar to that used in popular business spreadsheets, providing a familiar environment for the user. This familiarity accelerates the learning process and allows the user to concentrate on solving research problems. Scientists can use the Molecular Spreadsheet to combine the results of database queries with general data manipulations, statistical analyses and chemistry-specific computations to perform "what if" analyses. This unifying feature is a significant differentiator for the Company's products.

A new product, ChemEnlighten, which is expected to be released in the second quarter of 1997, extends the paradigm of the Molecular Spreadsheet by enabling the handling of spreadsheets containing hundreds of thousands of compounds (rows). The product uses File Based Tables and a JavaSheet viewer for Intranet Web browsers. Analysis tools similar to those offered by the Molecular Spreadsheet are currently under development.

     Combinatorial Chemistry and Molecular Diversity:   Legion,
Selector, and DiverseSolutions software offer specialized database management and diversity analysis. The software is used to manage the extremely high volumes of data created by high throughput screening, to plan new experiments in combinatorial (high throughput) synthesis and to interpret the results. The Company meets customer demands for software complementing new technology that screens and tests hundreds of thousands of chemical compounds to see which ones show pharmaceutical or agrochemical activity. Legion generates descriptions and databases of compound libraries based on specified reactants and reactions. Selector analyzes the structures and properties to produce predictive models that help guide the search for new leads or to select subsets of larger collections of compounds to speed Discovery research programs. DiverseSolutions solves related problems in molecular diversity analysis with the ability to rapidly search large data sets; it was introduced in 1996.

     Personal Computer Software Products:   The Company offers
Alchemy 2000 and a number of associated modules. Completely rewritten for release in 1996, Alchemy 2000 is designed for individual scientists and students for molecular visualization, analysis, and chemical property prediction. Alchemy 2000 works in the Microsoft Windows operating environment. The ease of use and affordability of Alchemy 2000 allows a larger number of academic and commercial chemists and biologists to use molecular modeling. Several companion application modules are currently offered as options to the program. These options target specific research areas including polymer, glass, protein, and statistical research.

     These products range in price from $495 to $1,995 and contain license management using software licensing codes or shrink wrap format.

     Web-based Software: The Company has developed a toolkit for accessing its molecular design and database searching software via customer Intranets. Many of the CompanyOs pharmaceutical customers are investing heavily in development of internal computer networks to provide software applications and services to their scientists. The company is seeding that effort with servers and Java applets for Web browsers in order to broaden the access to its products among medicinal chemists. The Company began marketing this technology as the Discovery.Net Club in 1996. Membership provides customers with a significant lead in Intranet developments they would otherwise undertake on their own. Additional servers and applets are under development.

Discovery Services

     Compounds:   Recent advances in the area of high-throughput
screening (rapid screening of compounds for biological activity) have given rise to the need for large numbers of compounds by both pharmaceutical companies and biotechnology companies. These companies routinely acquire thousands of compounds a year to screen in search of novel classes of active compounds. By applying the Company's compound design technology in conjunction with the synthesis technology of Panlabs, Inc. (of Bothell, WA), the Company has brought to market Optiverse, a diverse library of screening compounds. This library provides an efficient source of compounds for screening by removing redundant and ineffective samples from the screening effort.

     A key advantage of the Optiverse library is that each compound is representative of a cluster of similar compounds numbering in the thousands. When Optiverse compounds demonstrate activity in pharmaceutical company assays, the Company and Panlabs can quickly and efficiently provide hundreds of similar compounds for follow-up screening and lead optimization.

     ChemSpace: Tripos has developed unique and proprietary technology for the storage and searching of vast numbers of combinatorial products and related data. Using this technology, Tripos has rapidly created a database of over 150 billion synthetically accessible small organic chemical structures that are searchable in real time at the rate of 500 million per hour. The database can be customized to include reactions and compounds that are proprietary to its customer base. Tripos is licensing this technology to a limited number of pharmaceutical companies.

     Consulting:   The reforms in health care have forced
pharmaceutical companies to restructure their operations, including their research programs. One of the results of this restructuring is a significant emphasis on outsourcing and partnering on the part of the large pharmaceutical companies with smaller technology companies. At the same time, the rapid development of certain technologies, including combinatorial chemistry and high throughput screening, have forced many of the smaller pharmaceutical companies and biotech companies to look to outside groups to provide needed technology rather than invest in it themselves. This significant trend in outsourcing has opened the opportunity for the Company to offer its expertise to drug development organizations through compound design, molecular analysis, and, in conjunction with Panlabs, a complete suite of lead discovery and lead optimization capabilities. Tripos leverages these capabilities by entering into consulting service contracts with its customers.

Sales, Marketing and Distribution

     The Company sells its software products directly in the U.S.
and Europe, through an exclusive distributor arrangement in Japan with Sumisho Electronics Company, Ltd., and through non-exclusive agency relationships in Korea with New Technics Co., Ltd., in Taiwan with Scientek Corporation, in China and Singapore with 3-Link
Systems Pte. Ltd., and in India with iitSoft. On December 31, 1996, the Company's sales force consisted of 40 management, technical, sales and administrative employees: 17 for the United States and Canada, 21 in Europe, and 2 for the Pacific Rim. The Company's domestic sales and support center is located at its headquarters in St. Louis, Missouri. The Company also maintains sales offices in California and New Jersey. The Company has wholly owned subsidiaries in suburbs of London, Paris and Munich.

     For its software product lines for workstations, the Company employs pre-sales and post-sales support scientists resident in the United States, England, France, and Germany. These scientists, working in collaboration with the Company's sales employees, have developed a consultative sales approach through which the Company has created relationships with its key customers. The Company believes these relationships enable the Company to understand and better serve the information management needs of its customers. Because the Company's customers frequently have both domestic and international operations, the Company's sales staff and scientists in foreign locations work closely with their counterparts in the United States to ensure that the customer's international needs are met in a coordinated and consistent fashion.

     The Company's workstation-based software products are sold in a variety of ways, one of which is perpetual licenses on the basis of a fixed number of simultaneous users per module. Network-based licensing is available, based on a count of the number of simultaneous users. The Company has also introduced one, two and three year subscription service options that offer customers the flexibility to change their product selections periodically and are renewable at the end of the selected terms. The Company expects to migrate its customer base to shorter-term license renewals based on the flexibility to access all of its software products. This will provide a predictable recurring revenue stream from periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their problems.

     Sales of the compound libraries are made through a staff
assigned to the product.   Tripos has dedicated sales professionals
on the east and west coasts of the United States and in Europe. The Optiverse library now includes over 80,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and Tripos retains no trailing rights to the compounds once they are purchased by a customer.

     The Company's sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as with the industries served by the Company. The Company's sales representatives are compensated through a combination of base salary, commissions and bonuses based on quarterly and annual sales performance. In addition, the Company's pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive a compensation determined in part by their success in supporting and generating sales in a particular territory.

     The Company exhibits its software at various scientific conferences and trade exhibitions, including national and regional conferences of the American Chemical Society and the Experimental
Nuclear Magnetic Resonance Conference. Company scientists frequently publish and present results of original research at these and other conferences throughout the world.

     The Company sells its personal computer software products principally through direct mail and relationships with distributors.

Customer Training, Service and Support

     The Company's licenses typically provide a limited warranty for a 90 day period. Thereafter, support of the Company's software products is provided for an annual fee. Approximately 80% of the Company's commercial customers and half of the Company's academic customers have contracted for support service. This service gives customers access to telephone consultation with the Company's technical personnel in local offices, on-line access to a Company-operated computer bulletin board, new release versions of licensed software and other support required to utilize the Company's products effectively.

     The Company offers customer training in the use of its products through staff knowledgeable in both chemistry and computer science. The Company sends technical newsletters, bulletins, and advance notification about future software releases to its customers to keep them informed and to help them with resource allocation and scheduling. The Company also sponsors seminars throughout the world for its customers, involving presentations both by Company personnel and guest lecturers. These seminars are designed to enhance customer understanding of the Company's products and their potential utilization as an aid to customer research requirements. The Company currently provides its customers with advice on computer system configuration management and frequently provides customers with consulting advice in addressing particular research questions as part of the normal pre- and post-sales process.

Product Development

     The Company believes that its ability to maintain its technological position in the molecular informatics market and to continue development of the diverse compound library will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and meet an evolving range of customer requirements. The Company intends to continue to make substantial investments in product and technology development to meet its customers' requirements.

     The Company has previously experienced delays in developing new products ranging from a few days to approximately twelve months.
The complexity of developing new and enhanced scientific information management software in a client/server environment is significant. Delays or unexpected difficulties in any segment of a development project can result in late or undeliverable product. In view of this complexity, there can be no certainty that the Company will be able to introduce its products on a timely basis in the future, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance.

     The Company's research and development activities are undertaken by its Discovery Software Group and its Accelerated Discovery Services Group. The Discovery Software Group, composed of chemists and other scientists, works closely with customers to identify market needs for new products. Upon identification of a market need for a new product, the Discovery Software Group collaborates with the Company's software engineers to develop requirements and specifications, implement code and perform regression tests for the new product. Separate quality assurance, environment management and systems groups manage the final release, documentation and porting of the new product to all supported platforms. In addition, the Company funds research at certain academic institutions. The Company believes that this funding allows it to gain access to significant technology not otherwise available. The Accelerated Discovery Services Group has its own staff of scientists and programmers that are familiar with the research techniques and goals of its customers.

     Research and development expenses were $3.4 million, $3.6 million, and $3.4 million in 1994, 1995 and 1996, respectively. Research and development expenses, including the amount of capitalized costs were $4.3 million in 1994, $6.8 million in 1995 and $7.0 million in 1996 representing 22%, 32%, and 24% of net sales, respectively. The Company capitalized $.9 million of product development costs in 1994, $3.2 million in 1995 and $3.6 million in 1996. This represented 21%, 47% and 51% of total product research and development expenditures in these periods. The Company anticipates that its investment in new product research will continue to be significant as Tripos invests in the growth of web-based tools, desktop applications and combinatorial chemistry software products. Likewise, investment continues on the diverse compound libraries.

     The Company has entered into consulting contracts with certain customers which provide for collaboration with the Company in customizing chemical compound libraries for drug discovery in specific therapeutic areas. The Company recognizes revenue related to such agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis.

     Tripos offers its customers a systems integration service by which the Company builds customized systems solutions. Chemical research teams require improved information access and usage in their discovery process. The Company is helping its customers meet these needs by applying its expertise in web technologies, chemical information systems, and biological data handling to build integrated systems designed specifically for the customer's environment and discovery process.

Proprietary Rights

     The Company relies primarily upon a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect the proprietary rights in its products. In addition, the Company has obtained one patent with respect to its SYBYL QSAR product which expires June 18, 2008. The source code for the Company's products is protected both as a trade secret and as an unpublished, copyrighted work. In addition, the Company's software products are developed and manufactured only at its St. Louis facility and the Company does not disclose the source code for its products to any of its subsidiaries or distributors. The Company supplies its source code under special, restrictive license provisions to customers on special request. All software products are shipped from its St. Louis facility. Chemical compound libraries are only manufactured and shipped by Panlabs, Inc. at its Bothell, Washington location. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company does business. Because the markets in which the Company competes are characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

     The Company licenses its workstation software through the execution of license agreements. The Company licenses its personal computer software products by use of a "shrink wrap" license. A "shrink wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product and is intended to bind the purchaser, by the purchaser's acceptance of the software, to such terms and conditions.

     The Company has a number of contracts with academic institutions and individuals providing the Company the right to license, market and use technology developed outside the Company. These products, while important for the Company's ability to offer an enriched product line, do not represent a material percentage of the Company's annual revenue.

     Compound and consulting transactions require specific agreements regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.

Competition

     The Company operates in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards.
The Company competes with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. The Company's Accelerated Discovery Services Group competes with other vendors for the sale of contract research and compound libraries.

     Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. The competition experienced by the Company in its existing and targeted markets could result in price reductions, reduced margins and loss of market share, all of which could have an adverse effect on the Company. A number of the Company's existing competitors have significantly greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its markets are product quality, performance, reliability, ease of use, technical service and support, and price. It is expected that these factors will remain major competitive issues in the future, but additional factors will become increasingly important, including contribution to the overall efficiency of the research effort through enhanced integration, communication and analysis. Although the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not have a material effect on its business, operating results or financial condition.

Production

     The Company's production operations consist of assembling, packaging and shipping the software and database products and documentation needed to fulfill orders. Outside vendors provide CD-ROM duplication, printing of documentation, manufacturing of packaging materials and assembly of the Company's desktop products. The Company typically ships its products promptly after the acceptance of a customer purchase order and the execution of a software license agreement. Accordingly, the Company does not generally have any significant software backlog, and the Company believes that backlog at any particular time, or fluctuations in backlog, are not indicative of sales for any succeeding period.

     Chemical compounds are designed by Tripos and manufactured by Panlabs, Inc. at their Bothell, Washington facility. Compound sales are shipped shortly after the execution of a sales contract between the customer, Panlabs and Tripos. The potential for backlogs exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received.

Significant Customers

     The Company does not derive 10% or more of its total sales from any single customer.

International Sales

     The Company sells its software products through its wholly owned subsidiaries in Europe, through an exclusive distributor in Japan, and through non-exclusive agency relationships in Singapore, China, India, Korea, and Taiwan. Net sales from the Company's activities outside of North America represented approximately 57%, 49% and 48% of the Company's total net sales in 1994, 1995, and 1996, respectively. Net sales in Europe accounted for 48%, 39% and 38% of the Company's net sales in 1994, 1995, and 1996, respectively, with the balance from customers in the Pacific Rim. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales. See Note 8 to the consolidated financial statements, Geographic Segment Data, in the Company's Annual report.

Employees

     As of December 31, 1996, the Company had a total of 122 employees, of whom 100 were based in the United States and 22 were based internationally. Of that total, 62 were engaged in marketing, sales and related customer-support services, 45 in product development and 15 in operations, administration and finance. The Company's future success is significantly dependent on the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees are represented by a labor union nor covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with employees to be good.

Executive Officers and Key Employees

     The information required by this item is included in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 1997 under the caption
"Management", and is incorporated herein by reference.


Item 2.   Properties

     The Company's principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. These facilities are leased through August 31, 2000. The Company leases two other domestic sales and service offices in Shrewsbury, New Jersey and Redwood City, California. The Company's European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3.   Legal Proceedings

     The Company is currently not a party to any material litigation and is currently not aware of any pending or threatened litigation that could have any material adverse effect upon the Company's business, operating results or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended
December 31, 1996.

Part II

Item 5.   Market for Registrant's Common Stock and Related
Shareholder Matters

     The information required by this item is set forth on page 32 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is set forth on page 30 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required by this item is set forth on pages 13 through 17 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary financial information required by this item are set forth on pages 18 through 28 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

Part III

Item 10.  Directors and Officers of the Registrant

     The information required by this item is included under the captions "Election of Directors" and in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 1997 and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included in the Company's Proxy Statement under the caption "Management" and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is included under the caption "Executive Compensation and Related Information", except for the Report of the Compensation Committee or the Comparison of Shareholder Return, in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The Company has not engaged in any transaction or had any relationship with any executive officer or director that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements.

          The following Consolidated Financial Statements of Tripos, Inc. and Reports of Independent Auditors are set forth in the Company's 1996 Annual Report to Shareholders and are incorporated by reference.
                                                   Annual Report
                                                    Page Number
     Consolidated Balance Sheets as of
     December 31, 1996 and 1995 . . . . . . . . . . .    18

     Consolidated Statements of Operations
     for each of the three years ended
     December 31, 1996, 1995 and 1994 . . . . . . . .    19

     Consolidated Statements of Cash Flows
     for each of the three years ended
     December 31, 1996, 1995 and 1994 . . . . . . . .    20

     Consolidated Statements of Shareholders' Equity
     for each of the three years ended December 31,
     1996,1995 and 1994 . .  . . . . . . . . . . . .     21

     Notes to Consolidated Financial Statements . . . . .22 - 28

     Report of Ernst & Young LLP, Independent Auditors for the fiscal years ended December 31, 1996 and 1995 . 29

     2.   Financial Statement Schedule

          The following financial statement schedule of Tripos, Inc. is included in this annual report on Form 10-K.
                                                    Page Number

     Schedule II-Valuation and Qualifying Accounts          II-1

     Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related items.

     3.   Exhibits - see the following Exhibit Index of this report.

     The following exhibits listed in the Exhibit Index are filed with this report:
     10.12First Amendment to Lease between Tripos and Cahn Realty
          Associates dated May 1, 1996
     11   Statement Re: Computation of Per Share Earnings
     13 The Registrant's 1996 Annual Report to Shareholders (portions of which are incorporated by reference herein)
     23.1 Consent of Ernst & Young LLP, Independent Auditors
     27   Financial Data Schedule

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     None.

(c)  Exhibits - see Exhibit Index:
     Management Contracts and Compensatory Plans - the following exhibits listed in the Exhibit Index are listed below pursuant to item 14(a)-3 of Form 10-K:

     10.1      Tripos, Inc. 1994 Stock Option Plan
     10.2      Tripos, Inc. 1994 Employee Stock Purchase Plan
     10.3      Tripos, Inc. 1994 Director Option Plan
     10.4      Tripos, Inc. 1994 401(k) Plan
     10.5      Amendment to the 1994 401(k) Plan
     10.6      Tripos, Inc. 1996 Director Stock Compensation Plan



Exhibit                  Exhibit Index
Number                   Description

2.1  Distribution Agreement between Tripos and E&S
3.1  Amended and Restated Articles of Incorporation
3.2  Amended and Restated Bylaws of Tripos
3.3  Amended and Restated Articles of Incorporation dated
     January 26, 1996
10.1    Tripos, Inc. 1994 Stock Option Plan
10.2    Tripos, Inc. 1994 Employee Stock Purchase Plan
10.3    Tripos, Inc. 1994 Director Option Plan
10.4    Tripos, Inc. 1994 401(k) Plan
10.5    Amendment to the 1994 401(k) Plan
10.6    Tripos, Inc. 1996 Director Stock Compensation Plan
10.7    Master Collaboration Agreement between Tripos and MDL
        Information Systems, Inc. dated February 2, 1996
10.8    Rights Agreement between Tripos and Boatmen's Trust Company, as Rights Agent, dated January 26, 1996
10.9    Strategic Business Alliance Teaming Agreement between Tripos and Panlabs, Inc. dated June 30, 1995
10.10   Credit Agreement-Line of Credit, dated as of September 12,
        1996, between Tripos and Boatmen's National Bank of St. Louis
10.11   Lease between Tripos and Cahn Realty Associates dated July 11, 1995
10.12   First Amendment to Lease between Tripos and Cahn Realty
        Associates dated May 1, 1996
11      Statement Re: Computation of Per Share Earnings
13      The Registrant's 1996 Annual Report to Shareholders
        (portions of which are incorporated by reference herein)
21   Subsidiaries of the Registrant: Tripos S.A.R.L., Tripos UK
     Limited and Tripos Associates, GMBH
23.1 Consent of Ernst & Young LLP, Independent Auditors
27   Financial Data Schedule

   Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 and incorporated herein by reference
   Previously filed as an exhibit to the Company's Registration Statement on Form S-8, 33-79610 dated May 31, 1994 and incorporated herein by reference.
p Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
g Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
   Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SIGNATURES

        TRIPOS, INC.
   By:  John P. McAlister                       March 25, 1997
        John P. McAlister, III                    Date
        President, Chief Executive Officer and Member
        of the Board of Directors

                          POWER OF ATTORNEY

 Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, Colleen A. Martin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                     Title                    Date

John P. McAlister        Chief Executive Officer,    March 25, 1997
John P. McAlister III    President and Director
                         (Principal Executive Officer)

Colleen A. Martin        VP, Chief Financial         March 25, 1997
Colleen A. Martin        Officer and Secretary
                         (Principal Financial Officer)

John D. Yingling         U.S. Controller and         March 25, 1997
John D. Yingling         Treasurer
                         (Principal Accounting Officer)
Ralph S. Lobdell         Chairman of the Board of    March 25, 1997
Ralph S. Lobdell         Directors

Stewart Carrell          Director                    March 25, 1997
Stewart Carrell

Gary Meredith            Director                    March 25, 1997
Gary Meredith

Ferid Murad              Director                    March 25, 1997
Ferid Murad

Alfred Alberts           Director                    March 25, 1997
Alfred Alberts

                            TRIPOS, INC.

            SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
  Years Ended December 31, 1994, December 31,1995 and December 31,
                                1996
                           (in thousands)

       Col. A        Col. B         Col. C         Col. D     Col. E
                                   Additions     Deductions
                   Balance    Charged   Charged  Charged      Balance
                   at         to Cost   to       to           at End
    Description    Beginning  and       Other    Reserves     of
                   of Period  Expenses  Accounts              Period

 Allowance for
 Doubtful Accounts
              1994    $187      $(110)     $--       $11        $66
              1995      66          2       --        28         40
              1996      40        140       --       103         77

 Valuation Allowance for
 Deferred Income Tax Assets:
              1994     $--       $--       $--       $--        $--
              1995      --        --       434        --        434
              1996     434        --        --       291        143



Exhibit 10.12

                      FIRST AMENDMENT TO LEASE

 THIS FIRST AMENDMENT TO LEASE, made and entered into this 1st day of May, 1996, by and between Cahn Realty Associates (hereinafter referred to as "Landlord") and Tripos, Inc., a Utah corporation
(hereinafter referred to as "Tenant");

 WITNESSETH:

 WHEREAS, Landlord and Tenant entered into that certain Office Building Lease, dated July 11, 1995 (hereinafter referred to as "Lease"), for certain space known and numbered as Suite 303, containing approximately 22,241 square feet of space and located at 1699 South Hanley Road, St. Louis, Missouri 63144 (hereinafter referred to as the "Property"); and

 WHEREAS, the primary term of said Lease commenced on July 1, 1995 and shall expire on August 31, 2000; and

 WHEREAS, pursuant to Section 28 of said Lease, Tenant leased additional space in the Property, containing approximately 1,980 square feet, thereby increasing the total space leased by Tenant to approximately 24,221 square feet; and

 WHEREAS, both Landlord and Tenant are desirous of amending said
Lease;

 NOW THEREFORE, for and in consideration of the foregoing, and the mutual covenants set forth below, it is agreed that said Lease is hereby modified and amended as follows:

 1. As of the Effective Date (as such term is hereinafter defined), Tenant shall acquire and thereafter lease from Landlord two (2) additional parcels of space within the Property, together containing approximately 3,672 square feet, as more fully set forth on Exhibit "A", attached hereto and made a part hereof (hereinafter collectively referred to as "Additional Space").

 As of the Effective Date, Tenant shall vacate and return to Landlord a portion of the Original Space containing approximately
1,705 square feet, as more fully set forth on said Exhibit "A"
(hereinafter referred to as "Returned Space").

 The result of Tenant leasing said Additional Space and releasing said Returned Space is a net increase of square footage leased by Tenant in the amount of approximately 1,967 square feet, thereby increasing the total space leased by Tenant under said Lease to approximately 26,188 square feet. Tenant shall lease the augmented Premises upon the same terms and conditions as the Original Space, except as set forth below.

 2. Tenant has inspected the Additional Space and accepts the same in its present "AS IS" condition; and, except as set forth below, Tenant acknowledges that Landlord has made no representations to Tenant with respect to any other alterations, repairs or improvements to be performed by Landlord within such space. Landlord, at Landlord's sole cost and expense, shall demolish a portion of the temporary wall that was constructed within the Premises in December 1995. The exact portion of the temporary wall to be demolished shall be agreed upon between the parties. Landlord shall also construct another wall within the Premises across for the area designated for the receptionist. Landlord shall also assume the obligation to remove all telecommunications wires utilized by Landlord within said Additional Space. Tenant shall assume all costs and obligations to relocate Tenant and all of Tenant's personal property, equipment and telecommunications lines from the Returned Space to the Additional Space.

 When the work to be performed by Landlord has been substantially completed (i.e., subject to normal "punchlist" items), Landlord shall provide notice to Tenant, who shall then immediately inspect the Premises and acknowledge in writing whether or not the work has been performed according to this Amendment or any other plans and specifications approved by the parties; provided, however, that there shall be no withholding of acceptance if the work is substantially completed such that there would be no material interference with Tenant's use or occupancy of such space caused by any incomplete work. It shall be deemed that Landlord has performed all of its obligations with respect to such work unless Tenant give Landlord written notice, within the first five (5) days after delivery of such space, specifying in what respect Landlord has not performed its obligations hereunder. If the work has been substantially but not entirely completed, Tenant shall accept the Additional Space and give Landlord a written punchlist of such items necessary to complete; Landlord shall thereafter promptly complete such items. Any disputes between Landlord and Tenant as to whether or not the Additional Space or any punchlist has been substantially completed, or with respect to any other matter related to any work performed by Landlord within the Premises, shall be resolved by the project general contractor.

 Tenant acknowledges that the aforesaid work shall be performed while Tenant is in possession of the Premises. Landlord shall use good faith efforts to complete such work in such a manner as will minimize any interference with the business of Tenant; nevertheless, Landlord shall be the sole judge of the method and manner in which such work shall proceed. In the event Tenant is inconvenienced by Landlord's work, Tenant shall make no claim against Landlord, nor shall any Rent payable to Landlord be reduced or abated while Landlord is performing such work. However, Landlord shall remain liable for any personal injuries suffered by Tenant or Tenant's invitees directly caused by the negligence of Landlord while Landlord is performing such work.

 Landlord shall use good faith efforts to complete the aforesaid interior finish work by May 1, 1996. However, in the event Landlord shall be unable to deliver such work by such date, for any reason including, but not limited to, labor strikes, casualty, legal actions, suits or injunctions, condition of the elements, or the inability to secure any materials, or in the event Tenant requests any changes, modifications or additions to the aforesaid work to be performed by Landlord, Landlord shall not be liable to Tenant, nor shall the validity of this Amendment be impaired, but Landlord shall cause such work to be completed as soon thereafter as possible.

 Tenant shall have fourteen (14) business days from and after the date Landlord delivers the Additional Space to Tenant in which to vacate the Returned Space. During and for such fourteen (14) days, Tenant shall remain liable for all rent and other charges accruing under said Lease with respect to the Original Space (inclusive of the Returned Space) and the Additional Space, plus all other costs and damages sustained by Landlord as a result of Tenant's failure or delay to vacate the Returned Space within said fourteen (14) days.

  3. The parties acknowledge that, in connection with Tenant leasing said Additional Space and releasing said Returned Space, a portion of the Premises leased and/or used by Landlord, specifically the area containing Landlord's computer mainframe, shall be inaccessible to Landlord except through a path through the redefined Premises. Therefore, notwithstanding anything to the contrary in this Amendment or said Lease, Landlord hereby retains for itself, and Tenant hereby grants to Landlord a twenty-four (24) hour easement and right of access through the Premises for Landlord, and Landlord's agents, employees and contractors for the purpose of gaining access to and maintenance, repair and replacement of Landlord's computer mainframe. Landlord shall use good faith efforts not to unreasonably interfere with Tenant's use of the Premises during or in connection with Landlord's use of such easement; Landlord shall be liable for any direct damages to property or injuries to persons proximately caused by Landlord's entry or use of such easement. Tenant acknowledges that the aforesaid easement, and Landlord's unrestricted right to gain access to Landlord's computer mainframe, is material consideration for the execution of this Amendment. The twenty-four (24) hour easement and right of access is not assignable, except and only in the event such assignment/sublease is to an affiliated company of Landlord who occupies Landlord's premises within the Property. At such time as Landlord no longer requires the area containing its computer mainframe or access to the area (including a reasonable time to remove such mainframe), said easement and Landlord's right of access shall terminate and said area shall instantly become available to Tenant. In the event Tenant denies or material delays Landlord's access in and across such easement to Landlord's computer mainframe, Tenant shall be in default under said Lease, and Tenant shall be liable for all damages sustained by Landlord. In addition, Landlord shall have the right to seek immediate relief, or other equitable remedies, to enforce this provision.

  4. As of the Effective Date, Tenant shall pay to Landlord, as Base Rent for the entire Premises, the amount set forth below.

        Original Space   Additional     Total          Total
        Monthly Base     Monthly Base   Monthly        Annual
Period  Rent             Rent           Base Rent      Base Rent

Effective Date through
August 31, 2000
        $33,808.50       $2,745.60      $36,554.10     $438,649.20

Payment shall be made on the first day of each calendar month, in advance, without set off or deduction, at the office of Landlord.
In the event the Effective Date is any date other than the first day of a calendar month, the rent payable for such partial month shall be equitable pro rated to reflect such adjusted rent.

   5. For purposes of this Amendment, the Effective Date shall be defined as the date Landlord tenders to Tenant the Additional Space with all work therein to be performed by Landlord substantially completed. In the event Landlord delivers the Additional Space to Tenant on any date other than May 1, 1996, Landlord and Tenant shall execute Landlord's written memorandum, setting forth the actual delivery date, the date when all rent shall be adjusted, and any punchlist items which Landlord must complete, and any other information reasonably requested by Landlord.

   6. Landlord and Tenant each warrant that they have dealt with no broker or other person claiming a commission for or in connection with this First Amendment to Lease; and each party shall hold the other harmless for any breach of such warranty.

   7. Tenant acknowledges that Landlord has complied with all alterations, additions, and replacements under said Lease with respect to the Premises, and that the Premises are not in need of repair or maintenance; and Tenant hereby ratifies acceptance of the Premises in its present "AS IS" condition.

   Except as hereby amended, all other terms and conditions of said Lease shall remain unchanged, and shall be in full force and effect as if again recited herein.

   WHEREFORE, the parties have executed this First Amendment to Lease the day and year first above written.

LANDLORD:                          TENANT:

CAHN REALTY ASSOCIATES             TRIPOS, INC.
                                   a Utah corporation

By: Paul Cahn                      By: John P. McAlister
Print Name:Paul Cahn               Print Name: John P. McAlister
Title: Landlord                    Title: President & CEO

Exhibit 11

           Statement Re: Computation of Per Share Earnings
        For the years ended December 31, 1996, 1995 and 1994

(In thousands, except per share data)
                                          Year Ended
                                  1996       1995       1994
Primary:
Average shares                  2,923,284  2,859,533          -
outstanding
Net effect of options             295,219          -          -
                                3,218,503  2,859,533          -

Net income (loss)                  $1,952   $(1,696)       $352
Per share amount                    $0.61    $(0.59)          -


Fully diluted:
Average shares                  2,923,284          -          -
outstanding
Net effect of options             365,547          -          -
                                3,288,831          -          -

Net income (loss)                  $1,952    $(1,696)      $352
Per share amount                    $0.59          -          -



Exhibit 13

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

Overview
     Tripos, Inc. is a discovery research company with unique expertise in molecular informatics. Tripos supplies software, research services, and compound libraries to the pharmaceutical, biotechnology and other life science industries worldwide.

     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements-Additional Important Factors to Be Considered".

     The Company's revenues and expenses can vary from quarter to quarter depending upon, among other things, the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company and other vendors, and changes in general economic and competitive conditions. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, contract research, and compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

     Effective June 1, 1994, the former parent of the Company, Evans and Sutherland Computer Company ("E&S"), distributed all outstanding shares of the common stock of the Company (formerly Tripos Associates, Inc.) to E&S shareholders (the "Distribution") such that every three shares of E&S yielded one share of the Company. Shortly before the Distribution, the Company changed its name to Tripos, Inc.

     Immediately prior to the Distribution, E&S transferred to additional paid-in-capital the CompanyOs intercompany debt owed to E&S of $6,421,380, made a cash contribution to the Company of $6,506,248, compensated the Company for a $403,000 tax benefit related to net losses incurred by the Company during the period from January 1, 1994 to May 31, 1994, and transferred to the Company the E&S European operations related to the Company.


Results of Operations

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales (except cost of sales data, which is set forth as a percentage of the corresponding net sales data):

                                        1996 1995 1994
Net sales:
     Software licenses                  32%  41%  45%
     Support                            32   31   28
     Accelerated discovery services     23   10    -
     Hardware                           13   18   27
          Total net sales               100  100  100

Cost of sales:
     Software licenses                  19   19   17
     Support                             5    3    4
     Accelerated discovery services     49   56    -
     Hardware                           92   89   91
          Total cost of sales           35   31   33

Gross profit                            65   69   67

Operating expenses:
     Sales and marketing                37   47   42
     Research and development           12   17   17
     General and administrative          8    7    6
     Restructuring charge                -   10    -

          Total operating expenses      57   81   65

Income (loss) from operations            8  (12)   2
Other income, net                        1    2    1

Net income (loss) before income taxes    9  (10)   3

Income tax expense (benefit)             2   (2)   1

Net income (loss)                        7   (8)  2

Net Sales Net sales increased approximately 8% from $19.6 million in 1994 to $21.1 million in 1995 and increased 36% in 1996 to $28.8 million. These increases in net sales were principally attributable to sales of diverse chemical compound libraries in the Accelerated Discovery Services ("ADS") business. These increases were augmented by increases in software and support sales. New product sales represented 24% of software license sales in 1994, 14% in 1995, and 11% in 1996.

     The Company sells its software products directly in North America, through its wholly owned subsidiaries in Europe, through an exclusive distributor arrangement in Japan, and through nonexclusive agency relationships in China, India, Korea, Singapore and Taiwan. Net sales from the Company's activities outside of North America represented approximately 57%, 49% and 48% of the Company's total net sales in 1994, 1995 and 1996, respectively. Net sales in Europe accounted for 48%, 39%, and 38% of the Company's net sales in 1994, 1995, and 1996, respectively, with the balance from customers in the Pacific Rim area, principally Japan. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales.

     Tripos generates a substantial portion of its revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 69%, 58%, and 58% of the Company's total net sales in 1994, 1995, and 1996, respectively.

     List prices for the Company's products have remained relatively stable over the last few years. Prices set by the Company for initial purchases of the Company's software products, including modules, are typically significantly higher than the prices for follow-on customer purchases. As a result, the average software license revenue per customer order has declined as the Company's current installed base has purchased additional simultaneous user licenses for previously purchased software. The sale price for the chemical compound libraries has increased slightly as a result of the increase in the size and number of the orders in 1996 versus 1995, when the product was introduced. In 1996, existing customers represented 87% of total net sales. Increasing net sales from period to period is dependent, in part, on the Company's ability to introduce new products which are accepted by the market and on the Company's ability to penetrate new and existing markets.

     Software license sales decreased 2% from $8.8 million in 1994 to $8.7 million in 1995 and increased 6% to $9.2 million in 1996. The decrease in 1995 is attributable to the lengthy customer decision cycles on new combinatorial chemistry products and concentrated selling efforts in the now discontinued Unison product line. In 1996, the growth in software sales is due to the increase in orders of worldwide licenses for the large pharmaceutical companies and the increased penetration into the biotechnology sector.

     Support sales increased 16% from $5.6 million in 1994 to $6.5 million in 1995 and increased 3% to $6.7 million in 1996. The increase in 1995 is primarily due to a larger installed base of customers with more modules per customer as a result of the overall increase in software license sales in the prior years. The decline in 1996 in the percentage increase in support sales is due to the consolidation of customer support sites for worldwide licenses.

     The Company introduced the Accelerated Discovery Services ("ADS") product line in September 1995 through an alliance with Panlabs, Inc. The sales of diverse compound libraries and contract research generated totals of $2.1 million in 1995 and $9.1 million in 1996, an increase of 329%. The increase in compound library revenue from $2.1 million in 1995 to $8.2 million in 1996 is due to the increase in the number of compounds available for sale, from 40,000 to 80,000. Also, the Company now has extended its sales staff for wider distribution of this relatively new product line. The number of compounds available for sale will increase throughout 1997. The Company sold compound libraries to 50 customers to date. The ADS business also recognized revenue on several research contracts in 1996 and plans to increase this revenue stream in 1997.

     Hardware revenues decreased 26% to $3.8 million in 1995 from $5.2 million in 1994. In 1996, hardware sales were constant at $3.8 million. The decline in 1995 and the constant dollar amount in 1996 reflect the Company's strategy of deemphasizing low-margin hardware sales.

Cost of Sales Total cost of sales increased 1% from $6.4 million in 1994 to $6.5 million in 1995 and increased 55% to $10 million in 1996, which represents 33%, 31% and 35%, respectively, of total net sales.
In 1995, royalty costs paid to third-party developers increased as the mix of software license revenue changed; added to the costs of the diverse compound libraries, these increases offset the decline in hardware costs for the year. The cost of the diverse compound libraries was the principal factor in the overall increase in cost of sales in 1996.

     Costs of software licenses represented 17%, 19% and 19% of software license sales in 1994, 1995, and 1996, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. In 1995 and 1996, the cost of software licenses as a percentage of software license sales increased as the Company introduced new software products requiring significant increases in product documentation, broad-based distribution, and royalty payments.

     Costs of support represented 4%, 3% and 5% of support sales in 1994, 1995, and 1996, respectively. Cost of support principally consists of software product packaging, media and updates to documentation. In 1995, the decrease in costs of sales of support is based on relatively fixed production costs of the manuals and media for software updates. The increase in costs of sales for support in 1996 is based on the shipment of a major release of software to a base of over 700 customers.

      Costs of ADS represented 56% in 1995 and 49% in 1996 of ADS sales. Costs of ADS represent the cost associated with the design and creation of the diverse compound libraries. The decrease in the costs of ADS as a percentage of sales is due to the increase of higher margin contract research revenues. The Company expects the costs of this product line to decline slightly as a percentage of sales in the future as contract research revenues become a higher percentage of the product mix.

     Costs of hardware represented 91%, 89% and 92% of hardware sales in 1994, 1995 and 1996, respectively. Costs of hardware consist primarily of the costs of hardware sold. The Company expects the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit Gross profit was $13.2 million in 1994, $14.6 million in 1995, and $18.8 million in 1996, which represents gross profits of 67%, 69% and 65%, respectively. The decrease in the 1996 gross profit percentage was due to the increase in compound library sales which have higher cost of sales than software and support. The Company believes that gross profit will remain comparable or improve slightly as higher margin contract research and software license revenues increase.

Sales and Marketing Expenses Sales and marketing expenses increased 21% from $8.3 million in 1994 to $10.0 million in 1995, and increased 8% to $10.7 million in 1996. This increase was primarily due to the expansion of the sales and marketing organization in Europe for the sale of the ADS product line, the creation of a business development and strategic relations department, and increases in marketing and selling of new products. Sales and marketing expenses as a percentage of net sales increased from 42% in 1994 to 47% in 1995, and decreased to 37% in 1996. The decrease in sales and marketing expenses as a percentage of sales in 1996 is a function of increased sales along with improved efficiencies among the sales and marketing staff. The Company expects total sales and marketing expenses as a percentage of net sales to decline slightly in the future as cost efficiencies continue to be implemented in the worldwide sales and marketing staff.

Research and Development Expenses Research and development expenses increased 3% from $3.4 million in 1994 to $3.6 million in 1995, and decreased 5% to $3.4 million in 1996, representing 17%, 17%, and 12% of net sales, respectively. This decrease was primarily due to the reduction in development staff resulting from the discontinuation of the Unison product in December 1995.

     Research and development expenses, including the amount of capitalized costs, were $4.3 million in 1994, $6.8 million in 1995 and $7.0 million in 1996, which represents 22%, 32%, and 24% of net sales, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $.9 million in 1994 of software development and $3.2 million and $3.6 million in costs of software development and compound library creation and design in 1995 and 1996, respectively. This represented 21%, 47% and 51% of total product research and development expenditures in these periods. The Company anticipates that its investment in new product research will remain at comparable levels as Tripos continues development in web-based tools, desktop applications, diverse compound libraries, and combinatorial chemistry tools.

General and Administrative Expenses   General and administrative
expenses increased 20% from $1.2 million in 1994 to $1.4 million in 1995, and increased 66% to $2.4 million in 1996, representing 6%, 7%, and 8% of net sales, respectively. The increase in expenses is the result of an increase in the bad debt provision, increased shareholder relations activities and funding the Company's incentive bonus pool for exceeding operating income goals. The Company expects general and administrative expenses to remain at comparable levels in the future.

Restructuring Charge The company incurred a nonrecurring restructuring charge of approximately $2.2 million in the fourth quarter of 1995 related to the discontinuation of development, marketing and sales of the Unison product line. The Company discontinued this line in conjunction with an alliance which was formed with its major competitor in the market where this product was sold. This alliance allowed the Company to reallocate certain resources to the continued development of other product lines. The charge represented the write-off of previously capitalized development costs, write-down of assets used in product development, settlement of contractual obligations, and severance costs.

     All cash outlays related to the restructuring for severance costs and settlement of contractual obligations have been paid out as of December 31, 1996. The amount reserved for these cash outlays was estimated at $447,000 and occurred principally in the first quarter of 1996. The source of funding was cash generated from operations. The remaining components of the restructuring charge represented the write-down of previously capitalized development costs of $1.6 million and the write-off of equipment used in the development of the product of $110,000.

     The effects of the restructuring plan on operating results for 1996 were realized through reduced annual amortization charges of $139,000 and reduced labor costs of $350,000. The anticipated effects for 1997 will be reduced amortization costs of $139,000 and reduced labor costs of $350,000. The impact on annual revenues in 1996 and for 1997 are considered minimal as the Unison product contributed less than 5% of software license sales in 1995.

Interest Income Interest income of $247,000 in 1994, $424,000 in 1995 and $425,000 in 1996, was from interest earned on investments.

Other Income The Company had other income (expense) of $(19,000) in 1994, $25,000 in 1995 and $(17,000) in 1996.

Income Tax Expense The Company's tax expense (benefit) was $186,000 in 1994, $(339,000) in 1995 and $760,000 in 1996. The Company's effective tax rate was 35%, 17% and 28% for 1994, 1995 and 1996, respectively. Prior to the date of the Distribution, the Company was included in the consolidated income tax return of E&S. The effective rates for 1995 and 1996 reflect the impact of net operating loss carryforwards for which current benefits were not recognized until the second quarter of 1996.

Liquidity and Capital Resources

     The Company's working capital increased from $8.6 million in 1995 to $10.4 million in 1996. The increase in working capital is the result of the Company's earnings for the current year.

     Net cash provided by operating activities increased from $1.9 million in 1995 to $4.9 million in 1996. This primarily was due to a change in net income of $3.6 million and an increase in amortization of $1.1 million, offset by the restructuring charge taken in the previous year.

     Net cash used in investing activities increased from $.2 million in 1995 to $4.5 million in 1996. The increase relates to net purchases of investments throughout the year. The Company invests available cash in bank deposits, investment-grade securities and, short-term interest-producing investments, including government obligations and other money market instruments. The level of 1996 capital expenditures is 8% over the prior year. The Company anticipates that 1997 capital purchases will be comparable to 1996.

     Net cash provided by financing activities increased from $.1 million in 1995 to $1.0 million in 1996 as the result of stock issued pursuant to stock plans.

      Management believes that with the current cash position of $5.4 million, short-term investments of $3.3 million, accounts receivable of $10.6 million, continued cash flow from operations, availability of a $2.5 million line-of-credit, and total current liabilities of $9.5 million, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next 12 months. Management believes that with total long-term liabilities of $.6 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

Foreign Currency Translations

     The Company's foreign operations transact the majority of their business in their respective local currencies and are therefore generally not exposed to foreign currency gains or losses. Due to the relative stability of the currency of the countries in which the Company operates and the level of investment in each country, the Company's current intent is to retain assets within its foreign operations to fund those operations. The Company's foreign currency transaction gains and losses have not been significant to date, and management believes the Company's exposure to future foreign currency transaction gains and losses is minimal.

Cautionary Statements-Additional Important Factors to Be Considered

     The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences, include, but are not limited to, the following:

     Rapid Technological Change. The software and discovery research industries are characterized by rapid change and uncertainty due to new and emerging technologies. The pace of change has recently accelerated due to the Internet, combinatorial chemistry software products, and combinatorial chemistry companies entering the market. There can be no assurance that Tripos will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

     Customer Acceptance. While the Company provides a database of the chemical compounds in its library and performs extensive usability and beta-testing of its new software products, user acceptance and corporate penetration rates ultimately dictate the success of development and marketing efforts.

     Competition. The discovery research industry is highly competitive. A number of companies offer products that target the discovery research market. Tripos competes with software and discovery research vendors for the research budgets of pharmaceutical and biotechnology companies. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than Tripos.

     Dependence on Key Personnel. Tripos' continued success depends to a significant degree upon the continued service of its President and CEO, John P. McAlister, and other key technical and senior management personnel. The loss of the services of Dr. McAlister or any other key personnel and the inability of the Company to attract and retain suitable replacements could have a material adverse effect on the Company.

     Possible Acquisitions. The Company may make acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct experience, and potential loss of key employees of the acquired companies.


 Consolidated Balance Sheets

                                               Year ended   Year ended
                                             December 31,  December 31,
                                                     1996         1995
Assets:
   Current assets:
    Cash and cash equivalents................  $5,393,074   $3,954,804
    Investments..............................   3,335,444    3,178,637
    Accounts receivable, less allowance for
      doubtful accounts of  $77,381 in 1996
      and $40,419 in 1995....................  10,557,620    7,357,324
   Prepaid expenses..........................     495,571      469,406
    Deferred income taxes....................     118,000      610,000

       Total current assets..................  19,899,709   15,570,171

Property and equipment, less accumulated
      depreciation...........................   1,163,645    1,191,386
Capitalized development costs, net of
       accumulated amortization of $4,945,567
    in 1996 and $2,460,670 in 1995...........   3,130,013    2,264,394
Other, net...................................     315,667       33,100

       Total assets..........................  24,509,034   19,059,051


        Liabilities and shareholders' equity:

Current liabilities:
   Accounts payable.........................      844,920    1,120,136
   Accrued expenses..........................   5,305,603    2,489,596
   Deferred revenue..........................   3,389,129    3,321,964

       Total current liabilities.............   9,539,652    6,931,696

 Deferred income taxes.......................     602,000      805,000

Shareholders' equity
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and outstanding
    3,012,052 shares in 1996 and 2,879,763
    shares in 1995...........................      30,121       28,798
    Additional paid-in capital...............  15,219,679   14,236,705
     Retained earnings (deficit).............  (1,381,501)  (3,333,717)
    Cumulative translation adjustment........     499,083      390,569

        Total shareholders' equity ..........  14,367,382   11,322,355

 Total liabilities and shareholders' equity.. $24,509,034   $19,059,051

 See notes to consolidated financial statements


Consolidated Statements of Operations

                                   Year ended   Year ended  Year ended
                                 December 31, December 31, December 31,
                                         1996         1995        1994
Net sales:
   Software licenses.............. $9,185,917   $8,650,772  $8,848,060
   Support........................  6,715,669    6,510,213   5,563,628
   Accelerated discovery services.  9,053,042    2,111,518           -
   Hardware.......................  3,831,765    3,825,035   5,189,909

   Total net sales................ 28,786,393   21,097,538  19,601,597

Cost of sales:
   Software licenses..............  1,735,380    1,664,070   1,477,210
   Support........................    305,000      214,088     224,880
   Accelerated discovery services.  4,422,477    1,181,995           -
   Hardware.......................  3,527,871    3,398,023   4,713,445

   Total cost of sales............  9,990,728    6,458,176   6,415,535

Gross profit...................... 18,795,665   14,639,362  13,186,062

Operating expenses:
   Sales and marketing............ 10,704,959    9,951,160   8,259,000
   Research and development.......  3,387,500    3,559,320   3,409,387
   General and administrative,
   including allocations from
   former parent of approximately
   $111,000 in 1994.............    2,399,003    1,449,108   1,207,883
   Restructuring charge...........          -    2,164,463           -

   Total operating expenses....... 16,491,462   17,124,051  12,876,270

Income (loss) from operations.....  2,304,203  (2,484,689)     309,792

Interest income .................     424,826      424,253     246,647
Other income (expense), net.......   (16,813)       25,282    (18,932)

Income (loss) before income taxes.  2,712,216  (2,035,154)     537,507

Income tax expense (benefit)......    760,000    (339,431)     185,787

Net income (loss).................  1,952,216  (1,695,723)     351,720

Primary earnings (loss) per share.      $0.61      $(0.59)

Primary weighted average number of
shares..........................    3,218,503    2,859,533

Fully diluted earnings per share..      $0.59            -

Fully diluted weighted average
number of shares..............      3,288,831            -

See notes to consolidated financial statements


Consolidated Statements of Cash Flows

                                    Year ended     Year ended    Year ended
                                  December 31,   December 31,  December 31,
                                          1996           1995         1994
Operating activities:
  Net income (loss)................ $1,952,216    $(1,695,723)     $351,720

Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation of property and
   equipment.......................    790,190      1,017,075      819,895
  Amortization of capitalized
   development costs...............  2,484,897      1,404,739      587,023
  Deferred income taxes............    289,000       (446,431)     216,431
  Net (gain) loss from sale of
  property, plant & equipment......    (25,264)        18,292            -
  Noncash restructuring charge.....          -      1,717,722            -

Change in operating assets and liabilities:
  Accounts receivable.............. (3,055,248)       295,518      433,158
  Prepaid expenses and other assets     (1,022)       374,065     (578,625)
  Accounts payable and accrued
   expenses........................  2,449,341       (910,232)   1,239,287
  Deferred revenue.................     25,826        171,013      516,395

Net cash provided by operating
 activities........................  4,909,936      1,946,038    3,585,284

Investing activities:
  Purchases of investments......... (2,465,000)    (3,178,637) (20,627,106)
  Sales and maturities of
    investments......... .... .....  2,308,193      6,855,373   13,771,733
  Purchases of property and
  equipment........................   (734,604)      (680,916)    (582,800)
   Capitalized development costs... (3,618,796)    (3,176,884)    (906,395)

Net cash used in investing
 activities........................ (4,510,207)      (181,064)  (8,344,568)

Financing activities:
  Stock issuance pursuant to stock
  plans............................    984,297        128,974       46,265
  Capital contributions provided
  by former parent.................          -              -      146,317
  Due to former parent, net change.          -              -     (110,500)
  Cash contribution by former
  parent...........................          -              -    6,506,248

Net cash provided by financing
 activities........................    984,297        128,974    6,588,330

Effect of foreign exchange rate
    changes on cash and cash
    equivalents.. .................     54,244        128,944       40,462

Net increase in cash and cash
   equivalents............... .....  1,438,270      2,022,892    1,869,508

Cash and cash equivalents at
  beginning of year................  3,954,804      1,931,912       62,404

Cash and cash equivalents at end
  of year.......................... $5,393,074     $3,954,804   $1,931,912


Supplemental disclosure of noncash financing and investing activities:
   Transfer of intercompany debt by
   former parent to additional paid-in
   capital.. ......................       $  -            $ -   $6,421,380

See notes to consolidated financial statements


Consolidated Statements of Shareholders' Equity

                                                                                               Total
                                                                                Share
                            Common Stock    Additional  Retained    Foreign     holders'
                                            Paid-in     Earnings    Currency    Equity
                           Shares  Amount   Capital    (Deficit)    Translation (Deficit)
                                                                                                 n
Balance at December 31,
 1993................      1,000   $31,461  $1,379,247 $(1,989,714)   $288,842   $(290,164)

Retirement of original
issue.................     (1,000) (31,461)      3,011           -           -     (28,450)

Stock issued pursuant
to the Distribution...  2,845,000   28,450           -           -           -      28,450

Stock issued under
stock purchase plan...      9,740       97      46,168           -           -      46,265

Return of capital to
former parent.........          -        -    (248,072)          -           -    (248,072)

Cash contribution by
former parent.........          -        -   6,506,248           -           -   6,506,248

Transfer of inter-
company debt by former
parent to additional
paid-in capital......           -        -   6,421,380            -          -   6,421,380

Translation adjustment          -        -           -            -     40,462      40,462

Net income...........           -        -           -      351,720          -      351,720

Balance at December 31,
 1994...............    2,854,740   28,547  14,107,982   (1,637,994)   329,304   12,827,839

Stock issued under
stock purchase plan...     21,890      220     111,082            -          -      111,302

Stock issued under
 stock option plan....      3,133       31      17,641            -          -       17,672

Translation adjustment          -        -           -            -     61,265       61,265

Net loss..............          -        -           -  (1,695,723)          -   (1,695,723)

Balance at December 31,
 1995.................  2,879,763   28,798  14,236,705  (3,333,717)    390,569   11,322,355

Stock issued under
stock purchase plan...     32,602      326     164,435            -          -      164,761

Stock issued under
stock option plan.....     98,264      983     801,803            -          -      802,786

Stock issued under
director compensation
plan................        1,423       14      16,736            -          -       16,750

Translation adjustment          -        -           -            -    108,514      108,514

Net income............          -        -           -    1,952,216          -    1,952,216

Balance at December 31,
 1996............       3,012,052  $30,121 $15,219,679 $(1,381,501)   $499,083  $14,367,382

See notes to consolidated financial statements


Notes to Consolidated Financial Statements   December 31, 1996

1. Description of Business and Summary of Significant Accounting
Policies

Description of Business and Company Organization Tripos, Inc. delivers science, tools and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. The Company is also a value-added reseller of third-party hardware products required to operate its software products. A substantial portion of the Company's business is conducted with pharmaceutical companies, however, the Company is not economically dependent on any customer on an ongoing basis.

   Effective June 1, 1994, Evans and Sutherland Computer Company (OE&SO), the former parent of the Company, distributed all outstanding shares of the common stock of the Company (formerly Tripos Associates, Inc.) to E&S shareholders (Othe DistributionO) such that every three shares of E&S yielded one share of the Company. Shortly before the Distribution, the Company changed its name to Tripos, Inc.

   Immediately prior to the Distribution, E&S tranferred to additional paid-in capital the Company's intercompany debt owed to E&S totaling $6,421,380, made a cash contribution to the Company of $6,506,248, compensated the Company for a $403,000 tax benefit related to net losses incurred by the Company during the period from January 1, 1994 to May 31, 1994, and transferred to the Company the E&S European operations related to the Company.

Basis of  Presentation   The accompanying consolidated financial
statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. For all periods prior to June 1, 1994, the accompanying consolidated financial statements include the historical assets, liabilities, revenues and expenses directly related to the Company's operations. Included in general and administrative expenses are allocations from E&S, determined using a formula based on revenues, payroll, property and equipment, and inventory. The allocations of expense are reasonable in the opinion of management. The financial information for the periods prior to June 1, 1994, included herein may not necessarily be indicative of the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, statements of operations or cash flows of the Company would have been if it had been a separate, stand-alone company during the entirety of the periods presented.

   On July 27, 1994, the Company adopted reporting periods with a December 31 calendar year end. Previously, the Company used 52 or 53 week periods which ended on the last Friday of December. The effect of changing the fiscal year end was immaterial.

Cash and Cash Equivalents   All highly liquid investments with a
maturity of three months or less when purchased are considered to be cash equivalents.

Investments   In May 1993, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect from adopting SFAS 115 on January 1, 1994, since the Company held no investment securities at that date.

   The Company's investments, which consist primarily of U.S. government and other high-quality debt securities with maturities of less than five years, have been classified as available-for-sale and are carried at fair value. There were no unrealized holding gains and losses since the fair value approximated the amortized cost of investments at each year-end. .

Property and Equipment   Property and equipment are stated at cost.
Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, the shorter of the useful life of the improvement or the life of the related lease for leasehold improvements, and three years for purchased software.

Development Costs Development costs consist of software development costs which are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86 and costs associated with the design and creation of diverse compound libraries related to the Company's Accelerated Discovery Services. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, the Company is using an estimated economic life of three to five years. Prior to 1994, the Company used an estimated economic life of three years. Capitalized costs associated with the diverse compound libraries are amortized on a two year straight-line basis.

   The Company assesses the recoverability of capitalized development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Revenue Recognition   The Company recognizes revenue from software
licenses and chemical compound sales upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. The Company recognizes revenue from software support contracts ratably over the term of the contract, typically one year. Hardware sales are recognized on delivery of the product from the CompanyOs vendor to the CompanyOs customer.

   The Company has entered into contract research agreements and consulting arrangements with certain customers which provide for collaboration with the Company in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. The Company recognizes revenue related to contract research and consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis.

Warranty   The Company is a reseller of hardware and passes through
to its customers the standard warranties provided by the hardware supplier. The Company warrants its application software products to perform in accordance with written user documentation and the agreements negotiated with the customer. Since the Company does not customize its applications software, software warranty costs are insignificant and expensed as incurred.

Foreign Currency Translation   The local foreign currency is the
functional currency for the Company's foreign operations. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of shareholders' equity. Net gains and losses from foreign currency transactions were not significant during any of the years presented.

Income Taxes   The provision for income taxes is computed using the
liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized development costs, accrued vacation and customer deposits.

Earnings Per Common and Common Equivalent Share   Earnings per
common and common equivalent share for 1996 were computed using the weighted average number of common shares and common equivalent shares outstanding during the year. Common stock equivalents consist of outstanding stock options. Loss per share for 1995 and the first quarter of 1996 was computed using the weighted average number of common shares outstanding during the period and did not include common equivalent shares as their inclusion would have resulted in an anti-dilutive effect. Fully diluted loss per share was not reported for 1995 because it would have been anti-dilutive. Earnings per common and common equivalent share have not been presented for 1994 in the accompanying consolidated statements of operations because prior to June 1, 1994, the Company consisted of separate subsidiaries and divisions of E&S and had no separately issued equity securities.

Stock Option Plans The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board has issued SFAS 123, "Accounting and Disclosure of Stock-Based Compensation", effective for years beginning after December 1994. The Company has elected to disclose the effects of this pronouncement in a footnote to these financial statements. (See
Note 6)

Accounting Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Property and Equipment

   Property and equipment at the end of each year are summarized below:


                                     1996        1995
 Computer equipment.........   $3,843,216  $3,345,965
 Furniture and fixtures......   1,599,154   1,470,946
 Purchased software.........      988,770     909,827

                                6,431,140   5,726,738

 Less accumulated
 depreciation                   5,267,495   4,535,352
                               $1,163,645  $1,191,386


3. Accrued Expenses

   Accrued expenses consist of the following at the end of each year:


                                      1996       1995
 Payroll related..............  $1,323,800   $220,817
 Income taxes payable.........    (145,413)    22,259
 Restructuring charge.........           -    446,740
 Compound development..........  3,047,212    955,390
 Other.....................      1,080,004    844,390
                                $5,305,603 $2,489,596


4. Restructuring Charge

   The Company took a charge of approximately $2.2 million in the fourth quarter of 1995 related to the discontinuance of its Unison product line. The charge represents the write-off of previously capitalized development costs, the write-down of assets used by developers, the settlement of contractual obligations and severance costs. The liability established was paid in the first quarter of 1996. A summary of these costs follows:

                               Total
                       Restructuring     Noncash    Accrued
                               Costs       Costs      Costs
 Write-off of             $1,608,163  $1,608,163         $-
 capitalized software.
 Severance ........          269,849           -    269,849
 Write-down of assets..      109,559     109,559          -
 Other costs.....            176,891           -    176,891

 Total restructuring
 charges......            $2,164,462  $1,717,722   $446,740



5. Income Taxes

   The CompanyOs operating results for periods prior to June 1, 1994 were included in the consolidated income tax return of E&S. Accordingly, E&S has already realized the full benefit of the Company's operating loss carryforwards in its consolidated tax return for periods through May 31, 1994. The Company's tax provision for 1994 included the recognition of a $403,000 federal tax benefit related to losses incurred by the Company during the first five months of 1994. E&S compensated the Company for this benefit in accordance with the tax sharing provisions of the Distribution Agreement between the Company and E&S in conjunction with the Distribution.

   The components of income (loss) before taxes for the years ended were as follows:

                             1996          1995         1994
 Domestic...........   $2,523,411  $(1,694,827)     $539,864
 Foreign............      188,805     (340,327)       (2,357)
                       $2,712,216  $(2,035,154)     $537,507

   The components of income tax expense (benefit) for the years ended were as follows:

                                 1996       1995       1994
Current tax expense (benefit)
 Federal................      $71,000         $-  $(133,035)
 State and local........       87,000          -    (10,873)
 Foreign.................     313,000    107,000    113,264
     Total current.......     471,000    107,000    (30,644)

Deferred tax expense
(benefit)                     289,000   (446,431)   216,431

 Total provision(benefit)    $760,000  $(339,431)  $185,787

   The difference between the effective income tax rate and the U.S. federal income tax rate for the years ended is explained as follows:

                                  1996      1995        1994
 Tax at U.S. federal
 statutory rate.........         34.00%   (34.00)%     34.00%
 Foreign subsidiary losses
 for which there is no
 current tax benefit......           -         -       18.30
 Effect of foreign operations
 (net of foreign taxes)......     0.48      2.36        3.13
 Effect of E&S tax sharing
 agreement...                        -         -      (23.27)
 Valuation allowance.........   (10.73)    18.26           -
 Other......................      4.25     (3.25)       2.76
                                 28.00%   (16.63)%     34.92%

   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

                                            1996       1995
Current deferred income tax asset:
 Allowance for doubtful accounts....     $23,000     $7,000
 Vacation accrual..................       73,000     87,000
 Customer deposits..................      11,000    116,000
 NOL carryforward..................      143,000    611,000
 Other................. .......           11,000          -
 Tax credit carryforward...........            -    203,000
 Valuation allowance................    (143,000)  (414,000)
                                        $118,000   $610,000
Noncurrent deferred income tax
liability:
 Capitalized development costs......   $(678,000) $(840,000)
 Property and equipment............       51,000     55,000
 Other..... ...................           25,000          -
 Valuation allowance...............            -    (20,000)
                                       $(602,000) $(805,000)

   Income tax payments for 1996 and 1995 were $262,000 and $197,000, respectively.

   One of the Company's foreign subsidiaries has a loss carryforward at December 31, 1996, of approximately $420,000 that has no expiration date. For financial statement purposes, a valuation allowance has been established to offset the deferred tax asset of this loss carryforward.

   Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $103,000 and $26,000 at December 31, 1996 and 1995, respectively.

6. Stock Plans

   In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which provides for eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of compensation. The plan, which has 150,000 shares of common stock reserved for issuance, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 1996, 64,232 shares have been purchased under this plan.

   In 1994, the Company adopted the 1994 Stock Plan which is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to employees and consultants of the Company. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date,and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10 year terms. The plan, which has 704,000 shares of common stock reserved for issuance, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

   In 1994, the Company adopted the 1994 Director Option Plan which provides for nonstatutory stock options to be granted to nonemployee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 1996 to increase the number of shares of common stock reserved for issuance from 100,000 to 300,000, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

   The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee and nonemployee director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and nonemployee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee and nonemployee director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.62% to 7.83% for 1995 and 5.13% to 6.64% for 1996; volatility factor of .85 for both years; and a weighted average expected life of the option of 5.3 years. For the Company's Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.57% to 6.38% for 1995 and 5.05% to 5.25% for 1996; volatility factor of .85 for both years; and a weighted average expected life of the option of 6 months.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and nonemployee director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and nonemployee director stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

        Pro Forma                    1996        1995

        Pro forma income(loss)     $1,482     $(1,875)

        Pro forma earnings
        (loss) per share:
              Primary               $0.46      $(0.66)
              Fully diluted         $0.45      $(0.66)


     Options           1996      Weighted    1995      Weighted
   Outstanding                   Average               Average
     Summary           Shares    Exercise    Shares    Exercise
                                 Price                 Price
Beginning              656,830   $5.2366     520,408   $5.3108
outstanding
Granted:
Price = Fair Value     215,700   $8.4899    159,850    $5.1039
Exercised              (98,677)  $5.8116     (3,133)   $5.6413
Canceled/expired       (15,469)  $6.1574    (20,295)   $6.0307

Ending outstanding     758,384   $6.0683    656,830    $5.2366

Exercisable at end
of year                275,438              218,832


12/31/96              Options Outstanding            Options Exercisable

                              Weighted  Weighted                  Weighted
   Range of                    Average   Average                   Average
   Exercise         Number   Remaining  Exercise         Number   Exercise
    Prices     Outstanding        Life     Price    Exercisable      Price
$4.2500-5.0000     470,676        7.56   $4.8429        249,186    $4.8747
 5.7500-7.0000      49,617        8.93   $6.2502          5,410    $6.1032
 7.0849-9.1805     218,091        8.68   $7.9155         20,842    $7.5250
12.000-16.6250      20,000        9.83  $14.3125              0    $0.0000

4.2500-16.6250     758,384        8.03   $6.0683        275,438    $5.0994


12/31/95              Options Outstanding            Options Exercisable

                              Weighted  Weighted                  Weighted
   Range of                    Average   Average                   Average
   Exercise         Number   Remaining  Exercise         Number   Exercise
    Prices     Outstanding        Life     Price    Exercisable      Price
$4.2500-5.0000     507,338        8.56   $4.8432        142,157    $4.9892
 5.7500-6.2900     108,450        4.15   $6.2323         67,046    $6.2859
 7.0849-9.1805      41,042        6.98   $7.4688          9,629    $7.6239

 4.2500-9.1805     656,830        7.73   $5.2366        218,832    $5.5025


   In January 1996, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "right") for each share of common stock outstanding on January 26, 1996. Each right represents the right to purchase one preferred share of stock. These rights can be exercised only if certain events occur, which include, among other things, when a beneficial owner of the Company's common stock acquires a total of 20% or more of the outstanding common stock of the Company.


7. Benefit Plan

   In 1994, the Company established a defined contribution 401(k) Plan covering all domestic employees who are at least 21 years of age and have completed at least six months of service (provided that such service represents a minimum of 1,000 hours worked). Employees may contribute to the plan up to 17% of their compensation, which is further limited by law ($9,500 in 1996). The Company will match employee contributions for an amount up to 50% of the first 6% of each employeeOs compensation deferral. Contributions made by the Company were $152,282 in 1996 and $131,855 in 1995.

8. Geographic Segment Data

   The CompanyOs foreign operations historically have been conducted principally through the CompanyOs wholly owned foreign subsidiaries and through E&S prior to June 1994. Information regarding operations in different geographic areas for 1996, 1995 and 1994 is as follows :

1996                 United      Europe    Pacific    Other        Total
                     States                    Rim
Net sales ...   $14,857,012 $10,935,292 $2,875,718 $118,371  $28,786,393
Operating
income.......    $2,258,459     $45,744
Identifiable
assets......    $19,661,336  $4,847,698


1995                 United      Europe    Pacific    Other        Total
                     States                    Rim
Net sales       $10,516,419  $8,192,274 $2,132,607 $256,238  $21,097,538
Operating
loss.........   $(2,078,136)  $(406,553)
Identifiable
assets.......   $15,111,389  $3,947,662


1994                 United      Europe    Pacific    Other        Total
                     States                    Rim
Net sales        $8,292,889  $9,345,780 $1,750,152 $212,776  $19,601,597
Operating
income.......      $220,717     $89,075
Identifiable
assets.......   $15,579,772  $5,553,767

    Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.- oriented services from services resulting from operations outside the United States and performed for customers outside the United States; accordingly, the separation set forth in the preceding table is based upon internal allocations, which involve certain management judgments.

   Net sales related to the Pacific Rim category and the Other category in the preceding table represent export sales from the United States to the respective category.


9. Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. The Company has adopted credit policies and standards to evaluate the risk associated with its sales and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which it does business.

10. Commitments

   The Company leases certain office facilities and equipment under noncancelable operating leases with terms from one to four years. Rent expense under such arrangements was $629,505, $730,825, and $428,181 in 1996, 1995, and 1994, respectively. Noncancelable long-term operating lease commitments are $823,382 for 1997, $589,498 for 1998, $471,183 for 1999 and $292,433 for 2000.

   The Company is committed under royalty agreements to pay minimum royalties of $60,000 in 1997.

11. Selected Quarterly Financial Data (Unaudited)


   The following table presents unaudited financial data for each quarter of 1996 and 1995
  (in thousands, except per share data):

                                   First  Second    Third  Fourth
  1996                           Quarter Quarter  Quarter Quarter

Total net sales................   $4,787  $6,819   $7,553  $9,627

Gross profit...................    3,160   4,308    5,209   6,119

Earnings (loss) from operations     (356)    454      891   1,315

 Net income (loss).............     (224)    397      688   1,091

   Net income (loss) per share:
      Primary..................   $(0.08)  $0.13    $0.22   $0.32
     Fully diluted...........          -   $0.13    $0.21   $0.32

                                   First  Second    Third  Fourth
  1995                           Quarter Quarter  Quarter Quarter

Total net sales................   $4,836  $4,169   $5,330  $6,763

Gross profit...................    3,410   3,138    3,772   4,320

Income (loss) from operations..      (85)   (619)     (58) (1,723)

Net income (loss)..............        8    (308)      32  (1,428)

Primary net income (loss) per
        share..................    $0.00  $(0.11)   $0.01  $(0.49)



Report of Independent Auditors

Board of Directors and Shareholders

Tripos, Inc.

     We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
St. Louis, Missouri
January 31, 1997

Selected Consolidated Financial Data

                               Year     Year    Year     Year     Year
                              ended    ended   ended    ended    ended
                           December December December December December
                                31,      31,     31,      31,      25,
                               1996     1995    1994     1993     1992
Consolidated Statements of Operations
In thousands, except per share amounts

Net Sales:
 Software licenses.......    $9,186   $8,651  $8,848   $8,467   $6,097
 Support.................     6,715    6,510   5,564    4,380    3,726
 Accelerated discovery
 services................     9,053    2,111       -        -        -
 Hardware................     3,832    3,825   5,190    5,130    3,657

Total net sales..........    28,786   21,097  19,602   17,977   13,480

Cost of sales............     9,990    6,458   6,416    5,845    4,808

Gross profit.............    18,796   14,639  13,186   12,132    8,672

Operating expenses:
 Sales and marketing.....    10,566    9,951   8,259    7,343    6,278
 Research and development     3,388    3,559   3,409    2,958    2,531
 General and admin ......     2,538    1,449   1,208    1,371      800
 Restructuring charge....         -    2,165       -        -        -

Total operating expenses.    16,492   17,124  12,876   11,672    9,609

Income (loss) from
 operations..............     2,304   (2,485)    310      460     (937)
Other income(expense),net       408      450     228       (9)     (11)

Income (loss) before
   income taxes..........     2,712   (2,035)    538      451     (948)

Income tax expense
  (benefit)..............       760     (339)    186        7      121

Net income (loss)........    $1,952  $(1,696)   $352     $444  $(1,069)

Primary earnings (loss)
    per share (1)........     $0.61   $(0.59)  $0.10    $0.08        -
Primary weighted average
number of shares..            3,219    2,860   2,845    2,746        -

Fully diluted earnings
        per share (1)....     $0.59        -       -        -        -
Fully diluted weighted
average number of shares.     3,289        -       -        -        -

Consolidated Balance Sheet Data
(at year end)  (2)
Working capital..........   $10,360   $8,638 $10,045   $2,847   $2,035
Due to parent............        $-       $-      $-   $6,137   $4,324
Total assets.............   $24,509  $19,059 $21,134  $12,115   $8,305
Total shareholders'
equity (deficit).........   $14,367  $11,322 $12,828    $(290)    $217

(1) The earnings per share calculations for 1994 and 1993 are pro forma calculations which reflect the effects of adjustments to historical results of operations for estimates of the costs which would have been incurred by Tripos during the respective periods on a stand-alone basis.
(2) See Note 1 of the notes to consolidated financial statements for discussion regarding the comparability of consolidated balance sheet data.


Corporate Officers

John P. McAlister III                   James H. Munn
President and Chief                     European Controller
Executive Officer

Martin Bohl                             David E. Patterson
Vice President, European                Senior Fellow
Operations

Richard D. Cramer III                   Mark W. Schwartz
Vice President, Scientific              Vice President, Accelerated
Activities                              Discovery Services

W. Ward Davidson III                    Gregory B. Smith
Vice President, Sales                   Fellow

Robert C. Glen                          Martin Stuart
Vice President,                         Vice President, Sales-
Collaborative Discovery                 Americas & Pacific Rim
Services

John R. Hurst                           Paul L. Weber
Vice President, Discovery               Vice President, Software
Software Science                        Development

Scott G. Hutton                         Mary P. Woodward
Vice President, Marketing               Vice President, Business and
                                        Strategic Relations

Colleen A. Martin                       John D. Yingling
Vice President, Chief                   United States Controller &
Financial Officer, Secretary            Treasurer

Board of Directors

Ralph S. Lobdell                        Dr. John P. McAlister, III    3
Chairman of the Board of      1,2,4     Director of the Company
Directors of the Company                since May, 1994
since June, 1994

President                               President and Chief
Harbour Group, Retired                  Executive Officer
                                        Tripos, Inc.

Alfred Alberts                1,2,3,4   Gary Meredith                 1,2,4
Director of the Company                 Director of the Company
since February, 1997                    since January, 1996

Formerly Vice President of              Senior Vice President and
Biochemistry and Natural                Secretary
Product Discovery                       Evans & Sutherland Computer
Merck Research Laboratories             Corporation

Stewart Carrell               1,2,4     Dr. Ferid Murad               1,2,3,4
Director of the Company                 Director of the Company
since May, 1994                         since November, 1996

Chairman of the Board of                Formerly Vice President of
Directors                               Pharmaceutical
Evans & Sutherland Computer             Research & Development
Corporation                             Abbott Laboratories


                                        1  Audit Committee
                                        2  Compensation Committee
                                        3  Technical Review Committee
                                        4  Executive Committee


  Corporate Information


Tripos, Inc.                           Annual Meeting of Shareholders
1699 South Hanley Road
St. Louis, Missouri 63144              The annual meeting will be held on
USA                                    May 9, 1997.  A formal notice of
(314) 647-1099                         the meeting, with a proxy state-
URL  http://www.tripos.com/            ment and form of proxy, is
                                       scheduled to be mailed during the
                                       week of April 7, 1997.

Transfer Agent and Registrar           Market Information

Boatmen's Trust Company                The Company's common stock was
St. Louis, Missouri 63178              initially listed for trading on
                                       the Nasdaq National Market on
                                       June 1, 1994. The following
                                       table sets forth the high and low
                                       sales prices for the Common stock
                                       from January 1, 1995 through
Financial Reports                      December 31, 1996.
                                                           1996
The Company's 1996 Annual Report                            High      Low
on Form 10-K is available to
shareholders upon request without      First quarter..... $10.00    $6.75
charge. To obtain copies of the        Second quarter.... $ 9.75    $6.00
Company's Form 10-K or copies          Third quarter..... $11.875   $6.50
of the quarterly earnings releases     Fourth quarter.... $19.25   $10.75
issued by the Company, please
write to Colleen A. Martin,
Tripos, Inc., 1699 South Hanley                            1995
Road, St. Louis, MO, 63144.                                High       Low
                                       First quarter..... $6.25     $4.25
                                       Second quarter.... $7.75     $5.50
                                       Third quarter..... $6.75     $4.50
Independent Auditors                   Fourth quarter.... $8.50     $5.50

Ernst & Young LLP                      The Company had approximately 900
St. Louis, MO 63101                    shareholders of record and 2,200
                                        street name holders as of December
                                       31, 1996.  The Company has not
General Counsel                        declared or paid any dividends on
                                       its Common stock.  The Company
Peper, Martin, Jensen, Maichel         currently intends to retain
and Hetlage                            earnings for use in its business,
St. Louis, MO 63101                    therefore it does not anticipate
                                       paying cash dividends in the
                                       foreseeable future to common
Stock Symbol                           shareholders.
Tripos stock trades on the Nasdaq
National Market tier of the Nasdaq
Stock Market under the symbol
TRPS.

Sybyl, CoMFA, Triad, Unity, Legion, Selector, Alchemy, Optiverse,
BioSTAR and ChemSpace are trademarks of Tripos, Inc.


Exhibit 23.1

                   Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tripos, Inc. of our report dated January 31, 1997, included in the 1996 Annual Report to Shareholders of Tripos, Inc.

Our audits also included the financial statement schedule of Tripos, Inc. listed in Item 14 (a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8, No. 33-79610) pertaining to the Tripos, Inc. 1994 Stock Plan, the Tripos, Inc. 1994 Director Option Plan and the Tripos, Inc. 1994 Employee Stock Purchase Plan and (Form S-8, No. 333-09459) pertaining to the Tripos, Inc. 1996 Director Stock Compensation Plan and the amendment of the 1994 Director Option Plan of our report dated January 31, 1997 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect tot the financial statement schedule included in this Annual Report (Form 10-K) of Tripos, Inc.


St. Louis, Missouri
March 24, 1997