Form 10-Q
period 1997-03-31
TRIPOS INC
filed 1997-05-14
CIK 920691

TRIPOS, INC., Form 10-Q, March 31, 1997

                   FORM 10-Q

      SECURITIES AND EXCHANGE COMMISSION
              Washington, DC  20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

  For the quarterly period ended March 31, 1997

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

Yes  X              No

Number of shares outstanding of the issuer's
Common Stock, par value $.01 per share, as of March 31, 1997: 3,049,175 shares.


                 TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial
Page Statements (Unaudited)

  Consolidated Balance Sheets at
      March 31, 1997 and December 31, 1996                3

  Consolidated Statements of Operations
for Three Months Ended March 31, 1997 and March 31,1996   4

  Consolidated Statements of Cash Flows for Three Months
  Ended March 31, 1997 and March 31,1996                  5

   Notes to Consolidated Financial Statements             6



PART I  FINANCIAL INFORMATION,  Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations                        7

PART II  OTHER INFORMATION                                10

SIGNATURES                                                11

EXHIBITS                                                  12




                     PART I
              FINANCIAL INFORMATION

Item 1.  Financial Statements.

               CONSOLIDATED BALANCE SHEETS
                  (In thousands)
                    (Unaudited)
                                        Mar. 31, 1997       Dec.31, 1996
                      ASSETS
  Current Assets:
     Cash and cash equivalents             $ 6,725            $ 5,393
     Investments                             3,510              3,335
     Accounts receivable                     7,744             10,558
     Prepaid expenses                          309                496
     Deferred income taxes                     118                118
  Total current assets                      18,406             19,900

     Notes Receivable                        1,189                  0
     Property and equipment, less            1,274              1,163
       accumulated depreciation
     Capitalized development                 3,267              3,130
      costs, net
     Other, net                                319                316

  Total assets                            $ 24,455           $ 24,509

       LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Accounts payable                      $   814            $   845
     Accrued expenses                        3,979              5,306
     Deferred revenue                        4,512              3,389
  Total current liabilities                  9,305              9,540

  Deferred income taxes                        616                602

  Shareholders' equity :
     Common Stock                               30                 30
     Additional paid-in capital             15,388             15,220
     Common stock
     Accumulated deficit                   (1,214)            (1,382)
     Cumulative translation                    330               499
      adjustment
  Total shareholders' equity                14,534            14,367
  Total liabilities and                   $ 24,455          $ 24,509
    shareholders' equity

See accompanying notes.


Item 1.  Financial Statements (cont'd)


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)
                                       Three Months Ended
                                       Mar. 31, 1997     Mar. 31,1996
  Net sales:
     Software licenses                     $ 2,068        $ 1,927
     Support                                 1,746          1,585
     Accelerated discovery                   2,347            547
       services
     Hardware                                  631            728
  Total net sales                            6,792          4,787

  Operating costs and expenses:
     Cost of sales                           2,324          1,627
     Sales and marketing                     2,528          2,361
     Research and development                1,035            804
     General and administrative                789            351
  Total costs and expenses                   6,676          5,143

  Income (loss) from operations                116           (356)

  Other income, net                            154             88

  Income (loss) before income                  270           (268)
    taxes

  Income tax expense (benefit)                 102            (44)

  Net income (loss)                         $  168        $  (224)

  Earnings (loss) per common
  and common equivalent share               $ 0.05        $ (0.08)
  Weighted average number of common
  and common equivalent                  3,495,193      2,881,217
  shares

                   See accompanying notes.


           Item 1.  Financial Statements (cont'd)
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands)
                   (Unaudited)
                                         Three Months Ended
                                         Mar. 31,1997     Mar. 31,1996
  Cash flows from operating activities
  Net income (loss)                          $168        $ (224)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation of property and             161            167
      equipment
     Amortization of capitalized              726            732
      development costs
     Deferred income taxes                     14              0

  Change in operating assets and
  liabilities:
     Accounts  and notes receivable         1,344          1,446
     Prepaid expenses and other               195            (65)
      assets
     Accounts payable and accrued          (1,102)        (1,138)
      expenses
     Deferred revenue                       1,186            669
  Net cash provided by operating            2,692          1,587
  activities

  Cash flows from investing activities:
     Net purchases, sales, and
      maturities of investments              (175)            46
     Purchases of property and               (290)          (208)
      equipment
     Long-term investments                      3           (150)
     Capitalized development costs           (863)          (320)
  Net cash (used in) investing             (1,325)          (632)
     activities

  Cash flows from financing activities:
     Stock issuance pursuant to               168             17
      stock option plans
  Net cash provided by financing              168             17
   activities

  Effect of foreign exchange rate changes
  on cash and cash equivalents               (203)           (34)

  Net increase in cash and cash             1,332            938
   equivalents

  Cash and cash equivalents at              5,393          3,955
  beginning of period
Cash and cash equivalents at end         $ 6,725         $ 4,893
  of period

             See accompanying notes.


     Item 1.  Financial Statements (cont'd)


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


     (b)  Basis of Presentation

       The   accompanying  unaudited  consolidated
financial statements  have  been prepared in
accordance  with  generally accepted   accounting
principles   for   interim   financial information
and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included.
Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


(2)  Income Taxes

      The  provision  for income taxes is computed
using  the liability  method.   The primary
difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

Overview

       Tripos,   Inc.  is  a  leader  in
discovery services, informatics and products for compound research in life science organizations worldwide.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

      The  Company's  quarterly  operating
results  can  vary significantly  depending  upon
such  factors  as  the  capital expenditure
budgets of its customers, lengthy  sales  cycles,
market  acceptance  of new products and enhanced
versions  of existing products, the timing of new
product introductions  by the Company and other
vendors, changes in pricing policies  by the
Company and other vendors, and changes in general
economic and competitive conditions.   In  addition,
a substantial portion of the Company's revenues  for  each
quarter is attributable  to a limited number of orders and
tends  to  be realized  towards the end of each
quarter.  Thus,  even  short delays  or  deferrals
of sales near the end of a  quarter  can cause quarterly
results  to  fluctuate  substantially.   The
Company   typically  experiences  greater  gross
margins   on software  licenses,  consulting, and compound
sales  than  on sales of  hardware.
The Company's profitability  depends  in
part  on the mix of its revenue components and not
necessarily on total revenues.
     Except   for   the  historical  information  and
statements contained  in  Management's Discussion and
Analysis of  Financial Condition  and  Results of
Operations ("MD&A"), the  matters  and items
contained in this document, including MD&A, contain
certain forward-looking statements that involve
uncertainties and  risks. The  Company's future
results could differ materially from  those discussed
in  this  document.   Factors  that  could   cause
a contribution to such differences, include, but are not limited to, those presented in the Company's
Form 10-K for the year ended December 31, 1996.

Results of Operations
      Net  sales for the first quarter of 1997 and
1996  were $6.8  million  and  $4.8 million,
respectively.   The  Company experienced   increases
in  software  license,  support and
accelerated discovery services revenues with a slight decrease in hardware sales for the quarter.

      For  the  three  months ended March 31,
1997, software licenses sales increased 7.3% to $2.1 million. The increase in software license sales is due to increases in combinatorial chemistry products and sales of the Alchemy
2000 desktop product line introduced in the third quarter of 1996.

      Support revenues increased 10.2% to $1.7 million over the first three month period in 1996. Support sales increased due to a larger installed base of customers as a result of the overall increase in software license sales over the past several years. Accelerated
Discovery Services sales accounted for $2.3
million in the first quarter of 1997 and $0.5 million in the same period in 1996. This increase in ADS business is attributable to the elimination of the backlog conditions that existed in first quarter 1996 and the larger inventory of compounds available for sale in the library.
Hardware sales decreased by 13.3% to $0.6 million for the first quarter 1997. This decrease compared to the prior year is due to the Company's position of de-emphasizing low margin hardware sales. Sales to existing customers represent 89% of total revenues for the three-month period.


Item  2.   Management's Discussion and Analysis
of  Financial Condition and Results of Operations
(cont'd)

      Net  sales for the Company's activities
outside of North America  represented
approximately 45.2% for the  first  three months
of 1997 compared to 62.5% for the same period in
1996. Net  sales in Europe decreased 4.1% for the
first three months of  1997 compared to 1996 and
accounted for 33.0% and 48.8% of net  sales  for
the  three-month periods in  1997  and  1996,
respectively.   Net  sales  in the  Pacific  Rim,
principally Japan, increased 26.6% compared to the first three months of 1996 and accounted for 12.2% and 13.7% of net sales for the respective periods.

     Cost of sales for the three-month period
ending March 31, 1997  increased  42.8%  compared
to the same period  in  1996. Cost  of sales was
$2.3 million and $1.6 million for the first
quarter  of 1997 and 1996, respectively.  This
change was  due to  increased  costs  directly
related to increased  sales  of compounds  which
was  partially  offset  by   a  decrease  in
hardware costs from lower hardware sales.  Cost of
sales as  a percent  of  net sales was 34.2% and
34.0% for the three-month
periods in 1997 and 1996, respectively.
      Gross  profit  margins for the first quarter
1997  were essentially  unchanged compared to 1996
and  were  65.8%  and 66.0%   of  total  net
sales,  respectively.   Gross   profit increased
41.4% compared to first quarter 1996 due to the increases in sales described above.

      Sales  and  marketing expenses increased
7.1% to $2.5 million for the three-month period in 1997 compared to $2.4 million for the same period of 1996. Sales and marketing expenses as a percentage of net sales were 37.2% and 49.3% for the three-month periods in 1997 and 1996, respectively.
The increase in the first quarter of 1997 is a result of an increase in the European bad debt provision and increased commissions related to increased sales.

      Research and development costs, including
the amount  of capitalized  costs, increased $0.6
million for the three-month period  in  1997
compared to 1996 and represented  28.8%  and 23.0%
of  net sales, respectively.  Research and
development expenses,  net  of capitalized
development costs,  represented 15.2%  and  16.8%
of net sales for the three-month periods  in 1997
and  1996,  respectively.   The  slight  decrease
as  a percentage of net sales for the period is
due to the  increase in net sales.  The Company
anticipates that its investments in new  product
research will remain relatively  constant  as  a
percentage of net sales as Tripos continues
development in the desktop,    database,   diverse
compound libraries and combinatorial chemistry markets.

   General and administrative expenses increased 124.8% to $0.8 million for the first quarter of 1997 compared to $0.4 million in 1996, and represent
11.6% and 7.3% of net sales for the respective periods. The increase in G & A expenses in the period is due primarily to costs associated with public company expenses, legal and professional fees, and bonuses along with the reclassification of certain employees from the other areas into G&A.

      Other  income (expense) increased from
$88,000 of income for the first quarter in 1996 to $154,000 of income for the comparable period in 1997. This change was due to foreign currency translation gains and increases in interest earned on investments.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations (cont'd)

      Income tax expense was $102,000 for the three-month period in 1997, which represents an effective tax rate of 38%, compared to an income tax benefit of ($45,000) for the first quarter of 1996, an effective rate of 17% . The rates reflect the change in valuation of the Company's losses including foreign subsidiary losses. The Company's effective tax rate for the three months ended March 31, 1997 reflects an increase to approximate the expected effective tax rate for the year ending December 31, 1997.

Liquidity, Capital Resources and Capital Commitments

      For  the  three-month  period  ending  March
31,  1997, decreases in accounts and notes
receivable of $1.3 million and prepaid  expenses
of  $0.2 million  along  with  net  income,
depreciation,  amortization and increases in
deferred  revenue of $0.2 million, $0.2 million, $0.7 million and
$1.2 million, respectively,  were offset by a
decrease in  accounts  payable and  accrued
expenses  of  $1.1 million,  resulting  in  $2.7
million  in  net cash provided by operations.
For  the  same period  in  1996,  net  cash
provided by operations  was  $1.6 million
primarily  due to increases in deferred  revenue
and decreases  in accounts and notes receivable.
Notes receivable represent the long-term portion
of revenue generated from  the Company's  sales
of  subscription  access  to  its   software
technologies.
      Investments  of $0.3 million in property and
equipment, marketable  securities of $0.2 million
and  $0.9  million  of capitalized development
costs, resulted in a use  of  cash  of
approximately $1.4 million in the first three
months of  1997. Continuing  design and synthesis
of the ADS  compound  library represented $0.7
million of the capitalized development  costs for
the first quarter of 1997.
     The Company believes that current working
capital of $9.1 million,  together  with continued
cashflow  from  operations, will  be  adequate  to
fund short-term liquidity  requirements including
investment  in  research and  development,
capital purchases and any other commitments in the
upcoming year.  The Company may seek to obtain
additional financing at any time in connection
with the Company's product development efforts
and its  efforts  to  penetrate existing and new
markets  for  its products,  depending  upon  the
associated  working   capital requirements.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) List of Exhibits

           27   Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.


                   TRIPOS, INC.
                    SIGNATURES

      Pursuant to the requirements of the
Securities  Exchange Act of 1934, the Registrant
has duly caused this report to  be signed  on  its
behalf  by  the  undersigned  hereunto   duly
authorized.
                              TRIPOS, INC.
Date:        May 13, 1997        John P. McAlister
                                 President and
                                 Chief Executive Officer


Date:        May 13, 1997        Colleen A. Martin
                                 Chief Financial Officer, Secretary