Form 10-Q
period 1997-06-30
TRIPOS INC
filed 1997-08-06
CIK 920691

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 1997: 3,090,731 shares.



                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

  Consolidated Balance Sheets at
     June 30, 1997 and December 31, 1996                   3

  Consolidated Statements of Operations
  for Three Months Ended June 30, 1997 and June 30, 1996
  and Six Months Ended June 30, 1997 and June 30, 1996     4

  Consolidated Statements of Cash Flows for Six Months
  Ended June 30, 1997 and June 30, 1996                    5

  Notes to Consolidated Financial Statements               6



PART I  FINANCIAL INFORMATION,  Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations                                                 7



PART II  OTHER INFORMATION                                10

SIGNATURES                                                11

EXHIBITS - Exhibit 27, Financial Data Schedule

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.
               CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                         (Unaudited)
                                         June 30,     Dec 31,
                                             1997        1996
                           ASSETS
Current Assets:
 Cash and cash equivalents               $  6,419    $  5,393
 Investments                                3,114       3,335
 Accounts receivable                        7,455      10,558
 Prepaid expenses                             426         496
 Deferred income taxes                        121         118
    Total current assets                 $ 17,535    $ 19,900

Notes Receivable                            1,674           0
Property and equipment,
     less accumulated depreciation          1,264       1,163
Capitalized development costs,
     less accumulated amortization          3,304       3,130
Other, net                                    684         316

 Total assets                            $ 24,461    $ 24,509

            LIABILITIES AND SHAREHOLDERSO EQUITY

Current Liabilities:
 Accounts payable                         $   760    $    845
 Accrued expenses                           3,679       5,306
 Deferred revenue                           4,122       3,389
    Total current liabilities               8,561       9,540

 Deferred income taxes                        774         602

Shareholders' equity:
 Common stock                                  31          30
 Additional paid-in capital                15,581      15,220
 Accumulated deficit                        (827)      (1,382)
 Cumulative translation adjustment            341         499

    Total shareholders equity              15,126      14,367

 Total liabilities and                   $ 24,461    $ 24,509
 shareholders equity

See accompanying notes.

Item 1.  Financial Statements (continued)


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                            Three Months Ended      Six Months Ended
                           June 30,   June 30,    June 30,   June 30,
                           1997       1996        1997         1996
Net sales:
   Software licenses         $ 1,853    $ 2,293      $ 3,921    $ 4,220
   Support                     1,783      1,635        3,529      3,220
   Accelerated discovery       1,448      1,291        3,795      1,838
    services
   Hardware                    1,267      1,600        1,898      2,328

Total net sales                6,351      6,819       13,143     11,606

Operating costs and
expenses:
   Cost of sales               2,375      2,511        4,699      4,138
   Sales and marketing         2,146      2,630        4,674      4,991
   Research and                  969        817        2,004      1,621
    development
   General and                   346        407        1,135        758
    administrative
Total costs and expenses       5,836      6,365       12,512     11,508

Income from operations           515        454          631         98

Other income, net                112         39          266        127


Income before income             627        493          897        225
 taxes

Income tax expense               240         96          342         52


Net income                   $   387     $  397      $   555     $  173

Earnings per common and
   common equivalent share   $  0.11     $ 0.13      $  0.16     $ 0.05

Weighted average number
  of common and common         3,457      3,154        3,472      3,145
  equivalent shares

See accompanying notes.

Item 1.  Financial Statements (continued)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)


                                               Six Months Ended
                                               June 30,   June 30,
                                                   1997       1996
 Cash flows from operating activities
    Net income                                  $   555    $   173
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation of property and                 318        317
        equipment
       Amortization of capitalized                1,461      1,465
        development costs
       Deferred income taxes                        169         29
    Change in operating assets and
    liabilities:
       Accounts receivable                        2,816        580
       Notes receivable                          (1,674)         0
       Prepaid expenses and other                    79         17
       assets
       Accounts payable and accrued             (1,461)        438
       expenses
       Deferred revenue                             806         64

 Net cash provided by operating                   3,069      3,083
 activities

 Cash flows from investing activities:
    Net purchases, sales, and                       221      (112)
     maturities of investments
    Purchases of property and equipment           (431)      (360)
    Capitalized development costs               (1,758)    (2,316)
    Other                                         (293)      (300)
 Net cash used in investing activities          (2,261)    (3,088)

 Cash flows from financing activities:
    Stock issuance pursuant to stock plans         449        151

 Net cash provided by financing                    449        151
 activities

 Effect of foreign exchange rate changes on
 cash and cash equivalents                        (231)       (11)
    and cash equivalents

 Net increase in cash and cash                   1,026        135
 equivalents

 Cash and cash equivalents at beginning          5,393      3,955
 of period

 Cash and cash equivalents at end of           $ 6,419    $ 4,090
 period

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


     (b)  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


(2)  Income taxes

     The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results primarily from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

       The   CompanyOs   quarterly  operating  results   can   vary
significantly   depending  upon  such  factors   as   the   capital
expenditure  budgets  of  its  customers,  lengthy  sales   cycles,
selection of compounds from our chemical compound library, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company and other vendors, and changes in general economic and competitive
conditions.   In addition, a substantial portion of  the  CompanyOs
revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a
quarter can cause quarterly results   to   fluctuate  substantially.
The  Company   typically experiences greater gross margins on software
licenses, consulting, and compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this doucment. Factors that could cause a contribution to such differences, include, but are not limited to, those presented in the Company's Form 10-K for the year ended December 31, 1996.

Results of Operations

      Net sales for the second quarter of 1997 were $6.4 million compared with $6.8 million for the second quarter of 1996. The overall decrease in net sales for the quarter was attributed to decreases in software license and hardware sales being partially offset by increases in accelerated discovery services and software support sales. Overall, the Company received orders in excess of $8.0 million in the current three-month period compared to $6.9 million in the same period in 1996. A backlog was created at June 30, 1997 of approximately $1.6 million that is expected to be shipped in the third and fourth quarters of 1997. Net sales for the first six months of 1997 were $13.1 million compared to $11.6 million for the same period in 1996. Increases were achieved in accelerated discovery services and software support sales while software license and hardware sales decreased in the six month period.

      For the three months ended June 30, 1997, software licenses sales decreased 19.2% to $1.9 million. For the first six months of 1997, software license sales decreased 7.1% to $3.9 million compared to the same period for 1996. The decreases are due to the inclusion of two large orders in the second quarter of 1996. Support revenues for the second quarter of 1997 increased 9.0% from the same period in 1996. Support sales increased 9.6% to $3.5 million for the six month period ending June 30, 1997. Support revenue increased due to a larger installed base of customers from software license sales in recent years along with incremental revenue from the Company's subscription access sales. Accelerated discovery services ("ADS") sales, exclusively diverse compound libraries, increased 12.2% to $1.4 million in the second quarter of 1997 and 106.5% to $3.8 million for the six months year-to-date. The increases in ADS revenue is due to the continuing development in the Optiverse library of chemical compounds which provides the basis for larger sales per customer. Hardware sales decreased by 20.8% to $1.3 million for the second quarter 1997 in comparison to the same period in 1996 due to a large order being shipped in the second quarter of 1996. For the first six months of 1997, hardware sales decreased 18.5% to $1.9 million compared to 1996. This decrease from the prior year is also due to the large order in the prior year period. Sales to existing customers represent 88.3% of total revenues for the six-month period. For the same period, sales of new products represent 4.1% of software license and discovery service sales.

      Net sales for the Company's activities outside North America represented approximately 46.1% for the first six months of 1997 compared to 55.3% for the same period in 1996. Net sales in Europe decreased 16.0% for the first six months of 1997 compared to 1996 and accounted for 32.5% and 43.8% of net sales for the six month periods in 1997 and 1996, respectively. Net sales in the Pacific Rim, principally Japan, increased 34.9% in 1997 compared to the first six months of 1996 and accounted for 13.7% and 11.5% of net sales for the respective periods.

     Cost of sales for the quarter ending June 30, 1997 decreased 5.4% to $2.4 million and increased 13.6% to $4.7 million for the six month period in 1997. The decrease in the second quarter was due to the large hardware order shipping in 1996. The increase in year-to-date cost of sales for 1997 compared to 1996 relates to the additional costs from increases in diverse compound library sales. Cost of sales as a percent of net sales was 37.4% and 35.8% for the three and six month periods in 1997, and 36.8% and 35.7% for the three and six month periods in 1996, respectively.

      Gross profit margin percentage for the second quarter of 1997 declined to 62.6% from 63.2% in 1996. For the first six months of 1997, gross margin percentage was virtually unchanged at 64.2% compared to 64.3% for the same period in 1996. The decrease for the quarter is attributable to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represent a higher percentage of total net sales in 1997 compared to 1996.

      Sales and marketing expenses decreased 18.4% to $2.1 million for the three month period in 1997 and 6.4% to $4.7 million for the six months period. Sales and marketing expenses as a percentage of net sales were 33.8% and 35.6% for the three and six month periods in 1997 as compared to 38.6% and 43.0% for the same periods in 1996. The decreases for the three and six month periods of 1997, are due to open positions and improved efficiencies among the sales and marketing operations.

      Research and development costs, including the costs that were capitalized, were $1.7 million and $2.7 million for the three month periods in 1997 and 1996, $3.7 million and $3.6 million for the six month periods, respectively and represented 26.2%, 39.1%, 27.6% and 32.2% of net sales. The reductions in these percentages from 1996 to 1997 reflect development and costing efficiencies related to the compound library. Research and development expenses, net of capitalized development costs, represented 15.3% and 12.0% of net sales for the three month periods in 1997 and 1996, and 15.2% and 14.0% of net sales for the six month periods ending June 30, 1997 and 1996, respectively.

The expense increase as a percentage of net sales for the three-month period is due to the decline in sales. The percentage increase for the six-month period is due to a reduction in the capitalizeable development costs in the period. The Company anticipates that its overall investment in new product research will remain relatively constant as Tripos continues development in the desktop, database, diverse compound libraries and combinatorial chemistry markets.

      General and administrative expenses decreased to $0.3 million for the second quarter of 1997 compared to $0.4 million in 1996, and represent 5.4% and 6.0% of net sales for the respective periods. The slight decline in G&A relates to the booking of bonuses and other reserves in the prior year. For the six month period, G & A expenses were $1.1 million and $0.8 million in 1997 and 1996, respectively, and represent 8.6% and 6.5% of net sales in the six-month periods. The increase in expense for 1997 relates to the inclusion of two departments in G&A that were recorded in Sales and Marketing and R&D in the prior year.

     Other income (expense) increased from income of $39,000 for the second quarter in 1996 to income of $112,000 for the comparable period in 1997. For the first six months of 1997, other income (expense) was $266,000 compared to $127,000 in 1996. These changes were due to increases in foreign currency translation gains and interest income on investments.

      Income tax expense was $342,000 for the six month period in 1997 which represents an effective tax rate of 38% compared to $52,000 and 23% for the same period in 1996. The rates reflect the change in valuation of the Company's prior losses, including foreign subsidiary losses. The Company's effective tax rate for the six months ended June 30, 1997 reflects an increase to approximate the expected effective tax rate for the year ending December 31, 1997.


Liquidity, Capital Resources and Capital Commitments

      For the six month period ending June 30, 1997, net cash provided by operations was $3.1 million as a result of decreases in accounts receivable of $2.8 million and accounts payable of $1.5 million along with increases in net income, depreciation, amortization, notes receivable and deferred revenue of $0.6 million, $0.3 million, $1.5 million, $1.7 million and $0.8 million, respectively. Amortization of $1.2 million is attributable to the cost of manufacturing the compound library. Increased notes receivable of $1.7 million are from longer term sales contracts and a note arising from an investment in a private biotechnology company. For the same period in 1996, net cash provided by operations was $3.1 million primarily due to an increase in depreciation, amortization and accounts payable along with a decrease in accounts receivable.

      Investments of $0.4 million in property and equipment, together with $1.8 million in capitalized development costs, resulted in a use of cash of approximately $2.3 million in the first half of 1997.

      The  Company  believes that current working capital  of  $9.0 million, together with continued cash from operations, will be adequate to fund short-term liquidity requirements including investments in research and development, capital purchases and any other commitments in the upcoming year. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to penetrate existing and new markets for its products, depending upon the associated working capital requirements.


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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 9, 1997:

          (a) To elect directors to serve for the ensuing year or until their successors are elected; and
          (b) To amend the 1994 Stock Option plan to increase the number of shares reserved thereunder from 704,000 to 1,100,000

          All Directors standing for election were elected and the amendment to the 1994 Stock Option Plan was approved.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from March 31, 1997 to June 30, 1997.




                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date: August 6, 1997          John P. McAlister/s
                              John P. McAlister
                              President and
                              Chief Executive Officer


Date: August 6, 1997          Colleen A. Martin/s
                              Colleen A. Martin
                              Chief Financial Officer, Secretary