Form 10-Q
period 1997-09-30
TRIPOS INC
filed 1997-11-06
CIK 920691

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1997: 3,115,584 shares.



                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

Consolidated Balance Sheets at
     September 30, 1997 and December 31, 1996              3

Consolidated Statements of Operations
     for Three and Nine Months Ended September 30, 1997
     and September 30, 1996                                4

Consolidated Statements of Cash Flows for Nine Months
     Ended September 30, 1997 and September 30, 1996       5

Notes to Consolidated Financial Statements                 6



PART I  FINANCIAL INFORMATION,  Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations                                                 7



PART II  OTHER INFORMATION                                10

SIGNATURES                                                11

EXHIBITS                                                  12

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                            (Unaudited)
                                           Sep 30,    Dec 31,
                                              1997       1996
                             ASSETS
Current Assets:
 Cash and cash equivalents               $   6,580   $   5,393
 Investments                                 2,289       3,335
 Accounts receivable                         9,646      10,558
 Prepaid expenses                              625         496
 Deferred income taxes                         151         118
      Total current assets                $ 19,291    $ 19,900

Notes Receivable                             1,918           0
Property and equipment, less
accumulated depreciation                     1,240       1,163

Capitalized development costs, less
accumulated amortization                     3,508       3,130

Other, net                                     661         316

 Total assets                             $ 26,618    $ 24,509

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                         $    843   $     845
 Accrued expenses                            4,953       5,306
 Deferred revenue                            4,036       3,389
    Total current liabilities                9,832       9,540


 Deferred income taxes                         827         602

Shareholders' equity:
 Common stock                                   31          30
 Additional paid-in capital                 15,689      15,220
 Accumulated deficit                            15      (1,382)
 Cumulative translation adjustment             224         499
   Total shareholders' equity               15,959      14,367

 Total liabilities and
 shareholders' equity                     $ 26,618    $ 24,509

See accompanying notes.


Item 1.  Financial Statements (continued)


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                           Three Months Ended     Nine Months Ended
                            Sep 30,   Sep 30,     Sep 30,    Sep 30,
                             1997      1996        1997       1996
Net sales:
   Software licenses         $ 2,972   $ 2,218    $  6,893    $ 6,438
   Support                     1,807     1,708       5,336      4,928
   Accelerated discovery
     services                  2,503     3,141       6,298      4,979
   Hardware                    1,718       486       3,616      2,814
Total net sales                9,000     7,553      22,143     19,159

Operating costs and expenses:
   Cost of sales               3,111     2,344       7,810      6,482
   Sales and marketing         2,693     2,741       7,367      7,732
   Research and development    1,123       851       3,127      2,472
   General and administrative    881       726       2,016      1,484
Total costs and expenses       7,808     6,662      20,320     18,170

Income from operations         1,192       891       1,823        989

Other income, net                164        47         430        174

Income before income taxes     1,356       938       2,253      1,163

Income tax expense               514       250         856        302

Net income                    $  842   $   688     $ 1,397     $  861

Fully diluted earnings per common
and common equivalent share  $  0.24   $  0.21     $  0.40    $  0.26

Weighted average number
of common and common
equivalent shares              3,553     3,305       3,515      3,265

See accompanying notes.


Item 1.  Financial Statements (continued)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)


                                               Nine Months Ended
                                                Sep 30,    Sep 30,
                                                   1997       1996
 Cash flows from operating activities
 Net income                                     $ 1,397    $   861
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation of property and equipment             480        499
 Amortization of capitalized                      2,203      2,220
   development costs
 Deferred income taxes                              192        295
 Change in operating assets and
   liabilities:
  Accounts receivable                               538       (338)
  Notes receivable                               (1,918)         0
  Prepaid expenses and other assets                (119)      (250)
  Accounts payable and accrued expenses            (278)       328
  Deferred revenue                                  751       (256)
 Net cash provided by operating
   activities                                     3,246      3,359

 Cash flows from investing activities:
 Net purchases, sales, and maturities
   of investments                                 1,047       (253)
 Purchases of property and equipment               (575)      (434)
 Capitalized development costs                   (2,635)    (3,016)
 Other                                             (345)      (265)
 Net cash used in investing activities           (2,508)    (3,968)

 Cash flows from financing activities:
 Stock issuance pursuant to stock plans             568        456
 Net cash provided by financing
   activities                                       568        456

 Effect of foreign exchange rate changes
  on cash and cash equivalents                    (119)        (77)

 Net increase (decrease) in cash and
 cash equivalents                                 1,187       (230)

 Cash and cash equivalents at beginning
 of period                                        5,393      3,955

 Cash and cash equivalents at end of
 period                                          $6,580    $ 3,725

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


     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Management has not yet computed the impact of SFAS No. 128 on the Company's financial statements.

(2)  Income taxes

     The provision for income taxes is computed using the liability method. The difference between financial statement and taxable income results primarily from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company's quarterly operating results can vary significantly depending upon such factors as the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company, partners and other vendors, changes in pricing policies by the Company and other vendors, and changes in general economic and competitive conditions. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, consulting, and compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

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

Results of Operations

     Net sales for the third quarter of 1997 were $9.0 million compared with $7.6 million for the third quarter of 1996. The overall increase in net sales for the quarter was attributed to significant increases in the software (support, licensing and consulting) and hardware lines. Net sales for the first nine months of 1997 were $22.1 million compared to $19.2 million for the same period in 1996. Sales increases were achieved in all areas, software licenses, support, hardware and accelerated discovery services, for the nine month period.

     For the three months ended September 30, 1997, software licenses sales increased 34.0% to $3.0 million. The increase is due to several wide-area network sales and an upfront license fee on a custom software contract. For the first nine months of 1997, software license sales increased 7.1% to $6.9 million compared to the same period for 1996. Support revenues for the third quarter of 1997 increased 5.8% to $1.8 million from the same period in 1996. Support sales increased 8.3% to $5.3 million for the nine month period ending September 30, 1997. Accelerated discovery services sales, primarily diverse compound libraries, amounted to $2.5 million in the third quarter of 1997 and $6.3 million for the nine months year-to-date compared to $3.1 and $5.0 million for the three and nine month periods, respectively, in 1996. Hardware sales increased by 253.5% to $1.7 million for the third quarter 1997. Several large orders accounted for the increase in hardware sales for the current quarter. For the first nine months of 1997, hardware sales increased 28.5% to $3.6 million compared to 1996. Sales to existing customers represent 88.2% of total revenues for the nine month period. For the same period, sales of new products represent 10.8% of software license and accelerated discovery service sales.

     Net sales for the Company's activities outside North America represented approximately 38.6% for the first nine months of 1997 compared to 50.7% for the same period in 1996. Net sales in Europe decreased 17.0% for the first nine months of 1997 compared to 1996 and accounted for 28.6% and 39.8% of net sales for the nine month periods in 1997 and 1996, respectively. Net sales in the Pacific Rim, principally Japan and South Korea, increased 6.2% compared to the first nine months of 1996 and accounted for 10.0% and 10.9% of net sales for the respective periods.

     Cost of sales for the quarter ending September 30, 1997 increased 32.7% to $3.1 million and increased 20.5% to $7.8 million for the nine month period in 1997. These increases were due to the increased sales of lower margin hardware sales. Cost of sales as a percent of net sales was 34.6% and 35.3% for the three and nine month periods in 1997, and 31.0% and 33.8% for the three and nine month periods in 1996, respectively.

     Gross profit margin percentage for the third quarter of 1997 declined to 65.4% from 69.0% in 1996. For the first nine months of 1997, gross margin percentage decreased to 64.7% from 66.2% for the same period in 1996. The decrease is attributable to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represent a higher percentage of total net sales in 1997 compared to 1996.

     Sales and marketing expenses decreased 1.8% to $2.7 million for the three month period in 1997 and 4.7% to $7.4 million for the nine months period. Sales and marketing expenses as a percentage of net sales were 30.0% and 33.3% for the three and nine month periods in 1997 as compared to 36.3% and 40.4% for the same periods in 1996. The decrease in the percent to sales, for the three and nine month periods of 1997, is a function of increased sales along with the reclassification of certain expenses to General and Administrative that were considered Sales and Marketing in 1996.

     Research and development costs, including the costs that were capitalized, were $2.0 million and $1.7 million for the three month periods in 1997 and 1996, $5.7 million and $5.3 million for the nine month periods, respectively and represented 22.7%, 22.5%, 25.7% and 27.7% of net sales. Research and development expenses, net of capitalized development costs, represented 12.5% and 11.3% of net sales for the three month periods in 1997 and 1996, and 14.1% and 12.9% of net sales for the nine month periods ending September 30, 1997 and 1996, respectively. The Company anticipates that its investments in new product research will remain at comparable levels as Tripos continues development in web-based tools, desktop, diverse compound libraries and combinatorial chemistry markets.

     General and administrative expenses increased to $0.9 million for the third quarter of 1997 compared to $0.7 million in 1996, and represent 9.8% and 9.6% of net sales for the respective periods. For the nine month period, G & A expenses were $2.0 million and $1.5 million in 1997 and 1996, respectively. G&A year-to-date percent to net sales was 9.1% in 1997 and 7.7% in 1996. The increase in G&A for the third quarter versus 1996 is a result of the reclassification of certain expenses that were considered Sales and Marketing expenses in 1996 and an increase in the reserve for bad debt.

     Other income increased from of $47,000 for the third quarter in 1996 to $164,000 for the comparable period in 1997. For the first nine months of 1997, other income was $430,000 compared to $174,000 in 1996. This change was due to an increase in foreign currency translation gains and increase in interest income on investments.

     Income tax expense was $856,000 for the nine month period in 1997 which represents an effective tax rate of 38% compared to $302,000 and 26% for the same period in 1996. The rates reflect the change in valuation of the Company's prior losses, including foreign subsidiary losses. The Company's effective tax rate for the nine months ended September 30, 1997 reflects an increase to approximate the expected effective tax rate for the year ending December 31, 1997.


Liquidity, Capital Resources and Capital Commitments

     For the nine month period ending September 30, 1997, net cash provided by operations was $3.2 million as a result of net income of $1.4 million, depreciation and amortization of $2.7 million and an increase in deferred revenue of $0.8 million offset by an increase in accounts and notes receivable of $1.4 million and other assets of $0.3 million. Amortization of $1.8 million is attributable to the cost of manufacturing the compound library.
For the same period in 1996, net cash provided by operations was $3.4 million as a result of a increase in working capital of $0.5 million and increases in net income, depreciation, and amortization of $0.9 million, $0.5 million, and $2.2 million, respectively.

     Investments of $0.6 million in property and equipment and $2.6 million in capitalized development costs were partially offset by a reduction of $1.0 million in marketable securities, resulting in a use of cash of approximately $2.5 million in the first three quarters of 1997.

     The Company believes that current working capital of $9.5 million, together with continued cashflow from operations, will be adequate to fund short-term liquidity requirements including investments in research and development, capital purchases and any other commitments in the upcoming year. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to penetrate existing and new markets for its products, depending upon the associated working capital requirements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               27   Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from June 30, 1997 to September
              30, 1997.


                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:     November 6, 1997    John P. McAlister  /s/
                              John P. McAlister
                              President and
                              Chief Executive Officer


Date:     November 6, 1997    Colleen A. Martin  /s/
                              Colleen A. Martin
                              Chief Financial Officer, Secretary


                         Exhibit  Index

Exhibit No.    Description

27        Financial Data Schedule