Form 10-K
period 1997-12-31
TRIPOS INC
filed 1998-03-27
CIK 920691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the transition period from _____________ to _______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 1998, was $28,741,797 (based upon the March 11, 1998 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 20, 1998, 3,178,959 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1998 are incorporated by reference into Part III.

Part I

Item 1.

Business

Tripos Inc., ("Tripos", the "Company" or the "Registrant"), is a leader in discovery services, informatics and products for life science organizations worldwide. Tripos' current proprietary technologies and strategic relationships expand its reputation in computational chemistry for efficient pharmacological activity prediction and analysis, a major factor in customers' cost-effective new product success. Based on scientific expertise in these areas as well as a worldwide sales and marketing organization, Tripos expanded its business model in 1997. The Company now offers the following products and services: software, software consulting services, technology transfer, screening libraries, contract discovery research and risk-based discovery research. The Company continues to be a reseller of third party hardware products that are compatible with the Company's software products.

Effective June 1, 1994, Evans & Sutherland Computer Corporation ("E&S") distributed all outstanding shares of Tripos, Inc. common stock to E&S shareholders ("the Distribution"). Every three shares of E&S yielded one share of the Company. Prior to the Distribution, the Company was a wholly owned subsidiary of E&S.

The Company was originally incorporated in the state of Missouri on October 29, 1979. The Company was reincorporated under the laws of the State of Utah effective June 1, 1994. The Company maintains its executive offices and principal facilities at 1699 South Hanley Road, St. Louis, Missouri 63144. The Company also has wholly owned subsidiaries with offices in Milton Keynes, England; Antony, France; Munich, Germany; and Bude, England. There are two leased offices for sales activities in Shrewsbury, New Jersey and Redwood City, California.

The remainder of this Item 1 contains certain statements that are forward-looking and involve risks and uncertainties. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements - Additional Important Factors to be
Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations ("MD&A"). The Company undertakes no obligation to update any forward-looking statements in this Form 10-K.

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

Industry pressure to reduce product development cost and time to market are in part attributable to increased competition and increased political, regulatory and consumer scrutiny. By reducing the time to market, pharmaceutical companies can generate billions of dollars of additional profits. In addition, environmental regulations and consumer activism are forcing chemical and agrochemical companies to evaluate alternative products and means of doing business, thereby increasing their product development and operating costs. Through the use of effective integrated discovery information and analysis software in the key initial stages of new compound research and development, companies in these industries may be able to evaluate scientific data faster and more cost efficiently for the creation of new chemical lead candidates. The industries served by the Company have special requirements for the communication and analysis of chemical and biological data and the Company is uniquely qualified to fulfill these requirements.

Pharmaceutical and biotech companies have focused their R&D efforts on both novel compounds exhibiting demonstrable benefits over existing commercial drugs and on novel targets, many of which are emerging from work being done on the human genome project. Many companies are implementing high throughput screening laboratories with robotic systems for the rapid analysis of large numbers of compounds for biological activity. An outgrowth of this development is the increased need for material to screen, or to test. Companies are buying thousands of compounds a year to screen in order to find a novel compound with the desired biological activity. The Company believes it is positioned to provide these compounds through its collaboration with MDS Panlabs, Inc. of Bothell, Washington, its newly acquired laboratories at Tripos Receptor Research, and its worldwide sales organization for distribution of compounds from these sources and from third-party suppliers. By coupling compounds with discovery informatics, Tripos offers its customers increased discovery efficiencies.

Tripos Receptor Research has established partnerships with major companies in the pharmaceutical and biotechnology industries, supplying pure, novel chemical compounds for biological applications in new drug discovery. These applications involve the testing or screening of chemical compounds against a biological target to refine lead compounds. Tripos Receptor Research has a reputation for providing excellent medicinal chemistry with specific expertise in solid phase chemistry. Located in Bude, England, Tripos Receptor Research is specifically involved in custom chemical synthesis using solid-phase and solution methods.

The Company's goal is to facilitate and accelerate certain aspects of the chemical discovery process for our clients. This is achieved through a combination of both products and services specifically targeted at the development of new chemical entities for use in the pharmaceutical, agrochemical, biotechnology and associated markets. The Collaborative Research business unit draws upon the technology foundation within Tripos. The Company delivers high value products to the market including software, custom software development, specially designed chemical libraries for general screening and for targeted lead refinement, contract services for drug discovery and full discovery partnerships.

Products

The Company offers its expertise for customer applications via a complementary range of new research technologies including Discovery Software, Software Consulting Services and Accelerated Discovery Services.

Discovery Software (Chemical Design Software Systems)

The Company's software products and services collectively address the needs of the customer organizations' new compound research team. This is achieved though the provision of expert chemical design tools that improve the efficiency of the chemical design process by providing important structure and property data to the scientists. This structure and property data is calculated through complex pattern analysis and 3D simulation of chemical structures and behaviors. By reviewing data produced through Tripos software products, scientists can avoid costly synthesis and testing expenses that are not likely to produce positive results.

The information produced through Tripos' expert design environment can be easily accessed and reviewed by non-specialist users of the software such as medicinal chemists and biologists. This easy communication and collaboration is accomplished through Tripos' chemical Intranet technology.

The   next  few  paragraphs  highlight  the  products  and  services available through Tripos Discovery Software.

Discovery Software Products:
Tripos provides a highly integrated set of chemical design systems consisting of the SYBYL Expert Molecular Design System, UNITY Chemical Databases System, Alchemy 2000 Desktop Chemical Design System, and Discovery.Net Chemical Intranet System. These systems combine to provide a total discovery solution for the pharmaceutical and biotechnology market. The exact needs of our client base are met through customization of these systems. These customization services are provided through the new Software Consulting Services group. (See Software Consulting Services for more detail.)

The SYBYL Expert Molecular Design System:
     SYBYL is a comprehensive computational tool kit for molecular design and analysis, with a special focus on the creation of new chemical entities. SYBYL provides essential construction and analysis tools for both organic and inorganic molecular structures.

     SYBYL/Base gives our customers access to building tools, molecular mechanics, quantum mechanical calculations, molecular dynamics, docking, geometric measurements, molecular comparisons (fits), surfaces and grid displays, journaling, annotation, hard copy, a programming language, an object manager, and the Molecular Spreadsheet; all are included in the core module. Large (proteins, nucleic acids, etc.) and small molecules are modeled in the same window.

     SYBYL is a modular program. Researchers can take advantage of as many of the specialized tools as necessary by adding functionality through optional modules. The optional modules are focused on conformational searching (AdvComp), biopolymer modeling (Biopolymer), combinatorial chemistry or library design (Legion, Selector, DiverseSolutions), quantitative structure activity statistics (QSAR, Advanced CoMFAr), protein homology modeling and analysis (Composer, MatchMaker, ProTable), pharmacophore recognition (RECEPTOR, DISCO), and others. SYBYL also connects seamlessly to UNITY, Tripos' Chemical Database Searching system.

The UNITY Chemical Database System:
     Featuring the industry-standard 3D-flexible search engine, UNITY produces the most relevant responses to complex customer interactive queries. UNITY enables effective chemical structure based searching of multiple, distributed databases of chemical information. UNITY has been engineered for rapid data exploration and lead identification. Offering Markush-query definition, powerful links to relational databases, and integration with SYBYL and the Molecular Spreadsheet, UNITY will speed the discovery process.

     The new UNITY 3.0 version provides a series of flexible 3D searching enhancements. UNITY's speed, accuracy and efficient interface makes it a system of fully integrated analysis tools to help analyze databases in a way that facilitates new compound discovery.

The Alchemy 2000 Desktop Chemical Design System:
     Alchemy 2000 is a chemical discovery system for the personal computer with advanced molecular graphic displays, accurate energy calculations, and customizable tools that allows the user to tailor the program for their research team. Alchemy 2000 delivers high performance visualization with all types of chemical structures including proteins, polymers, and small molecules. Local database storage, graphing, batchmode, and spreadsheet capabilities provide a means for expanded analysis and investigation on all families of chemical compounds. Alchemy 2000 includes application modules for specific research needs including QSAR, Protein, Polymer, and LogP. This is a complete chemical discovery system that is easy to use, comprehensive, and powerful. It is also a key component of Tripos' intranet chemistry solution.

The New Discovery.Net Chemical Intranet System:
     The  mission of our Discovery.Net system is to help  streamline
     the  drug  candidate  discovery  and  development  process   by
     providing useful, innovative, web-based solutions for the efficient management and effective use of chemical information by chemists, modelers, and biologists in a distributed intranet-
     based   environment.   Two  Discovery.Net  products   currently
     available are ChemEnlighten and GASP. A tool kit is also available to allow custom solutions to be assembled either by customer staff or Tripos personnel.

ChemEnlighten:
     Scientists need a tool accessible from multiple platforms that enables them to filter very large chemical structure data sets based on a variety of metrics. Tripos has created the ChemEnlighten environment for the analysis of large or small data sets. ChemEnlighten integrates visual access to large tables, the capability to generate a range of metrics, and the ability to perform analyses (selections) on the data in the table.

     ChemEnlighten is a powerful product for the Intranet age. The tables, metric engines and analysis routines reside on a UNIX platform. The ChemEnlighten Graphical User Interface (GUI) is Web-based, using Java applets that were built with the Discovery.Net toolkit. Customers access ChemEnlighten through any Java enabled web browser. Computational or medicinal chemists who need to choose representative subsets from a very large number of compounds will be interested in ChemEnlighten. Researchers who are using hierarchical clustering as a step towards selection will also want to examine ChemEnlighten for the OptiSim algorithm, which gives selection sets that have the same properties as sets from hierarchical clustering.

GASP Chemical Structure Analysis Tool:
     GASP (Genetic Algorithm Similarity Program) uses a genetic algorithm to align sets of flexible molecules, where the genetic algorithm selects alignments with more pharmacophore overlaps between the molecules in the set. Drs. Gareth Jones, Peter Willett and Robert Glen developed the GASP algorithm at the University of Sheffield and the Wellcome Research Laboratories. Tripos has incorporated this algorithm in a Web-based application.

     GASP 2.0 is designed to allow medicinal chemists to perform molecular alignments and analyze the results in order to assist in the decision process of what compounds should be synthesized next. It is easy for the medicinal chemists to collaborate with one or more molecular modelers who can help optimize the setup and assist in analyzing the pharmacophore information in the results. GASP 2.0 is very easy to use and requires no prior knowledge regarding either the constraints or the pharmacophore.


Software Consulting Services

(Combining innovative web technology with attention to the customer's specific information system needs)

Tripos offers its skills and experience to help at all stages of an IS project, whether the customers are only in the planning and budgeting stages, or are looking for a partner to take on maintenance of a customer system. The Company has twenty years of experience developing scientific software applications for the pharmaceutical and chemical industries. Tripos can work as the Project Manager for a project, or work with the customer as a supplier of key integration and development expertise along with important software components.

Analysis: Tripos is skilled at interviewing end-user scientists to determine essential business tasks, current business logic, and workflow. The Company can perform this phase of a project independently or work with other consultants that are engaged by the Client, in order to ensure that the highest level of scientific understanding is part of any ongoing project.

Specification: The Company's scientific software teams are skilled at determining the functional, performance and interface requirements of a new application. Tripos enlists real users for paper prototype systems to assist in validating requirements, as well as ensuring a complete and shared understanding of the system requirements.

Design: Tripos software engineers are skilled in data modeling and object-oriented design, through which they reduce the risks involved in engineering complex chemical and biological information systems.

Research: The Company's scientific skills can be used to help the Customer develop novel methods for drug discovery. Tripos has the inside edge for modifying and extending existing Tripos drug discovery software to explore new ideas that the Customer may wish to integrate.

Technology Transfer: The Company can assist in fitting Tripos' unique ChemSpace technology into a Client's combinatorial library design needs. ChemSpace technology is available only through special technology transfer arrangements.

Implementation: Tripos is skilled in all vital web-related technologies, and has a large staff of skilled Ph.D. scientists with real industry experience. The Company created the first significant, and industry recognized chemistry applications to be written in Java.

Maintenance: The Company is an industry leader in providing high-quality and high-value customer support for scientific software applications. Its customers have always ranked the Company highly when it comes to providing helpful and timely assistance.

Discovery Software products and Software Consulting Services combine
to   provide  a  solid  business  offering  to  the  pharmaceutical, agrochemical, and biotechnology markets.


Accelerated Discovery Services

Compounds:
     Recent advances in the area of high throughput screening (rapid screening of compounds for biological activity) have given rise to the need for large numbers of compounds by pharmaceutical, biotechnology and other life science companies. These companies routinely acquire thousands of compounds a year to screen in search of novel classes of active compounds. By applying the Company's compound design technology in conjunction with the synthesis technology of MDS Panlabs, Inc., the Company has brought to market Optiverse, a diverse library of over 100,000 screening compounds. This library provides an efficient source of compounds for screening by removing redundant and ineffective samples from the screening effort.

     A key advantage of the Optiverse library is that each compound is representative of a cluster of similar compounds numbering in the thousands. When Optiverse compounds demonstrate activity in pharmaceutical company assays, the Company can quickly and efficiently provide hundreds of similar compounds for follow-up screening and lead optimization.

ChemSpace:
     Tripos has developed unique and proprietary technology for the storage and searching of vast numbers of combinatorial products and related data. The unique searching methods enable the user to identify new compounds which are likely to have similar activity to the original molecule while avoiding problematic side effects or toxicity. Using this technology, Tripos has rapidly created a database of over 17 trillion synthetically accessible small organic chemical structures that are searchable in real time at the rate of 500 billion per hour. The database can be customized to include reactions and compounds that are proprietary to its customer base. Tripos is licensing this technology to a limited number of pharmaceutical companies.

Contract Research:
     The reforms in health care have forced pharmaceutical and related companies to restructure their operations, including their research programs. One of the results of this restructuring is a significant emphasis on outsourcing and partnering on the part of the large pharmaceutical companies with smaller technology companies. At the same time, the rapid development of certain technologies, including combinatorial chemistry and high throughput screening, have forced many of the smaller companies to look to outside groups to provide needed technology rather than invest in it themselves. This significant trend in outsourcing has presented the opportunity for the Company to offer its expertise to these organizations through compound design, molecular analysis, and a complete suite of lead discovery and lead optimization capabilities. Tripos leverages these capabilities by entering into research agreements with its customers.

Collaborative Research:
     The Collaborative Research group has two purposes. One is to focus on internal discovery collaborations with Arena Pharmaceuticals and the Cruciform Group, and on associated opportunities such as that provided by our collaboration with Phase-1 Molecular Toxicology. The second goal is to focus on external discovery collaborations with customer companies. Tripos is engaged in finding collaborative partnerships in the pharmaceutical, biotechnology, and related industries using any or all aspects of research that Tripos has access to or can provide directly. Across all areas, Tripos will work with customers using their own targets or targets that we identify through our collaborations.

     Tripos is combining its strengths in molecular design, combinatorial chemistry, and data capture with the pioneering expertise of complimentary organizations. Our investments and collaborative efforts are structured to deliver long-term revenue and profits based on successful research that lead to new broad-based products when partnered with pharmaceutical, biotechnology, and related companies. This unit is dedicated to managing efforts critical to the success of these projects and investments.

Sales, Marketing and Distribution

The Company sells its software products directly in the U.S. and Europe, through an exclusive distributor arrangement in Japan with Sumisho Electronics Company, Ltd., and through non-exclusive agency relationships in Korea with New Technics Co., Ltd., in Taiwan with Scientek Corporation, and in China and Singapore with 3-Link Systems Pte. Ltd. On December 31, 1997, the Company's sales force consisted of 45 management, technical, sales and administrative employees: 20 for the United States and Canada, 23 in Europe, and 2 for the Pacific Rim. The Company's domestic sales and support center is located at its headquarters in St. Louis, Missouri. The Company also maintains sales offices in California, New Jersey, and suburbs of London, Paris and Munich.

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

The  Company's  workstation-based software products are  sold  in  a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per module. Network-based licensing is available, based on a count of the number of simultaneous users. The Company has also introduced one, two and three year flexible license options that offer customers the flexibility to change their product selections periodically and are renewable at the end of the selected terms. The Company expects to migrate its customer base to shorter-term license renewals based on the flexibility to access all of its software products. This will provide a predictable recurring revenue stream from periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their problems.

Software Consulting Services are sold on a collaborative basis by direct salespersons and scientists to the end user chemist and Information Technology departments at the Customer site. Each contract is negotiated based on the custom software service needs of the Customer. The term of the contract can last from two weeks up to two years. The Company provides programming and scientific expertise on a cost plus margin basis.

Sales of the compound libraries are made through a staff assigned to the product. Tripos has dedicated sales professionals in the United States and Europe along with distributors in the Pacific Rim. The Optiverse library now includes over 100,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and Tripos retains no trailing rights to the compounds once they are purchased by a customer.

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

Contract research relationships are offered through a team comprised of salespersons, discovery scientists and members of the senior management staff of the Company. This approach is best suited for the long cycle of developing meaningful partnerships with key customers for the outsourcing of discovery research.

The Company exhibits its software at various scientific conferences and trade exhibitions, including national and regional conferences of the American Chemical Society and the Pittsburgh Conference. Company scientists frequently publish and present results of original research at these and other conferences throughout the world.

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

Product Development

The Company believes that its position as a leader in discovery products and services will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness, integrate complimentary third-party products and meet a rapidly evolving range of customer requirements. The Company intends to continue to make substantial investments in product and technology development to meet its customers' requirements.

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

Tripos and MDS Panlabs defined the market for diverse screening libraries with the introduction of Optiverse in late 1995. Anticipating the shift of the market from screening libraries to highly purified individual compounds, the Companies jointly invested to produce a purified version of this library. The implementation of this strategy challenged the state-of-the-art in chemical purification. After more than nine months delay, the development of specialized apparatus to accomplish this task has been completed. Tripos and MDS Panlabs are vigorously pursuing synthesis of new library compounds and purification of new and existing inventory. The Company is also complementing the internally produced libraries with compounds from external sources. While the Company anticipates returning to a growth position by the third quarter of 1998, there remain significant challenges in this business.

The Company has recently entered into laboratory operations through its acquisition of Tripos Receptor Research. While the staff at that organization is experienced and highly skilled, Tripos may experience delays in expansion and growth of this organization.

Research and development expenses were $3.6 million, $3.4 million, and $4.4 million in 1995, 1996 and 1997, respectively. Research and development expenses, including the amount of capitalized costs were $6.7 million in 1995, $7.0 million in 1996 and $6.9 in 1997, representing 32%, 24% and 23% of net sales, respectively. The Company capitalized $3.2 million of product development costs in 1995, $3.6 million in 1996 and $2.6 million in 1997. This represented 47%, 51% and 37% of total product research and development expenditures in these periods. The Company anticipates that its investment in new product research will continue to be significant as Tripos invests in the growth of web-based tools, desktop applications, diverse compound libraries, and its recently acquired laboratory facilities.

The Company has entered into consulting contracts with certain customers which provide for collaboration with the Company in customizing chemical compound libraries for drug discovery in specific therapeutic areas. The Company recognizes revenue related to such agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis.

Tripos offers its customers software consulting services by which the Company builds customized systems solutions. Chemical research teams require improved information access and usage in their discovery process. The Company is helping its customers meet these needs by applying its expertise in web technologies, chemical information systems, and biological data handling to build integrated systems designed specifically for the customer's environment and discovery process.

Proprietary Rights

The Company relies primarily upon a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect the proprietary rights in its products. In addition, the Company has obtained one patent with respect to its SYBYL QSAR product which expires June 18, 2008. The Company has just recently been granted a patent on Hologram QSAR. During the years 1996 and 1997, the Company applied for five (5) additional patents. The source code for the Company's products is protected both as a trade secret and as an unpublished, copyrighted work. In addition, the Company's software products are developed and manufactured only at its St. Louis facility and the Company does not disclose the source code for its products to any of its subsidiaries or distributors. The Company supplies its source code under special, restrictive license provisions to customers on special request. All software products are shipped from its St. Louis facility. Optiverse chemical compound libraries are manufactured and shipped by MDS Panlabs, Inc. at its Bothell, Washington location. Targeted compound libraries are manufactured and shipped by Tripos Receptor Research from its Bude, England facilities. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company does business. Because the markets in which the Company competes are characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

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

Compound, consulting, contract research and collaborative agreements require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.

Competition

The Company operates in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards. The Company competes with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. The Company's Accelerated Discovery Services group competes with other vendors for the sale of contract research, targeted libraries and diverse compound libraries.

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

Production

The Company's software production operations consist of assembling, packaging and shipping the software and database products and documentation needed to fulfill orders. Outside vendors provide CD-ROM duplication, printing of documentation, manufacturing of packaging materials and assembly of the Company's desktop products. The Company typically ships its software products promptly after the acceptance of a customer purchase order and the execution of a software license agreement. Accordingly, the Company does not generally have any significant software backlog, and the Company believes that backlog at any particular time, or fluctuations in backlog, are not indicative of sales for any succeeding period.

Optiverse chemical compounds are designed by Tripos and manufactured by MDS Panlabs, Inc. at their Bothell, Washington facility. Compound sales are shipped shortly after the execution of a sales contract between the customer, MDS Panlabs and Tripos. The potential for backlogs exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received. While backlogs at Tripos Receptor Research in Bude, England have been immaterial in the past, they may experience comparable obstacles in shipment preparation of targeted libraries (or custom compound libraries).

Significant Customers

The Company does not derive 10% or more of its total sales from any single customer.

International Sales

The Company sells its software products through its wholly owned subsidiaries in Europe, through an exclusive distributor in Japan, and through non-exclusive agency relationships in Singapore, China, Korea, and Taiwan. Net sales from the Company's activities outside of North America represented approximately 49%, 48% and 41% of the Company's total net sales in 1995, 1996, and 1997, respectively. Net sales in Europe accounted for 39%, 38% and 32% of the Company's net sales in 1995, 1996, and 1997, respectively, with the balance from customers in the Pacific Rim. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales. See Note 8 to the consolidated financial statements, Geographic Segment Data, in the Company's Annual Report.

Employees

As of December 31, 1997, the Company had a total of 147 employees, of whom 111 were based in the United States and 36 were based internationally. Of that total, 60 were engaged in marketing, sales and related customer-support services, 46 in product development, 10 in chemistry laboratory activities and 31 in operations, administration, MIS and finance. The Company's future success is significantly dependent on the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees are represented by a labor union nor covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with employees to be good.

Executive Officers and Key Employees

The information required by this item is included in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 1998 under the caption "Management", and is incorporated herein by reference.

Item 2.   Properties

The Company's principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. These facilities are owned by the Company and are financed by a mortgage note to NationsBank, N.A. The Company leases two other domestic sales and service offices in Shrewsbury, New Jersey and Redwood City, California. The Company's European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed. Laboratory facilities in Bude, England are currently leased, however, the Company expects to own and operate new facilities in 1998.

Item 3.   Legal Proceedings

The Company is currently not a party to any material litigation and is currently not aware of any pending or threatened litigation that could have any material adverse effect upon the Company's business, operating results or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1997.

Part II

Item   5.     Market  for  Registrant's  Common  Stock  and  Related
Shareholder Matters

The Company's common stock trades on The NASDAQ National Market System under the symbol "TRPS". The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the fiscal quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.
                                          1997
                                  High            Low
     First quarter......        $23.750         $11.750

     Second quarter.....        $19.125         $13.250

     Third quarter......        $19.500         $12.500

     Fourth quarter.....        $20.000         $13.375


                                          1996
                                  High            Low
     First quarter......        $10.000         $ 6.750

     Second quarter.....        $ 9.750         $ 6.000

     Third quarter......        $11.875         $ 6.500

     Fourth quarter.....        $19.250         $10.750


The Company had approximately 1,000 shareholders of record and 2,700 street name holders as of December 31, 1997. The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings for use in its business, therefore, it does not anticipate paying cash dividends in the foreseeable future to common shareholders.

Item 6.   Selected Financial Data

 Selected Consolidated Financial
               Data

Consolidated Statements       Year     Year     Year     Year     Year
                             ended    ended    ended    ended    ended
   of Operations          December December December December December
  (In thousands, except   31, 1997 31, 1996 31, 1995 31, 1994 31, 1993
   per share amounts)

Net Sales:

   Software licenses.....   10,117   $9,186   $8,651   $8,848   $8,467

   Support...............    7,209    6,715    6,510    5,564    4,380

   Accelerated discovery
   services..............    7,737    9,053    2,111        -
   Hardware..............    5,125    3,832    3,825    5,190    5,130


       Total net sales...   30,188   28,786   21,097   19,602   17,977

   Cost of sales.........    9,999    9,990    6,458    6,416    5,845


   Gross profit...........  20,189   18,796   14,639   13,186   12,132


   Operating expenses:

    Sales and marketing...   10,065   10,705    9,951    8,259    7,343

    Research & development    4,359    3,388    3,559    3,409    2,958

    General & administrative  2,391    2,399    1,449    1,208    1,371

    Restructuring charge          -        -    2,165        -        -


   Total operating expenses  16,815   16,492   17,124   12,876   11,672


Income (loss) from operations 3,374    2,304  (2,485)      310      460

Other income (expense), net     511      408     450       228       (9)

Income (loss) before income
      taxes..............     3,885    2,712  (2,035)      538      451


Income tax expense (benefit)  1,305      760    (339)      186        7


Net income (loss).........    2,580   $1,952 $(1,696)     $352     $444


Basic earnings (loss)
        per share (1)(2)..    $0.84    $0.67  $(0.59)    $0.10    $0.08

Basic weighted average
      number of shares        3,085    2,923    2,860    2,845    2,746


Diluted earnings (loss)
      per share (1)(2)        $0.74    $0.61  $(0.59)    $0.10    $0.08

Diluted weighted average
      number of shares        3,504    3,222    2,860    2,846    2,746


Consolidated Balance Sheet Data
   (at year end)  (3)

   Working capital         $  8,764  $10,360 $  8,638  $10,045  $ 2,847

   Due to parent           $      -  $     - $      -  $     -  $ 6,137

   Total assets            $ 32,610  $24,509 $ 19,059  $21,134  $12,115

Long-term debt, less
      current portion      $  3,367  $     - $      -  $     -  $     -

Total shareholders'
      equity (deficit)     $ 18,909  $14,367 $ 11,322  $12,828  $ (290)


(1) The earnings per share calculations for 1994 and 1993 are pro forma calculations which reflect the effects of adjustments to historical results of operations for estimates of the costs which would have been incurred by Tripos during the respective periods on a stand-alone basis.
(2) Earnings per share for 1996 and prior periods has been restated to reflect the adoption of FAS 128.
(3) See Note 1 of the Notes to Consolidated Financial Statements for discussion of the comparability of consolidated balance sheet data.


Item 7.   Management's Discussion and Analysis of Financial condition and
            Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Overview

Tripos, Inc. is a discovery research company with unique expertise in molecular informatics. Tripos supplies software, chemical compound libraries and collaborative research services to the pharmaceutical, biotechnology and other life science industries worldwide.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements-
Additional  Important  Factors to be Considered."   The  Company  is
under no obligation to update any forward-looking statements in this section.

The Company's revenues and expenses can vary from quarter to quarter depending upon, among other things, the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company, partners and other vendors, and changes in general economic and competitive conditions. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, contract research, custom software development and chemical compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

The Company provides software licenses that are activated and remain active based on the date and time of the computer where the software resides. The Company relies on the hardware suppliers to address any and all Year 2000 issues and provide letters of compliance to the Company. The total dollar amount that the Company estimates will be spent to remediate its Year 2000 issues will not be material and should not affect future financial results of operations, liquidity or capital resources.

Results of Operations

  The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):

                              1997    1996   1995
  Net sales:
   Software licenses           33%    32%     41%
   Support                     24      23     31
   Accelerated discovery       26      32     10
   services
   Hardware                    17      13     18
     Total net sales           100    100     100

  Cost of sales:
   Software licenses           17      19     19
   Support                      2       5      3
   Accelerated discovery       45      49     56
   services
   Hardware                    91      92     89
     Total cost of sales       33      35     31

  Gross profit                 67      65     69

  Operating expenses:
   Sales and marketing         33      37     47
   Research and development    15      12     17
   General and                  8       8      7
   administrative
   Restructuring charge         -      -      10
     Total operating           56      57     81
   expenses

  Income (loss) from           11      8     (12)
  operations
  Other income (expense), net   2      1       2

  Net income (loss) before
    income taxes               13      9     (10)

  Income tax expense            4      2      (2)
  (benefit)

  Net income (loss)             9      7      (8)

Net Sales
Net sales increased approximately 36% from $21.1 million in 1995 to $28.8 million in 1996, and increased 5% in 1997 to $30.2 million. These fluctuations in net sales were principally attributable to sales of diverse chemical compound libraries in the Accelerated Discovery Services ("ADS") business. The changes were augmented by increases in software and support sales. New product sales represented 14% of software license sales in 1995, 11% in 1996, and 17% in 1997. Tripos generates a substantial portion of its revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 58%, 58%, and 62% of the Company's total net sales in 1995, 1996, and 1997, respectively.

The Company sells its products and services directly in North America, through its wholly owned subsidiaries in Europe, through an exclusive distributor arrangement in Japan, and through non-
exclusive agency relationships in China, Korea, Singapore and Taiwan. Net sales from the Company's activities outside of North America represented approximately 49%, 48% and 41% of the Company's total net sales in 1995, 1996 and 1997, respectively. Net sales in Europe accounted for 39%, 38%, and 32% of the Company's net sales in 1995, 1996, and 1997, respectively, with the balance from customers in the Pacific Rim area, principally Japan. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales.

List  prices  for  the  Company's products have remained  relatively stable over the last few years. In 1996, the Company started selling flexible software licenses in addition to perpetual licenses. A flexible license includes a minimum level of modules for a minimum total price. In 1997, 18% of software license sales were sold in the form of a flexible license. As a result of selling more modules through flexible licenses, the average software license revenue per customer has increased. The sale price for the chemical compound libraries increased slightly as a result of the increase in the size and number of the orders in 1996 versus 1995 when the product was introduced. In 1997, the demand for a highly purified product  caused  a  decline in the number of large  orders  for  the entire  chemical  compound library resulting in  a  decline  in  the number of orders and the average sales price. In 1997, existing customers represented 85% of total net sales compared with 87% in 1996. Increasing net sales from period to period is dependent, in part, on the Company's ability to introduce new products which are accepted by the market and on the Company's ability to penetrate new and existing markets.

Software license sales increased 6% from $8.7 million in 1995 to $9.2 million in 1996 and increased 10% to $10.1 million in 1997. The increase in 1996 and 1997 is attributable to the increase in the number of new products introduced, the increase in orders of worldwide licenses for the large pharmaceutical companies, the increased penetration into the biotechnology sector, a large custom software development contract and flexible term licensing.

Support sales increased 3% from $6.5 million in 1995 to $6.7 million in 1996, and increased 7% to $7.2 million in 1997. The increase in 1996 and 1997 is primarily due to a larger installed base of customers with more modules per customer as a result of the overall increase in software license sales in the prior years.

The Company introduced the Accelerated Discovery Services ("ADS") product line in September 1995. Through an alliance with MDS Panlabs, Inc., the Company sells diverse compound libraries and contract research. The Company also licenses its ChemSpace technology through this product line. ADS sales increased 329% to $9.1 million in 1996 from $2.1 million in 1995 and decreased 15% to $7.7 million in 1997. The increase in compound library revenue in 1996 is due to the increase in the number of compounds available for sale, from 40,000 to 80,000 and a larger sales and distribution force. The decrease in 1997 is due to a shift in the market which demanded a highly-purified chemical compound library. Despite the anticipation of this demand and the purchase of a specialized apparatus for compound purification, the delay in receipt of equipment and subsequent further delay in the purification process caused a nine-month slippage in new product. In April 1997, the partnership agreed to shift MDS Panlabs' resources from continued synthesis of the existing product line to purification of the existing library to generate new products. In December 1997, the Company and MDS Panlabs started restructuring their agreement. It is possible that the collaboration will terminate and while the companies will continue to market the existing chemical compound library, they may discontinue production of a new library. In addition, the Company is seeking highly-pure third party diverse chemical compounds for distribution to continue generating revenue from this market. The Company expects to return to growth in ADS sales by third quarter 1998.

Hardware revenues were $3.8 million in 1995 and 1996 and increased by 34% to $5.1 million in 1997. The increase in 1997 reflects an increase in the average order amount from customers who purchased the Company's software bundled with the hardware.

Cost of Sales
Total cost of sales increased 55% from $6.5 million in 1995 to $10 million in 1996 and 1997, which represents 31%, 35% and 33%, respectively, of total net sales. The cost of the diverse compound libraries was the principal factor in the overall increase in cost of sales in 1996. In 1997, the decline in the costs of diverse compound libraries as a result of the decline in sales was offset by the increase in hardware costs corresponding to the increase in hardware sales.

Costs of software licenses represented 19%, 19% and 17% of software license sales in 1995, 1996, and 1997, respectively. Costs of software licenses consists of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. The cost of software licenses as a percentage of software license sales decreased in 1997 due to a decrease in royalties paid to distributors in the Pacific Rim due to a decline in revenues in that territory for the year.

Costs of support represented 3%, 5% and 2% of support sales in 1995, 1996, and 1997, respectively. Cost of support principally consists of software product packaging, media and updates to documentation. The increase in costs of sales for support in 1996 is based on the shipment of a major release of software to a base of over 700 customers. The decrease in 1997 is due to lowered costs of documentation.

Costs  of  ADS  represented 56%, 49% and 45% of ADS sales  in  1995,
1996, and 1997, respectively. Cost of ADS represent the costs associated with the design and creation of the diverse compound libraries. The decrease in the costs of ADS as a percentage of sales is due to the increase of higher margin contract research and ChemSpace revenues, and the decrease in the royalties for the chemical compound libraries as a result of the decline in the sales of the library. The Company expects the costs of this product line to decline slightly as a percentage of sales in the future as contract research and ChemSpace revenues become a higher percentage of the product mix.

Costs of hardware represented 89%, 92% and 91% of hardware sales in 1995, 1996 and 1997, respectively. Cost of hardware consists primarily of the costs of hardware sold. The Company expects the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit
Gross  profit was $14.6 million in 1995, $18.8 million in 1996,  and
$20.2 million in 1997, which represents gross profits of 69%, 65% and 67%, respectively. The decrease in the 1996 gross profit percentage was due to the increase in compound library sales which have higher cost of sales than software and support. The increase in the 1997 gross profit was due to a decline in the percentage of compound library sales and an increase in higher margin software license, support, contract research and ChemSpace sales. The Company believes that gross profit will improve as higher margin contract research and software license revenues increase.

Sales and Marketing Expenses
Sales and marketing expenses increased 8% from $10.0 million in 1995 to $10.7 million in 1996, and decreased 6% to $10.1 million in 1997. The increase in 1996 was primarily due to the expansion of the sales and marketing organization in Europe for the sale of the ADS product line, the creation of a business development and strategic relations department, and increases in marketing and selling of new products. The decrease in 1997 was due to a reclassification of certain expenses to General & Administrative and a decrease in overall sales costs. Sales and marketing expenses as a percentage of net sales decreased from 47% in 1995 to 37% in 1996, and decreased to 33% in 1997. The decrease in sales and marketing expenses as a percentage of sales is a function of increased sales along with improved efficiencies among the sales and marketing staff. The Company expects total sales and marketing expenses as a percentage of net sales to decline slightly in the future as cost efficiencies continue to be implemented in the worldwide sales and marketing staff.

Research and Development Expenses
Research and development expenses decreased 5% from $3.6 million in 1995 to $3.4 million in 1996, and increased 29% to $4.4 million in 1997, representing 17%, 12%, and 15% of net sales, respectively. The decrease in 1996 was primarily due to the reduction in development staff resulting from the discontinuation of the Unison product in December 1995. The increase in 1997 is due to the decrease in the amount of capitalized costs as the Company moves from long-term software development cycles to a shorter-term development cycle for web-based software applications.

Research and development expenses, including the amount of capitalized costs were $6.8 million in 1995, $7.0 million in 1996 and $6.9 million in 1997 which represents 32%, 24%, and 23% of net sales, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes software development costs. The Company also capitalizes compound library creation and design costs. The total amount of costs capitalized was $3.2 million, $3.6 million and $2.6 million in 1995, 1996 and 1997, respectively. This represented 47%, 51% and 37% of total product research and development expenditures in these periods. The Company anticipates that its investment in new product research will remain at comparable levels as Tripos continues development in web-based tools, desktop applications, diverse compound libraries and expands its recently acquired laboratory facilities.

General and administrative
General and administrative expenses increased 66% from $1.4 million in 1995 to $2.4 million in 1996 and 1997, representing 7%, 8%, and 8% of net sales, respectively. The increase in expenses in 1996 is the result of an increase in the bad debt provision, increased shareholder relations activities and funding the Company incentive bonus pool for exceeding operating income goals. In 1997, the decline in the Company sponsored bonus pool was offset by the reclassification of certain expenses that were considered Sales & Marketing expenses in 1996. The Company expects general and administrative to remain at comparable levels in the future.

Restructuring Charge
The  Company  incurred  a  non-recurring  restructuring  charge   of
approximately $2.2 million in the fourth quarter of 1995 related to the discontinuation of development, marketing and sales of the
Unison  product  line.   The  Company  discontinued  this  line   in
conjunction with an alliance which was formed with its major competitor in the market where this product was sold. This alliance allowed the Company to reallocate certain resources to the continued development of other product lines. The charge represented the write-off of previously capitalized development costs, write-down of assets used in product development, settlement of contractual obligations, and severance costs.

All cash outlays related to the restructuring for severance costs and settlement of contractual obligations have been paid out as of December 31, 1996. The amount reserved for these cash outlays was estimated at $447,000 and occurred principally in the first quarter of 1996. The source of funding was cash generated from operations. The remaining components of the restructuring charge represented the write-down of previously capitalized development costs of $1.6 million and the write-off of equipment used in the development of the product of $110,000. The effects of the restructuring plan on operating results for 1996 and 1997 were realized through reduced annual amortization charges of $139,000 and reduced labor costs of $350,000. The impact on annual revenues in 1996 and 1997 were considered minimal as the Unison product contributed less than 5% of software license sales in 1995.

Interest Income
Interest  income of $424,000 in 1995, $425,000 in 1996 and  $544,000 in 1997, was from interest earned on investments. The increase in interest income in 1997 was due to the addition of interest bearing notes receivable.

Income Tax Expense
The Company's tax expense (benefit) was $(339,000) in 1995, $760,000 in 1996 and $1.3 million in 1997. The Company's effective tax rate was 17%, 28% and 34% for 1995, 1996 and 1997, respectively. The effective rates for 1995 and 1996 reflect the impact of net operating loss carryforwards for which current benefits were not recognized until the second quarter of 1996.

Liquidity and Capital Resources

The Company's working capital decreased from $10.4 million in 1996 to $8.8 million in 1997. The decrease in working capital is the result of the Company's investment in Arena Pharmaceuticals Corporation, the purchase of its corporate office building and the acquisition of Tripos Receptor Research Ltd.

Net cash provided by operating activities decreased from $4.9 million in 1996 to $4.4 million in 1997. This was primarily due to an increase in notes receivable of $1.7 million for customer accounts receivable from flexible license sales offset by an increase in deferred revenue of $1.4 million due to both increased support billings at year end and flexible software license contracts for the year.

Net cash used in investing activities increased from $4.5 million in 1996 to $8.6 million in 1997. The increase relates to the investment in Arena Pharmaceuticals and Phase-1 Molecular Toxicology, the purchase of its corporate office building and Tripos Receptor Research offset by the decrease in capitalized development costs and the proceeds from sales of investments throughout the year. The Company invests available cash in bank deposits, investment-grade securities and, short-term interest-producing instruments, including government obligations and other money market instruments. The Company anticipates that 1998 capital purchases will be comparable to 1997 due to the expansion of the facilities at the Company's Tripos Receptor Research subsidiary which will be funded through operating activities.

Net cash provided by financing activities increased from $1.0 million in 1996 to $4.2 million in 1997 as the result of issuance of long-term debt for the purchase of the corporate office building and stock issued pursuant to stock purchase and option plans.

Management believes that with the current cash position of $5.3 million, short-term investments of $1.6 million, accounts receivable of $10.2 million, continued cash flow from operations, availability of a $2.5 million line-of-credit, and total current liabilities of $9.5 million, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next twelve months. Management believes that the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to penetrate existing and new markets for its products and services, depending upon the associated working capital requirements.

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

Cautionary Statements-Additional Important Factors to be Considered

The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences, include, but are not limited to, the following:

Rapid Technological Change.
The software and discovery research industries are characterized by rapid change and uncertainty due to new and emerging technologies. The pace of change has recently accelerated due to the Internet, combinatorial chemistry software products, market demand for high-throughput purified chemical compound libraries and combinatorial chemistry companies entering the market. There can be no assurance that Tripos will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

Customer Acceptance.
While the Company provides a database of the chemical compounds in its library and performs extensive usability and beta-testing of its new software products, user acceptance and corporate penetration rates ultimately dictate the success of development and marketing efforts.

Competition.
The software and discovery research industry are highly competitive. A number of companies offer products that target these markets. Tripos competes with software and discovery research vendors for the research budgets of pharmaceutical, biotechnology, agrochemical and related companies. It is possible that there will be consolidation in the market of competitive software and discovery research vendors. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than Tripos.

Dependence on and Relationship with MDS Panlabs, Inc.
In 1995, the Company announced a collaboration with MDS Panlabs, Inc., a contract research organization in Bothell, WA. The collaboration is for contract research sales and the sales of compound libraries. The Company is responsible for the design,
sales  and  marketing  of  the  libraries,  while  MDS  Panlabs   is
responsible  for  the  synthesis,  storage  and  shipment   of   the
libraries. In 1996, 32% of the Company's sales were from the ADS business where the revenues from the collaboration are reported. In 1997, 26% of the Company's revenues were from the sale of chemical compound libraries, ChemSpace and contract research. This decline is due to a shift in the market to demand a highly-purified chemical compound library. Despite the anticipation of this demand and the purchase of a specialized apparatus for compound purification, the delay in receipt of equipment and subsequent further delay in the purification process caused a nine-month slippage in new product.
In April 1997, the partnership agreed to shift MDS Panlabs' resources from continued synthesis of the existing product line to purification of the existing library to generate new products. In December 1997, the Company and MDS Panlabs started restructuring their agreement. It is possible that the collaboration will terminate and while the companies will continue to market the existing chemical compound library, they may discontinue the production of the new library. The Company is seeking highly-pure third party diverse chemical compounds for distribution to continue generating revenue from this market.

Dependence on Key Personnel.
Tripos' continued success depends to a significant degree upon the continued service of its President and CEO, John P. McAlister, and other key technical and senior management personnel. The loss of the services of Dr. McAlister or any other key personnel, and the inability of the Company to attract and retain suitable replacements could have a material adverse effect on the Company.

Possible Acquisitions.
The Company may make acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or little direct experience, and potential loss of key employees of the acquired companies.


Item 8.   Financial Statements and Supplementary Data

         Consolidated Balance Sheets
                                                   Year         Year
                                                  ended        ended
                                               December     December
                                               31, 1997     31, 1996
Assets:

  Current assets:
     Cash and cash equivalents                $5,277,469    $5,393,074
     Investments                               1,647,073     3,335,444
     Accounts receivable, less allowance for
      doubtful accounts of  $78,420 in 1997
      and $77,381 in 1996                     10,246,743    10,557,620
     Inventory                                   414,626            -
     Prepaid expenses                            520,440      495,571
     Deferred income taxes                       137,000      118,000

   Total current assets                       18,243,351   19,899,709

  Notes receivable-trade                       1,703,056            -
  Notes receivable-other                         791,357            -
  Property and equipment, less
   accumulated depreciation                    5,994,500    1,163,645

  Capitalized development costs, net of
   accumulated amortization of
   $7,220,643 in 1997 and $4,945,567
   in 1996                                     3,412,062    3,130,013

  Goodwill, net of accumulated amortization
   of $12,450 in 1997                          1,170,890            -

  Other, net                                   1,295,228      315,667

Total assets                                 $32,610,444  $24,509,034


 Liabilities and shareholders' equity:

  Current liabilities:
   Accounts payable                           $1,389,946    $ 844,920
   Current portion of long-term debt             178,000            -
   Accrued expenses                            3,216,366    5,305,603
   Deferred revenue                            4,695,375    3,389,129

  Total current liabilities                    9,479,687    9,539,652

Long-term debt                                 3,367,167            -
Deferred income taxes                            855,000      602,000

Shareholders' equity
  Common stock, $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  3,171,803 shares in 1997 and 3,012,052
  shares in 1996                                  31,718       30,121

  Additional paid-in capital                  17,342,956   15,219,679
  Retained earnings (deficit)                  1,198,360   (1,381,501)
  Cumulative translation adjustment              335,556      499,083

  Total shareholders' equity                  18,908,590   14,367,382

Total liabilities and shareholders' equity   $32,610,444  $24,509,034


See notes to consolidated financial statements


       Consolidated Statements of Operations

                                            Year          Year          Year
                                           ended         ended         ended
                                        December      December      December
                                        31, 1997      31, 1996      31, 1995
Net sales:
   Software licenses                 $10,117,342    $9,185,917    $8,650,772
   Support                             7,209,475     6,715,669     6,510,213
   Accelerated discovery services      7,736,952     9,053,042     2,111,518
   Hardware                            5,124,531     3,831,765     3,825,035

Total net sales                       30,188,300    28,786,393    21,097,538

Cost of sales:
   Software licenses                   1,679,025     1,735,380     1,664,070
   Support                               163,277       305,000       214,088
   Accelerated discovery services      3,519,417     4,422,477     1,181,995
   Hardware                            4,637,861     3,527,871     3,398,023

Total cost of sales                    9,999,580     9,990,728     6,458,176


Gross profit                          20,188,720    18,795,665    14,639,362

Operating expenses:
   Sales and marketing                10,065,100    10,704,959     9,951,160
   Research and development            4,359,344     3,387,500     3,559,320
   General and administrative          2,390,742     2,399,003     1,449,109
   Restructuring charge                        -             -     2,164,462

Total operating expenses              16,815,186    16,491,462    17,124,051

Income (loss) from operations          3,373,534     2,304,203    (2,484,689)

Interest income                          543,628       424,826       424,253
Interest expense                         (49,744)      (12,860)       (3,425)
Other income (expense), net               17,796        (3,953)       28,707

Income (loss) before income taxes      3,885,214     2,712,216    (2,035,154)

Income tax expense (benefit)           1,305,353       760,000      (339,431)

Net income (loss)                     $2,579,861    $1,952,216   $(1,695,723)

Basic earnings (loss) per share            $0.84         $0.67        $(0.59)

Basic weighted average number of
shares                                 3,085,077     2,923,284     2,859,533

Diluted earnings (loss) per share          $0.74         $0.61        $(0.59)

Diluted weighted average number of
shares                                 3,503,946    3,221,980      2,859,533

See notes to consolidated financial statements


Consolidated Statements of Cash Flows

                                             Year         Year          Year
                                            ended        ended         ended
                                         December     December      December
                                         31, 1997     31, 1996      31, 1995
Operating activities:
Net income (loss)                      $2,579,861   $1,952,216   $(1,695,723)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation of property and
   equipment                              825,854      790,190     1,017,075
  Amortization of capitalized
   development costs and goodwill       2,302,976    2,484,897     1,404,739
  Deferred income taxes                   234,000      289,000      (446,431)
  Net (gain) loss from sale of
   property, plant & equipment                  -      (25,264)       18,292
  Non-cash restructuring charge                 -            -     1,717,722

  Change in operating assets and liabilities:
   Accounts receivable                     67,165   (3,055,248)      295,518
   Notes receivable, trade             (1,703,056)           -             -
   Prepaid expenses and
    other current assets                  (50,257)      (1,022)      374,065
   Accounts payable and accrued
    expenses                           (1,225,286)   2,449,341      (910,232)
   Deferred revenue                     1,383,401       25,826       171,013

Net cash provided by operating
   activities                           4,414,658    4,909,936     1,946,038

Investing activities:
   Purchases of investments              (851,037)  (2,465,000)   (3,178,637)
   Notes receivable, other               (791,357)           -             -
   Sales and maturities of investments  2,539,408    2,308,193     6,855,373
   Purchases of property and equipment (5,687,423)    (734,604)     (680,916)
   Capitalized development costs       (2,341,589)  (3,320,411)   (3,176,884)
   Acquisition, including equity
    investments                        (1,488,221)    (298,385)            -

Net cash used in investing activities  (8,620,219)  (4,510,207)     (181,064)

Financing activities:
  Proceeds from stock issuance
   pursuant to stock purchase and
   option plans                           657,471      984,297       128,974
  Proceeds from issuance of
   long-term debt                       3,560,000            -             -
  Payments on long-term debt              (14,833)           -             -

Net cash provided by
  financing activities                  4,202,638      984,297       128,974

Effect of foreign exchange rate
 changes on cash and cash equivalents    (112,682)      54,244       128,944

Net increase (decrease) in cash and
 cash equivalents                        (115,605)   1,438,270     2,022,892

Cash and cash equivalents at
 beginning of year                      5,393,074    3,954,804     1,931,912

Cash and cash equivalents at
 end of year                           $5,277,469   $5,393,074    $3,954,804

See notes to consolidated financial statements


Consolidated Statements of Shareholders' Equity

                                          Additional      Retained       Foreign          Total
                        Common Stock         Paid-in      Earnings      Currency  Shareholders'
                     Shares      Amount      Capital     (Deficit)   Translation         Equity
Balance at
December 31, 1994    2,854,740  $28,547  $14,107,982  $(1,637,994)      $329,304    $12,827,839

Stock issued under
stock purchase plan     21,890      220      111,082            -              -        111,302

Stock issued under
stock option plan        3,133       31       17,641            -              -         17,672

Translation
adjustment                   -        -            -            -         61,265         61,265

Net loss                     -        -            -   (1,695,723)             -     (1,695,723)

Balance at
December 31, 1995    2,879,763   28,798   14,236,705   (3,333,717)       390,569     11,322,355

Stock issued under
stock purchase plan     32,602      326      164,435            -              -        164,761

Stock issued under
stock option plan       98,264      983      801,803            -              -        802,786

Stock issued under
director compensation
plan                     1,423       14       16,736            -              -         16,750

Translation
adjustment                   -        -            -            -        108,514        108,514

Net income                   -        -            -    1,952,216              -      1,952,216

Balance at
December 31, 1996    3,012,052   30,121   15,219,679   (1,381,501)       499,083     14,367,382

Stock issued under
stock purchase plan     42,321      423      360,729            -              -        361,152

Stock issued under
stock option plan       84,780      848      540,163            -              -        541,011

Stock issued under
director compensation
plan                     2,650       26       44,157            -              -         44,183

Stock and warrants
issued related to
acquisition             30,000      300    1,178,228            -              -      1,178,528

Translation
adjustment                   -        -            -            -       (163,527)      (163,527)

Net income                   -        -            -    2,579,861              -      2,579,861

Balance at
December 31, 1997    3,171,803  $31,718  $17,342,956   $1,198,360       $335,556    $18,908,590

See notes to consolidated financial statements


Notes to Consolidated Financial Statements   December 31, 1997

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

Effective  June  1,  1994,  Evans and  Sutherland  Computer  Company
("E&S"), the former parent of the Company, distributed all outstanding shares of the common stock of the Company (formerly Tripos Associates, Inc.) to E&S shareholders ("the Distribution") such that every three shares of E&S yielded one share of the Company. Shortly before the Distribution, the Company changed its name to Tripos, Inc.

Immediately prior to the Distribution, E&S transferred to additional paid-in capital the Company's intercompany debt owed to E&S totaling $6,421,380, made a cash contribution to the Company of $6,506,248, compensated the Company for a $403,000 tax benefit related to net losses incurred by the Company during the period from January 1, 1994 to May 31, 1994, and transferred to the Company the E&S European operations related to the Company.

Basis of  Consolidation
The  accompanying  consolidated  financial  statements  include  the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method.

Cash and Cash Equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Investments
The Company's investments, which consist primarily of U.S. government and other high-quality debt securities with maturities of less than five years, have been classified as available-for-sale and are carried at fair value. There were no unrealized holding gains and losses since the fair value approximated the amortized cost of investments at each year-end.

Inventory
Inventory consists of finished chemical compounds, supplies and work in process at its U.K. subsidiary, Tripos Receptor Research Ltd., and is carried at cost using a first-in, first-out method.

Notes Receivable-Trade
Amounts   shown   for  notes  receivable-trade  represent   customer
receivables with maturities in excess of one year.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, thirty-nine years for the building, the shorter of the useful life of the improvement or the life of the related lease for leasehold improvements, and three years for purchased software.

Development Costs
Development costs consist of software development costs which are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86. Costs associated with the design and creation of diverse compound libraries related to the Company's Accelerated Discovery Services are also capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, the Company is using an estimated economic life of three to five years. Capitalized costs associated with the diverse compound libraries are amortized on a two year straight-line method.

The Company assesses the recoverability of capitalized development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Goodwill
Goodwill represents the excess of the cost of the net assets acquired of Tripos Receptor Research Ltd. over its fair value. It is being amortized on a straight-line basis over 15 years. On a periodic basis, the Company evaluates goodwill for impairment by comparing estimated future discounted cash flows of the business to which the goodwill relates to its carrying value.

Revenue Recognition
The Company recognizes revenue from software licenses and chemical compound sales upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. The Company recognizes revenue from software support contracts ratably over the term of the contract, typically one year. Hardware sales are recognized on delivery of the product from the Company's vendor to the Company's customer.

The Company has entered into contract research agreements and consulting arrangements with certain customers which provide for collaboration with the Company in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. The Company recognizes revenue related to contract research and consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis.

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

Earnings Per Common and Dilutive Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings per Share". FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes all dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

For the Company, basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options. See
Note 15 for additional information regarding earnings per share.

Stock-based Compensation
The Financial Accounting Standards Board issued SFAS 123, "Accounting For Stock-Based Compensation", effective for years beginning after December 1995. However, the Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based transactions. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date. The Company has adopted the disclosure only provisions of SFAS 123 as shown in Note 6 to these financial statements.

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

Recent Accounting Pronouncements
In October 1997, the Accounting Standards Executive Committee of the AICPA issued statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 is effective for the Company for transactions entered into beginning on January 1, 1998. Management is evaluating the impact, if any, of SOP 97-2 on its 1998 financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Segment Information". Both of these stand-ards are effective for the Company beginning in 1998.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The adoption of SFAS 130 will not have any impact on the Company's financial position or results of operations.

SFAS 131 amends the requirements for public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and assess performance. The Company believes it operates in one business operating segment and does not believe adoption of this standard will have a material impact on its financial statements.

2.  Property and Equipment

Property and equipment at the end of each year are summarized below:


                                      1997          1996
 Computer equipment........     $4,649,805    $3,843,216
 Furniture and fixtures....      1,705,225     1,599,154
 Purchased software........      1,107,828       988,770
 Buildings.................      4,580,927             -

                                12,043,785     6,431,140

 Less accumulated
  depreciation.............      6,049,285     5,267,495

                                $5,994,500    $1,163,645



3.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:


                                      1997        1996
 Payroll related............    $1,011,821  $1,323,800
 Income taxes refundable....      (653,713)   (145,413)
 Compound development.......     1,426,011   3,047,212
 Other......................     1,432,247   1,080,004

                                $3,216,366  $5,305,603



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

                                   Total
                           Restructuring   Non-cash     Accrued
                                   Costs      Costs       Costs
 Write-off of capitalized
   software..............     $1,608,163 $1,608,163         $ -
 Severance...............        269,849          -     269,849
 Write-down of assets....        109,559    109,559           -
 Other costs.............        176,891          -     176,891

 Total restructuring charges  $2,164,462 $1,717,722    $446,740



5.  Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
                                 1997        1996         1995
 Domestic................  $3,871,118  $2,523,411  $(1,694,827)
 Foreign.................      14,096     188,805     (340,327)

                           $3,885,214  $2,712,216  $(2,035,154)

The components of income tax expense (benefit) for the years ended were as follows:

                                  1997       1996       1995
Current tax expense (benefit)
 Federal.................     $862,000   $ 71,000       $  -
 State and local.........      183,353     87,000          -
 Foreign.................       26,000    313,000    107,000
     Total current.......    1,071,353    471,000    107,000

Deferred tax expense (benefit) 234,000    289,000   (446,431)

Total provision (benefit)   $1,305,353   $760,000  $(339,431)

The difference between the effective income tax rate and the U.S. federal income tax rate for the years ended is explained as follows:

                              1997        1996        1995
Tax at U.S. federal
  statutory rate......       34.00  %    34.00  %   (34.00)  %
Effect of foreign
  operations (net of
  foreign taxes)......        0.54        0.48        2.36
Valuation allowance...           -      (10.73)      18.26
Other.................       (0.94)       4.25       (3.25)

                             33.60  %    28.00  %   (16.63)  %


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

                                            1997       1996
Current deferred income tax asset:
 Allowance for doubtful accounts.....    $23,000    $23,000
 Vacation accrual....................    109,000     73,000
 Customer deposits...................      3,000     11,000
 NOL carryforward....................     45,000    143,000
 Other...............................      2,000     11,000
 Tax credit carryforward.............          -          -
 Valuation allowance.................    (45,000)  (143,000)
                                        $137,000   $118,000
Noncurrent deferred income tax liability:
 Capitalized development costs.......  $(911,000) $(678,000)
 Property and equipment..............     31,000     51,000
 Other...............................     25,000     25,000

                                       $(855,000) $(602,000)

Income tax payments for 1997, 1996 and 1995 were $1,010,000, $262,000 and $197,000, respectively.

Two of the Company's foreign subsidiaries had loss carryforwards at December 31, 1997, totaling approximately $132,000 that have no expiration date. For financial statement purposes, a valuation allowance has been established to offset the deferred tax asset of these loss carryforwards. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $127,000 at December 31, 1997.


6.  Stock Plans

In 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of compensation. The plan, which has 150,000 shares of common stock reserved for issuance, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 1997, 106,553 shares have been purchased under this plan.

In 1994, the Company adopted the 1994 Stock Plan which is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to employees and consultants of the Company. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10 year terms. The plan, which was amended in 1997 to increase the number of shares of common stock reserved for issuance from 704,000 to 1,100,000, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

In 1994, the Company adopted the 1994 Director Option Plan which provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 1996 to increase the number of shares of common stock reserved for issuance from 100,000 to 300,000, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.62% to 7.83% for 1995, 5.13% to 6.64% for 1996 and 5.45% to 6.50% for 1997; volatility factor of .85 for both 1995 and 1996 and .86 for 1997; and a weighted average expected life of the option of 5.3 years for 1995, 1996 and 1997. For the Company's Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.57% to 6.38% for 1995, 5.05% to 5.25% for 1996 and 5.7% to 6.4%
for 1997; volatility factors of .85 for both 1995 and 1996, and .86 for 1997; and a weighted average expected life of the option of 6 months. For all years presented, the Company used a dividend rate of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

        Pro Forma                      1997      1996      1995

        Pro forma net income (loss)  $1,915    $1,482   $(1,875)

        Pro forma earnings (loss) per share:
              Basic                   $0.62     $0.51    $(0.66)
              Diluted                 $0.55     $0.46    $(0.66)



  Options           1997    Weighted     1996   Weighted     1995   Weighted
Outstanding        Shares    Average    Shares   Average    Shares   Average
  Summary                   Exercise            Exercise            Exercise
                               Price               Price               Price
Beginning
outstanding        770,969   $6.0881  669,931   $5.2747   526,009   $5.3654

Granted:
 Price = Fair      195,700  $13.0313  215,700   $8.4899   167,350   $5.0881
         Value
Exercised          (97,316)  $5.1889  (98,677)  $5.8116    (3,133)  $5.6414
Canceled/expired   (35,260)  $6.8504  (15,985)  $6.1111   (20,295)  $6.0307

Ending
outstanding        834,093   $7.7899  770,969   $6.0881   669,931   $5.2747

Exercisable at
end of year        417,038            299,929             220,890

Weighted average
fair value per
share of options
granted during
the year             $8.22              $5.29               $3.22


  12/31/97              Options Outstanding              Options Exercisable

                                 Weighted   Weighted              Weighted
    Range of           Number    Average    Average     Number    Average
 Exercise Prices    Outstanding  Remaining  Exercise  Exercisable Exercise
                                 Life       Price                 Price
 $4.2500-$4.7500       80,952    7.04       $4.3097     55,959    $4.2971
 $5.0000-$5.0000      290,322    6.42       $5.0000    235,760    $5.0000
 $5.7500-$7.8750      187,492    7.79       $7.3140     98,192    $7.3175
 $8.0000-$12.500      228,827    9.17       $11.326     24,627    $8.8249
 $13.6875-$20.50       46,500    9.55       $15.784      2,500    $16.625

 $4.2500-$20.500      834,093    7.72       $7.7899    417,038    $5.7469


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


7.  Benefit Plan

In 1994, the Company established a defined contribution 401(k) Plan covering all domestic employees who are at least 21 years of age and have completed at least six months of service (provided that such service represents a minimum of 1,000 hours worked). Employees may contribute to the plan up to 17% of their compensation, which is further limited by law ($9,500 in 1997). The Company will match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $180,484 in 1997 and $152,282 in 1996.


8.  Geographic Segment Data

The Company's foreign operations historically have been conducted principally through the Company's wholly owned foreign subsidiaries. Information regarding operations by geographic area for 1997, 1996 and 1995 is as follows :

1997                      United      Europe      Pacific     Other        Total
                          States                      Rim
Net sales..........  $17,039,468  $9,571,174   $2,718,435  $859,223  $30,188,300
Operating income
(loss).............   $3,395,905    $(22,371)
Identifiable assets  $24,089,374  $8,521,070


1996                      United      Europe      Pacific     Other        Total
                          States                      Rim
Net sales..........  $14,857,012 $10,935,292   $2,875,718  $118,371  $28,786,393
Operating income...   $2,258,459     $45,744
Identifiable assets  $19,661,336  $4,847,698


1995                      United      Europe      Pacific     Other        Total
                          States                      Rim
Net sales..........  $10,516,419  $8,192,274   $2,132,607  $256,238  $21,097,538
Operating (loss)...  $(2,078,136)  $(406,553)
Identifiable assets  $15,111,389  $3,947,662

Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.-oriented services from services resulting from operations outside the United States and performed for customers outside the United States; accordingly, the separation set forth in the preceding table is based upon internal allocations, which involve certain management judgments.

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


10.  Commitments

The Company leases certain office facilities and equipment under noncancelable operating leases with terms from one to five years. Rent expense under such arrangements was $757,712, $629,505 and $730,825 in 1997, 1996, and 1995, respectively. Noncancelable long-term operating lease commitments are $347,897 for 1998, $233,624 for 1999, $173,559 for 2000, $98,390 for 2001 and $65,593 for 2002.


          11.  Selected Quarterly Financial Data
                                     (Unaudited)

The following table presents unaudited financial data for each quarter of 1997 and 1996
(in thousands, except per share data):

                                   First  Second    Third  Fourth
  1997                           Quarter Quarter  Quarter Quarter

Total net sales................   $6,792  $6,351   $9,000  $8,045

Gross profit...................    4,468   3,976    5,889   5,855

Income from operations.........      116     515    1,192   1,551

Net income.....................      168     387      842   1,183

Net income per share:
Basic..........................    $0.06   $0.13    $0.27   $0.38
Diluted........................    $0.05   $0.11    $0.24   $0.34


                                   First  Second    Third  Fourth
  1996                           Quarter Quarter  Quarter Quarter

Total net sales................   $4,787  $6,819   $7,553  $9,627

Gross profit...................    3,160   4,308    5,209   6,119

Income (loss) from operations..     (356)    454      891   1,315

Net income (loss)..............     (224)    397      688   1,091

Net income (loss) per share:
Basic..........................   $(0.08)  $0.14    $0.23   $0.37
Diluted........................   $(0.08)  $0.13    $0.22   $0.32

The 1996 and first three quarters of 1997 earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion of earnings per share and the impact of Statement No. 128, see note 1 of the consolidated financial statements, "Description of Business and Summary of Significant Accounting Policies, Earnings Per Common and Dilutive Share".


12.  Credit Facility

The Company has a Credit Agreement with NationsBank, N.A. The agreement provides a line of credit facility of $2,500,000. The Credit Agreement requires the Company to meet certain financial
covenants,  including  various  coverage  ratios  and  a   debt   to
capitalization ratio. As of December 31, 1997, the Company was in compliance with these covenants. Interest on borrowings is payable under several rate options. Additionally, the Company is required to pay a nominal commitment fee for the unused portion of the facility. The Company has yet to borrow under the facility.


13.  Long-term Debt

On November 14, 1997, the Company acquired its headquarters building and grounds. Financing for the acquisition was obtained from NationsBank, N.A. in the amount of $3,560,000. The five year mortgage note amortizes the loan principal on a straight-line basis on a twenty year schedule. The variable interest rate on the note is equivalent to the thirty-day LIBOR rate plus 1.75%. The note requires the Company to meet certain financial covenants consistent with those of the Credit Agreement in note 12. The property acquired acts as security for the borrowing. Concurrent with the issuance of the mortgage note, the Company entered into an interest rate swap agreement with NationsBank, N.A. This agreement effectively changed the Company's floating rate exposure to a fixed rate of 8.26%. The interest rate swap agreement matures at the same time as the mortgage note and is for the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the counterparty, NationsBank. However, the Company does not anticipate nonperformance by the counterparty. At December 31, 1997 the thirty-day LIBOR rate plus 1.75% equaled 7.41%. Interest paid during the periods was $21,300 in 1997. Maturities of long-term debt are $178,000 for years 1998 through 2001 and $2,833,167 in 2002.

Long-term debt obligations were:
                               December 31,     December 31,
                                       1997             1996
   8.26% mortgage note,
      due November 14, 2002...   $3,545,167          $ -

   less current maturities....     (178,000)           -
   Long-term debt.............   $3,367,167          $ -



14.  Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, the Company purchased all the outstanding common stock of Receptor Research Ltd, a U.K. company, for a mixture of cash, warrants and common stock of Tripos, Inc. The warrants will vest upon Receptor Research's achievement of certain sales and earnings levels in 1998 and 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price has been allocated to net identifiable assets with the excess recorded as goodwill. The goodwill is being amortized over 15 years on a straight-line basis. The results of operations for Receptor Research are included in these financial statements from the date of the acquisition. Pro forma results of operations, assuming the acquisition of Receptor Research had occurred on January 1, 1997, would not materially differ from the reported results of operations. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998.


15.  Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
                                      1997          1996          1995
Numerator:
  Numerator for basic and
  diluted earnings per share -
  net income (loss)...........   $2,579,861    $1,952,216   $(1,695,723)

Denominator:
  Denominator for basic
  earnings per share -
  weighted average shares.....    3,085,077     2,923,284     2,859,533

  Effect of dilutive securities:
   Employee stock options.....      418,869       298,696             -

  Denominator for diluted
  earnings per share -
  adjusted weighted average
  shares and assumed conversions. 3,503,946     3,221,980     2,859,533

  Basic earnings per share....        $0.84         $0.67        $(0.59)
  Diluted earnings per share..        $0.74         $0.61        $(0.59)

Under the Receptor Research Ltd stock purchase agreement, if that subsidiary's sales and earnings exceed a certain threshold for the years ended December 31, 1998 and 1999, the former stockholders of Receptor Research would be entitled to exercise their warrants. The warrants are not included in the computation of diluted earnings per share because the thresholds have not been met.


Report of Independent Auditors

Board of Directors and Shareholders

Tripos, Inc.

     We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP
St. Louis, Missouri
February 6, 1998



Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 1998 and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included in the Company's Proxy Statement under the caption "Management" and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 1998 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 1998 and is incorporated herein by reference.

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

Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements.

          See Part II, Item 8  Financial Statements and
          Supplementary Data


     2.   Financial Statement Schedule

          The following financial statement schedule of Tripos, Inc. is included in this annual report on Form 10-K.
                                                         Page Number

     Schedule II   -   Valuation and Qualifying Accounts     II-1

     Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related items.

     3.   Exhibits - see the following Exhibit Index of this report.

     The following exhibits listed in the Exhibit Index are filed with this report:

     10.11   Loan Agreement dated November 14, 1997 between
             NationsBank, N.A. and Tripos Realty, LLC.
     10.12   Purchase and Sale Agreement dated June 3, 1997 between
             Cahn Realty Associates and Tripos, Inc.
     12      See Part II, Item 8; Financial Statements and
             Supplementary Data
     23.1    Consent of Ernst & Young LLP, Independent Auditors
     27      Financial Data Schedule
     27.1    Financial Data Schedule - restatement of Earnings Per
             Share for the 3-, 6-, and 9-month periods of 1997 and the 12-month period of 1996 for the effect of FAS 128, "Earnings per Share".

(b)  Reports on Form 8-K filed in the fourth quarter of 1997:

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

                             SIGNATURES

     TRIPOS, INC.
 By: John P. McAlister                            March 27, 1998
     John P. McAlister, III                          Date
     President, Chief Executive Officer and Member
     of the Board of Directors

                          POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, Colleen A. Martin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                     Title                    Date

/s/ John P. McAlister     Chief Executive Officer,      March 27, 1998
John P. McAlister III     President and Director
                         (Principal Executive Officer)

/s/ Colleen A. Martin     VP, Chief Financial Officer   March 27, 1998
Colleen A. Martin         and Secretary
                         (Principal Financial Officer)

/s/ John D. Yingling      U.S. Controller and Treasurer March 27, 1998
John D. Yingling         (Principal Accounting Officer)

/s/ Ralph S. Lobdell      Chairman of the Board of      March 27, 1998
Ralph S. Lobdell          Directors

/s/ Stewart Carrell       Director                      March 27, 1998
Stewart Carrell

/s/ Gary Meredith         Director                      March 27, 1998
Gary Meredith

/s/ Ferid Murad           Director                      March 27, 1998
Ferid Murad

/s/ Alfred Alberts        Director                      March 27, 1998
Alfred Alberts



                            TRIPOS, INC.

            SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
  Years Ended December 31, 1995, December 31,1996 and December 31, 1997
                           (in thousands)

      Col. A         Col. B          Col. C          Col. D     Col. E
                                     Additions
                    Balance     Charged   Charged  Deductions
                       at         to        to       Charged      Balance
                   Beginning     Cost      Other       to           at
                       of         and     Accounts  Reserves      End of
  Description        Period     Expenses                          Period

Allowance for
  Doubtful Accounts
            1995      $66         $2       $--         $28        $40
            1996       40        140        --         103         77
            1997       77          1        --          --         78

Valuation Allowance
  for Deferred
  Income Tax Assets:
            1995      $--        $--      $414         $--      $414
            1996      414         --       143         414       143
            1997      143         --        --          98        45





Exhibit                  Exhibit Index
Number                   Description

2.1a      Distribution Agreement between Tripos and E&S
3.1p      Amended and Restated Articles of Incorporation dated
          January 26, 1996
3.2a      Amended and Restated Bylaws of Tripos
10.1b     Tripos, Inc. 1994 Stock Option Plan
10.2b     Tripos, Inc. 1994 Employee Stock Purchase Plan
10.3b     Tripos, Inc. 1994 Director Option Plan
10.4b     Tripos, Inc. 1994 401(k) Plan
10.5p     Amendment to the 1994 401(k) Plan
10.6p     Tripos, Inc. 1996 Director Stock Compensation Plan
10.7p     Master Collaboration Agreement between Tripos and MDL
          Information
          Systems, Inc. dated February 2, 1996
10.8p     Rights Agreement between Tripos and Boatmen's Trust
          Company, as Rights Agent, dated January 26, 1996
10.9p     Strategic Business Alliance Teaming Agreement between
          Tripos and MDS Panlabs, Inc. dated June 30, 1995
10.10c    Credit Agreement-Line of Credit, dated as of
          September 12, 1996, between Tripos and NationsBank, N.A.
          (formerly known as Boatmen's National Bank of St. Louis)
10.11     Loan Agreement dated November 14, 1997 between
          NationsBank, N.A. and Tripos Realty, LLC.
10.12     Purchase and Sale Agreement dated June 3, 1997
          between Cahn Realty Associates and Tripos, Inc.
21        Subsidiaries of the Registrant: Tripos Realty, LLC.,
          Tripos Associates S.A.R.L., Tripos GMBH, Tripos UK Holdings Ltd., Tripos UK Ltd. and Tripos Receptor Research Ltd.
23.1      Consent of Ernst & Young LLP, Independent Auditors
24        Power of Attorney, See the signature page
27        Financial Data Schedule
27.1      Financial Data Schedule - restatement of Earnings Per
          Share for the 3-, 6-, and 9-month periods of 1997 and the 12-month period of 1996 for the effect of FAS 128, "Earnings per Share".

a   Previously filed as an exhibit to the Company's Registration
    Statement on Form 10 dated May 27, 1994 and incorporated herein by reference.
b   Previously filed as an exhibit to the Company's Registration
    Statement on Form S-8, 33-79610 dated May 31, 1994 and incorporated herein by reference.
p Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
c Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.



Exhibit 10.11

NationsBank, N.A.
                           LOAN AGREEMENT

      This Loan Agreement (the "Agreement") dated as of November 14,
1997,   by   and  between  NationsBank,  N.A.  a  national   banking
association ("Bank") and the Borrower described below.

      In consideration of the Loan described below and the mutual covenants and agreements contained herein, and intending to be legally bound hereby, Bank and Borrower agree as follows:

     1. DEFINITIONS AND REFERENCE TERMS. In addition to any other terms defined herein, the following terms shall have the meaning set forth with respect thereto:

         A.   Borrower:   Tripos Realty, LLC.

         B.   Borrower's Address:   1699 South Hanley Road
                             St. Louis, Missouri  63144

         C.   Guarantor:   Tripos, Inc.

          D. Hazardous Materials. Hazardous Materials include all materials defined as hazardous materials or substances under any local, state or federal environmental laws, rules or regulations, and petroleum, petroleum products, oil and asbestos.

         E.   Loan. The loan described in Section 2 hereof.

          F.    Loan  Documents.   Loan Documents  means  this  Loan
 Agreement and any and all promissory notes relating thereto executed by Borrower in favor of Bank and all other documents, instruments, guarantees, certificates and agreements executed and/or delivered by Borrower, any guarantor or third party in connection with the Loan.

           G. Accounting Terms. All accounting terms not specifically defined or specified herein shall have the meanings generally attributed to such terms under generally accepted accounting principles ("GAAP"), as in effect from time to time, consistently applied, with respect to the financial statements referenced in Section 3.H. hereof.


     2.   LOANS.

           A. Loan. Bank hereby agrees to make a loan to Borrower in the aggregate principal face amount of three million five hundred sixty thousand dollars ($3,560,000). The obligation to repay the loan is evidenced by a promissory note dated November 14, 1997 (the promissory note, together with any and all renewals, extensions or rearrangements thereof being hereafter collectively referred to as the "Note") having a maturity date, repayment terms and interest rate as set forth in the Note.


       3.     REPRESENTATIONS  AND  WARRANTIES.    Borrower   hereby
represents and warrants to Bank as follows:

           A. Good Standing. Borrower is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Missouri and has the power and authority to own its property and to carry on its business in the State of Missouri.

           B. Authority and Compliance. Borrower has full power and authority to execute and deliver the Loan Documents and to incur and perform the obligations provided for therein, all of which have been duly authorized by all proper and necessary action of the appropriate governing body of Borrower. No consent or approval of any public authority or other third party is required as a condition to the validity of any Loan Document, and Borrower is in material compliance with all laws and regulatory requirements to which it is subject.

          C. Binding Agreement. This Agreement and the other Loan Documents executed by Borrower constitute valid and legally binding obligations of Borrower, enforceable in accordance with their terms.

            D. Litigation. There is no proceeding involving Borrower pending or, to the knowledge of Borrower, threatened before any court or governmental authority, agency or arbitration authority, except as disclosed to Bank in writing and acknowledged by Bank prior to the date of this Agreement.

           E. No Conflicting Agreements. There is no charter, bylaw, stock provision, partnership agreement or other document pertaining to the organization, power or authority of Borrower and no provision of any existing agreement, mortgage, indenture or contract binding on Borrower or affecting its property, which would conflict with or in any way prevent the execution, delivery or carrying out of the terms of this Agreement and the other Loan Documents.

           F. Ownership of Assets. Borrower has good title to its assets, and its assets are free and clear of liens, except those granted to Bank and as disclosed to Bank in writing prior to the date of this Agreement.

           G. Taxes. All taxes and assessments due and payable by Borrower have been paid or are being contested in good faith by appropriate proceedings and the Borrower has filed all tax returns which it is required to file.

           H. Financial Statements. The financial statements of Guarantor heretofore delivered to Bank have been prepared in accordance with GAAP applied on a consistent basis throughout the period involved and fairly present Guarantor's financial condition as of the date or dates thereof, and there has been no material adverse change in the Guarantor's financial condition or operations since June 30, 1997. All factual information furnished by Borrower and Guarantor to Bank in connection with this Agreement and the other Loan Documents is and will be accurate and complete on the date as of which such information is delivered to Bank and is not and will not be incomplete by the omission of any material fact necessary to make such information not misleading. The Bank acknowledges that Borrower is a newly formed limited liability company that was formed on October 23, 1997, and that Borrower has not yet provided any financial statements of Borrower to Bank.

          I. Place of Business. Borrower's chief executive office is located at 1699 South Hanley Road, Saint Louis, Missouri, 63144.

           J. Environmental. The conduct of Borrower's business operations and the condition of Borrower's property does not and will not violate any federal laws, rules or ordinances for environmental protection, regulations of the Environmental Protection Agency, any applicable local or state law, rule, regulation or rule of common law or any judicial interpretation thereof relating primarily to the environment or Hazardous Materials.

          K. Continuation of Representations and Warranties. All representations and warranties made under this Agreement shall be deemed to be made at and as of the date hereof and at and as of the date of any advance under any Loan.


     4. AFFIRMATIVE COVENANTS. Until full payment and performance of all obligations of Borrower under the Loan Documents, Borrower will, unless Bank consents otherwise in writing (and without limiting any requirement of any other Loan Document):

           A. Financial Condition. Maintain Guarantor's financial condition as follows, determined in accordance with GAAP applied on a consistent basis throughout the period involved except to the extent modified by the following definitions:

               i. Maintain a current ratio (defined as total current assets, divided by total current liabilities) of not less than 1.75:1.0 to be tested on a quarterly basis.

               ii. Maintain a ratio of total liabilities divided by tangible net worth of not more than 1.25:1.0 to be tested on a quarterly basis.

               iii. Maintain a Fixed Charge Coverage Ratio (defined as the aggregate of net income after taxes plus interest plus depreciation and other non-cash expenses divided by the aggregate of the current portion of long-term debt and capital lease obligations plus interest expense) of not less than 1.30:1.0 to be tested on a quarterly basis.

               iv. Maintain a minimum trailing twelve month EBITDA (to be defined as the aggregate of net income plus interest expense plus income tax expense plus depreciation plus amortization) of $4,500,000 to be tested on a quarterly basis.

          B. Financial Statements and Other Information. Maintain a system of accounting satisfactory to Bank and in accordance with GAAP applied on a consistent basis throughout the period involved, permit Bank's officers or authorized representatives to visit and inspect Borrower's books of account and other records at such reasonable times upon written notice from Bank, to be exercised no more often than once each calendar year during the term of the Loan, unless Borrower is in default, in which event Bank shall have the right to perform such review as often as it desires. Borrower shall reimburse Bank for the reasonable fees and disbursements of any accountants or other agents of Bank selected by Bank for the foregoing purposes if the Bank's inspection reveals that the Borrower's financial statements materially misstate the Borrower's financial condition, or if the Borrower is in default at the time of such review. Unless written notice of another location is given to Bank, Borrower's books and records will be located at Borrower's chief executive office set forth above. All financial statements called for below shall be prepared in form and content acceptable to Bank.

               In addition, Borrower and Guarantor will:

               i. Furnish to Bank quarterly, within forty-five (45) days of the end of each fiscal quarter, internally prepared financial statements of Borrower and Guarantor, to include a balance sheet, income statement, and statement of cash flows.

               ii. Furnish to Bank annually, within one hundred twenty (120) days following the end of the Borrower's and the Guarantor's fiscal year, financial statements prepared in accordance with generally accepted accounting principles. The annual statements of the Guarantor must be prepared on an audited basis by an independent certified public accountant acceptable to the Bank, and must include a balance sheet, income statement, statement of cash flows, and statement of changes in shareholders equity.

               iii. Concurrently with and dated as of the date of delivery of each of the financial statements as required in paragraphs i and ii above, Borrower and Guarantor will furnish to Bank a compliance certificate for Borrower and Guarantor in the form of Exhibit A attached hereto and including computations of all quantitative covenants.

               iv. Furnish to Bank copies of all SEC filings within 10 days of filing.

               v. Furnish to Bank promptly such additional information, reports and statements respecting the business operations and financial condition of Borrower and Guarantor, from time to time, as Bank may reasonably request.

           C. Insurance. Maintain insurance with responsible insurance companies on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses operating in the same vicinity, including fire, liability, and casualty insurance, all to be with such companies and in such amounts as are satisfactory to Bank and providing for at least 30 days prior notice to Bank of any cancellation thereof. Satisfactory evidence of such insurance will be supplied to Bank prior to funding under the Loan and within 30 days of each policy renewal.

           D. Existence and Compliance. Maintain its existence, good standing and qualification to do business, where required and comply with all laws, regulations and governmental requirements including, without limitation, environmental laws applicable to it or to any of its property, business operations and transactions.

           E. Adverse Conditions or Events. Promptly advise Bank in writing of (i) any litigation filed by or against Borrower, and
(ii) any event that has occurred that would constitute an event of default under any Loan Documents.

           F. Taxes and Other Obligations. Pay all of its taxes, assessments and other obligations, including, but not limited to taxes, costs or other expenses arising out of this transaction, as the same become due and payable, except to the extent the same are being contested in good faith by appropriate proceedings in a diligent manner. In addition, Borrower must provide Bank with proof of payment of property taxes by December 31 of each calendar year, said proof to be provided within thirty (30) days after the end of each calendar year.

           G. Maintenance. Maintain all of its tangible property in good condition and repair and make all necessary replacements thereof, and preserve and maintain all licenses, trademarks, privileges, permits, franchises, certificates and the like necessary for the operation of its business.

           H. Environmental. Immediately advise Bank in writing of (i) any and all enforcement, cleanup, remedial, removal, or other governmental or regulatory actions instituted, completed or threatened pursuant to any applicable federal, state, or local laws, ordinances or regulations relating to any Hazardous Materials affecting Borrower's business operations; and (ii) all claims made or threatened by any third party against Borrower relating to damages, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials. Borrower shall immediately notify Bank of any remedial action taken by Borrower with respect to Borrower's business operations. Borrower will not use or permit any other party to use any Hazardous Materials at any of Borrower's places of business or at any other property owned by Borrower except such materials as are incidental to Borrower's normal course of business, maintenance and repairs and which are handled in compliance with all applicable environmental laws. Borrower agrees to permit Bank, its agents, contractors and employees to enter and inspect any of Borrower's places of business or any other property of Borrower at any reasonable times upon three (3) days prior notice for the purposes of conducting an environmental investigation and audit (including taking physical samples) to insure that Borrower is complying with this covenant and, if such audit reveals that Borrower is not in compliance with this covenant, Borrower shall reimburse Bank on demand for the costs of any such environmental investigation and audit. Borrower shall provide Bank, its agents, contractors, employees and representatives with access to and copies of any and all data and documents relating to or dealing with any Hazardous Materials used, generated, manufactured, stored or disposed of by Borrower's business operations within five (5) days of the request therefore.


     5. NEGATIVE COVENANTS. Until full payment and performance of all obligations of Borrower under the Loan Documents, Borrower will not, without the prior written consent of Bank (and without limiting any requirement of any other Loan Documents):

          A. Transfer of Assets. Sell, lease, assign or otherwise dispose of or transfer any assets, except in the normal course of its business.

           B. Liens. Grant, suffer or permit any contractual or noncontractual lien on or security interest in its assets, except in favor of Bank, and except to the extent Borrower is contesting any mechanics' liens in good faith by appropriate proceedings in a diligent manner, or fail to promptly pay when due all lawful claims, whether for labor, materials or otherwise.

           C. Extensions of Credit. Make any loan or advance to any person or entity, or guaranty or otherwise become liable for or upon the obligations of others.

           D. Borrowings. Create, incur, assume or become liable in any manner for any indebtedness (for borrowed money, deferred payment for the purchase of assets, lease payments, as surety or guarantor for the debt for another, or otherwise) other than to Bank, except for normal trade debts incurred in the ordinary course of Borrower's business, and except for existing indebtedness disclosed to Bank in writing and acknowledged by Bank prior to the date of this Agreement.


      6.    DEFAULT.    Each  of the following  shall  severally  be
considered an "Event of Default" for the purposes of this Agreement:

          A. Failure by Borrower, any endorser or any guarantor of the Loan to pay any principal or interest amounts due and owing under the Loan or any other indebtedness owing to Bank within three
(3) days of its due date.

           B. Failure to timely cure, within 30 days of written notice from the Bank, and properly observe, keep or perform any term, covenant, agreement or condition in any of the Loan Documents or in any other loan agreement, promissory note, security agreement, deed of trust, deed to secure debt, mortgage, assignment or other contract securing or evidencing payment of any indebtedness of Borrower, any endorser or any Guarantor of any loan to Bank or to any affiliate or subsidiary of NationsBank Corporation.

            C. Occurrence of any event or condition which constitutes, or upon the lapse of time or the giving of notice, or both, would constitute, a default or an event of default under any other agreement or evidence of indebtedness relating to any obligation of Borrower for borrowed money, or failure by Borrower to pay under any obligation for borrowed money to which it is a party or which is binding upon it.
If any fact or warranty made in this Agreement or in any other of the Loan Documents should prove to be untrue in any material respect, as of the date made.

          D.  Occurrence of any of the following:

i. Adjudication by a court of competent jurisdiction that Borrower is bankrupt or insolvent or the appointment of a receiver for Borrower or for all or a substantial part of its property:
ii. Filing by Borrower (or by any of its creditors, if not dismissed within 60 days) of a petition under the provisions of the Bankruptcy Code as now enacted or hereafter amended;
iii. Making by Borrower of a general assignment for the benefit of creditors


          E. If any judgment against the Borrower or any attachment or other levy against any of its property for an amount in excess of $100,000 remains unpaid, unstayed on appeal, undischarged, unbonded, or undismissed for more than 30 days.

           F. Any Reportable Event that Bank determines in good faith would constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan shall have occurred and shall continue for 30 days after written notice to such effect shall have been given to Borrower by Bank, or any Plan shall be terminated for such reason, or the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any plan or to appoint a trustee to administer any Plan.


      7. REMEDIES UPON DEFAULT. If an event of default shall occur, Bank shall have all rights, powers and remedies available under each of the Loan Documents as well as all rights and remedies available at law or in equity.


     8. NOTICES. All notices, requests or demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to the other party at the following address:

     Borrower:
     Tripos Realty, LLC
     1699 South Hanley Road
     St. Louis, MO 63144
     Attn:  John D. Yingling
     Fax. No.  (314) 647-9241

     Bank:
     NationsBank, N.A.
     800 Market Street, 12th Floor
     St. Louis, MO 63101
     Attn:  Susan D. Patterson
     Fax No.  (314) 466-7010

or to such other address as any party may designate by written notice to the other party. Each such notice, request and demand shall be deemed given or made as follows:

           A. If sent by mail, upon the earlier of the date of receipt or five (5) days after deposit in the U.S. Mail, first class postage prepaid;

          B.   If sent by  any other means , upon delivery.


      9. COSTS, EXPENSES AND ATTORNEYS' FEES. Borrower shall pay to Bank immediately upon demand the full amount of all costs and expenses, including reasonable attorneys' fees (to include outside counsel fees), incurred by Bank in connection with the negotiation and preparation of this Agreement and each of the Loan Documents, the costs of any environmental investigation and audit appraisal, title insurance premiums, survey and inspection fees, and all other costs and attorneys' fees incurred by Bank. The Bank agrees that the Borrower will not be responsible for Bank legal counsel fees in excess of four thousand dollars ($4,000).


      10. MISCELLANEOUS. Borrower and Bank further covenant and agree as follows, without limiting any requirement of any other Loan
Document:

           A. Cumulative Rights and No Waiver. Each and every right granted to Bank under any Loan Document, or allowed it by law or equity shall be cumulative of each other and may be exercised in addition to any and all other rights of Bank, and no delay in exercising any right shall operate as a waiver thereof, nor shall any single or partial exercise by Bank of any right preclude any other or future exercise thereof or the exercise of any other right. Borrower expressly waives any presentment, demand, protest or other notice of any kind, including but not limited to notice of intent to accelerate and notice of acceleration. No notice to or demand on Borrower in any case shall, of itself, entitle Borrower to any other or future notice or demand in similar or other circumstances.

           B. Applicable Law. This Loan Agreement and the rights and obligations of the parties hereunder shall be governed by and interpreted in accordance with the laws of the State of Missouri and applicable United States federal law.

           C. Amendment. No modification, consent, amendment or waiver of any provision of this Loan Agreement, nor consent to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by an officer of Bank, and then shall be effective only in the specified instance and for the purpose for which given. This Loan Agreement is binding upon Borrower, its successors and assigns, and inures to the benefit of Bank, its successors and assigns; however, no assignment or other transfer of Borrower's rights or obligations hereunder shall be made or be effective without Bank's prior written consent, nor shall it relieve Borrower of any obligations hereunder. There is no third party beneficiary of this Loan Agreement.

           D. Documents. All documents, certificates and other items required under this Loan Agreement to be executed and/or delivered to Bank shall be in form and content satisfactory to Bank and its counsel.

            E.     Partial  Invalidity.   The  unenforceability   or
invalidity of any provision of this Loan Agreement shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of any Loan Document to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

           F. Indemnification. Notwithstanding anything to the contrary contained in Section 10(G), Borrower shall indemnify, defend and hold Bank and its successors and assigns harmless from and against any and all claims, demands, suits, losses, damages, assessments, fines, penalties, costs or other expenses (including reasonable attorneys' fees and court costs) arising from or in any way related to any of the transactions contemplated hereby, including but not limited to actual or threatened damage to the environment, agency costs of investigation, personal injury or death, or property damage, due to a release or alleged release of Hazardous Materials, arising from Borrower's business operations, any other property owned by Borrower or in the surface or ground water arising from Borrower's business operations, or gaseous emissions arising from Borrower's business operations or any other condition existing or arising from Borrower's business operations resulting from the use or existence of Hazardous Materials, whether such claim proves to be true or false. Borrower further agrees that its indemnity obligations shall include, but are not limited to, liability for damages resulting from the personal injury or death of an employee of the Borrower, regardless of whether the Borrower has paid the employee under the workmen' s compensation laws of any state or other similar federal or state legislation for the protection of employees. The term "property damage" as used in this paragraph includes, but is not limited to, damage to any real or personal property of the Borrower, the Bank, and of any third parties. The Borrower's obligations under this paragraph shall survive the repayment of the Loan and any deed in lieu of foreclosure or foreclosure of any Deed to Secure Debt, Deed of Trust, Security Agreement or Mortgage securing the Loan.

             G. Survivability. All covenants, agreements, representations and warranties made herein or in the other Loan Documents shall survive the making of the Loan and shall continue in full force and effect so long as the Loan is outstanding.


      11. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR ANY RELATED INSTRUMENTS, AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF ("J.A.M.S."), AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS AGREEMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

          A. SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE CITY OF THE BORROWER'S DOMICILE AT TIME OF THE EXECUTION OF THIS INSTRUMENT, AGREEMENT OR DOCUMENT AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

           B. RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY
OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS ARBITRATION PROVISION; OR (II) BE A WAIVER BY THE BANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF THE BANK HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. THE BANK MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.


      12. NO ORAL AGREEMENT. THIS WRITTEN LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed under seal by their duly authorized representatives as of the date first above written.

Tripos Realty, LLC:                        NationsBank, N.A.:

By: Tripos, Inc. its sole member

By:                                        By:
   John Yingling                           Susan D. Patterson
U.S.Controller and Corporate Treasurer     Assistant Vice President



                              EXHIBIT A


                      CERTIFICATE OF COMPLIANCE


I,                 , Authorized Signatory for TRIPOS REALTY, L.L.C.
("Borrower") under the Loan Agreement (as amended, modified, or supplemented from time to time, the "Loan Agreement") between Borrower and NATIONSBANK, N.A. ("Bank"), dated effective as of November 14, 1997, do hereby certify that:

     1.   This Compliance Certificate is furnished pursuant to the Loan
     Agreement and is made as of                    , 19   ;  unless
     otherwise defined herein, terms used in this Compliance Certificate have the meanings assigned to such terms in the Loan Agreement.

     2. As of the date of this Compliance Certificate, no Default or Event of Default has occurred and is continuing.

     3. Borrower and Guarantor are in compliance with all requirements, covenants, and agreements of Borrower and Guarantor contained in the Loan Agreement. Borrower warrants and represents that the attached calculations accurately represent the financial condition of the Guarantor as of the dates set forth therein (and as of the date hereof if not otherwise specified) and the calculations are computed in compliance with the financial covenants required pursuant to the Loan Agreement.

     4. The most recent financial statements furnished by Borrower and Guarantor pursuant to the Loan Agreement fairly present the financial condition of Borrower and Guarantor as of the respective dates thereof.

     5. There has not been any material adverse change in the financial condition of the Borrower or the Guarantor from that reflected on, and as of the date of, the financial statements most recently furnished to the Bank.

     6. There is no pending or, to the best of the Borrower's knowledge, threatened material litigation against Borrower or Guarantor which, if adversely determined, could reasonably be expected to have a material adverse effect on the Borrower's or Guarantor's financial condition.

     7. Neither the Borrower nor the Guarantor is a party to any agreement or instrument or subject to any other order, rule, regulation, or other restriction materially and adversely affecting Borrower's or Guarantor's properties, assets, or financial condition, or Borrower's or Guarantor's ability to perform the agreements contained in the Loan Agreement.


Done and executed on this, the       day of               , 19    .



              Authorized Signatory under the LoanAgreement



Exhibit 10.12

                     PURCHASE AND SALE AGREEMENT


     THIS       is made as of the Effective Date (as hereinafter
defined) ("Agreement") by and between CAHN REALTY ASSOCIATES, a Missouri general partnership ("Seller") and TRIPOS, INC., a Utah corporation ("Purchaser").

                          WITNESSETH:

     WHEREAS, Purchaser desires to purchase and Seller desires to sell the Property (as hereinafter defined) on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual promises herein contained and the respective undertakings of the parties hereinafter set forth, the Seller and Purchaser hereby agree as follows:

     1. Purchase and Sale. Subject to the terms and conditions of this Agreement, Seller agrees to sell to Purchaser and Purchaser agrees to purchase from Seller all of the following described property (collectively, the "Property"):

          (a) Real Property. That certain real property located in the City of Brentwood, County of St. Louis, Missouri being approximately 2.564 acres, depicted in the drawing attached hereto as Exhibit A, (legal description from Purchaser's survey (if any) or title Commitment to govern), and located at 1699-1701 South Hanley Road (the aforesaid real property, together with all tenements, hereditaments, easements, rights-of-way and appurtenances belonging or in any way pertaining to the same are collectively the "Real Property");

          (b) Improvements. All buildings, structures, parking areas, fixtures and other improvements located on the Real
     Property (collectively, the "Improvements");

          (c) Personal Property. Seller's interest in all equipment, mechanical systems, leasehold improvements, appliances, tools, machinery, supplies, building materials, office equipment, and other personal property of every kind and character owned by Seller (and not by any tenants) and attached to, appurtenant to, located in, or used exclusively in connection with the operation of, the Improvements or Real Property, and described on Exhibit B attached hereto (said items being hereinafter collectively referred to as the "Personal Property"); and

          (d) Intangible Property. Seller's interest in the following intangible property (collectively, the "Intangible Property") owned or held by Seller in connection with the Real Property, the Improvements or the Personal Property: (i) all leases and tenancy agreements including, without limitation, those identified on Exhibit C attached hereto and security deposits thereunder, (said items being hereinafter collectively referred to as the "Tenant Leases"), (ii) all transferable service contracts or similar instruments related to the Real Property and Improvements including, without limitation, those identified on the Schedule of Contracts attached hereto as Exhibit D (said items being hereinafter referred to as the "Contracts"), provided that Purchaser may, at its option, require Seller to cancel any such contracts effective as of Closing to the extent such contracts permit cancellation, (iii) all transferrable licenses and warranties owned by Seller covering the Property or any part thereof including, without limitation, those identified on the List of Licenses and Warranties attached hereto as Exhibit E (collectively, the "Warranties"), and (iv) all transferable permits owned by Seller covering the Property or any part thereof including, without limitation, those identified on the list of permits attached hereto as Exhibit F (collectively, "Permits").

     2. Purchase Price. Subject to the prorations and credits hereinafter provided, the Purchase Price ("Purchase Price") for the Property shall be Four Million Five Hundred Fifty Thousand and 00/100 Dollars ($4,550,000.00), which shall be payable and allocated as follows:

          (a) Earnest Money: Within two (2) days after the Effective Date, Purchaser shall deposit, as earnest money, One Hundred Thousand and 00/100 Dollars ($100,000.00) (said monies, together with any and all interest accrued thereon, are collectively the "Earnest Money") into escrow pursuant to the terms hereof ("Escrow") with U.S. Title Guaranty ("Title Insurer"), as escrowee. The Earnest Money shall be held in escrow pursuant to the terms hereof and disbursed only in accordance with the provisions hereof. The Earnest Money shall be invested in a federally insured account approved by Seller and Purchaser, and all interest earned thereon shall accrue to the benefit of the party entitled to the Earnest Money. The Earnest Money shall be applied against the Purchase Price at Closing (as hereinafter defined). In the event Closing does not occur by the Closing Date (as hereinafter defined) owing to failure of performance by Purchaser, the Earnest Money shall be forfeited by Purchaser as liquidated damages. Notwithstanding any provision herein to the contrary, in the event Closing does not occur by the Closing Date for any other reason, the Earnest Money shall be returned to Purchaser; and

          (b) Cash Balance. On or before the Closing Date (as hereinafter defined), Purchaser shall deposit with Title
     Insurer, as escrowee, the balance of the Purchase Price in cash, certified or cashier's check or by federal wire transfer, as adjusted as provided in paragraphs 5 and 6 below.

     3. Closing. Unless an earlier or later date is established by mutual agreement between the parties, the closing of the transaction contemplated by this Agreement shall be held at the office of Title Insurer at 10:00 a.m. on the first business day following the date which is thirty (30) days subsequent to the expiration of the Inspection Period (herein referred to as the "Closing" or "Closing Date").

     4.   Deliveries at Closing.

          (a) At Closing, Seller shall deliver to Title Insurer, as escrowee, to be held in escrow by Title Insurer for completion of all closing requirements, the following documents:

                    (i) Special warranty deed from Seller conveying to Purchaser the Real Property and Improvements, subject only to the Permitted Exceptions (as hereinafter defined) and the Tenant Leases (the "Deed");

                    (ii) A bill of sale with respect to the Personal
          Property;

                    (iii) A Certificate of Non-Foreign Status of Seller as required by Section 1445 of the Internal Revenue Code;

                    (iv) An Assignment of the Tenant Leases and the Contracts, together with the original copy of each Tenant Lease certified by Seller to be a true, correct and complete copy.

                    (v)  A termination of any Contract that
          Purchaser has not elected to retain and to include in the Assignment of Tenant Leases and Contracts;

                    (vi) An assignment of the Warranties and Permits;

                    (vii)     All keys, originals of Contracts,
          Permits, and Warranties and all of the other Property
          Information (as hereinafter defined), all to the extent in Seller's possession or actual control;

                    (viii)    Releases of all Objectionable
          Exceptions that Seller has elected to cure pursuant to subparagraph 7(b) hereof.

                    (ix) Such proof of Seller's authority and authorization to enter into this transaction as may be reasonably required by Purchaser and/or Title Insurer;

                    (x) Any reasonable and customary documentation required by Title Insurer in order for Title Insurer to issue the Title Policy;

                    (xi) Such additional documents or instruments, which in the reasonable opinion of Purchaser and/or Title Insurer, are necessary for the proper consummation of the transaction contemplated by this Agreement, provided none of said additional documents or instruments impose any cost or obligation upon Seller not otherwise specifically imposed upon Seller pursuant to the terms of this Agreement;

                    (xii) A notice to tenants under the Tenant Leases advising of the sale to Purchaser and advising the tenants to pay all future rentals to Purchaser in form and substance satisfactory to Purchaser; and

                    (xiii) A written certification from Seller or the management company engaged by Seller of: (A) all rents and other charges paid by tenants under the Tenant Leases for both the current year (to date) and the month during which the Closing takes place, and (B) all estimated charges due from tenants to the Closing Date on account of taxes, common area maintenance, operating expenses, escalations and other rent adjustments, if any.

          (b) At Closing, Purchaser shall deliver to Title Insurer, as escrowee, to be held in escrow for completion of all closing requirements, the following:

                    (i)  The balance of the Purchase Price in
          accordance with paragraph 2(b) above;

                    (ii) An original executed counterpart of the Assignment of Leases and Contracts;

                    (iii)     Such proof of Purchaser's authority
          and authorization to enter into this transaction as may be reasonably required by Seller and/or Title Insurer; and

                    (iv) Any reasonable and customary documentation required by Title Insurer in order for Title Insurer to issue the Title Policy;

                    (v) Such additional documents or instruments, which in the reasonable opinion of Seller and/or Title Insurer, are necessary for the proper consummation of the transaction contemplated by this Agreement, provided none of said additional documents or instruments impose any cost or obligation upon Purchaser not otherwise specifically imposed upon Purchaser pursuant to the terms of this Agreement.

          (c)  At Closing, Purchaser and Seller shall deliver to
     Title Insurer, as escrowee, six (6) originals of a closing statement which reflect the applicable proration items as set forth in Paragraphs 5 and 6 of this Agreement.

     5. Allocation of Closing Costs and Expenses. Seller shall bear the cost to record any instruments necessary to clear Seller's title (except for the Permitted Exceptions and the Tenant Leases), one-half the cost of the Escrow and one-half the Closing cost. Purchaser shall bear the cost of the Title Policy, any recording fees with respect to the Deed, all costs incurred in connection with obtaining Purchaser's financing for this transaction, if any, one-half the cost of the Escrow and one-half of the Closing cost. All other costs and expenses in connection with the transaction contemplated by this Agreement shall be borne by Purchaser and Seller in the manner in which such cost and expenses are customarily allocated between the parties at closings of real property similar to the Property in the St. Louis County, Missouri area. Except as provided in subparagraph 18(l) below, each party hereto shall pay its own attorneys' fees incurred in the preparation and negotiation of this Agreement and the closing of the transaction contemplated hereby.

     6. Prorations. The following prorations, except as specifically provided herein to the contrary, shall be made as of the Closing Date based on a 365 day year and the actual days per month and shall be applied to reduce or increase the balance of the Purchase Price, as applicable:

          (a) Rentals. Subject to the terms and conditions of subparagraph 6(c) below, prorations of rents, revenues, and other income, if any, (collectively "Rentals") collected by Seller from the Property during the month of Closing shall be prorated as of 11:59 p.m. on the Closing Date ("Proration Date"). It is agreed between the parties, the Closing Date shall be an income and expense day for Seller. Seller and Purchaser hereby acknowledge and agree that Seller shall be entitled to all Rentals accruing on and prior to the Closing Date and Purchaser shall be entitled to all Rentals accruing after the Closing Date.

          (b) Real Estate Taxes and Assessments. Ad valorem real property taxes and special assessments for the year in which Closing occurs shall be prorated between Purchaser and Seller as of the Proration Date, Seller to have the last day. If the actual general ad valorem taxes for the year in which Closing occurs are not ascertainable by the parties as of the Proration Date, such proration shall be based upon the assessed valuation and tax rate for the Property for the 1996 tax year and shall be re-prorated and readjusted when final tax bills for 1997 are issued, and Seller or Purchaser as appropriate shall within 30 days of request therefor, pay to the other party the difference between the original adjustment and the readjustment. Special municipal taxes other than special assessments, if any, assessed prior to Closing shall be discharged by Seller.
     Seller shall be and remain responsible for any ad valorem real property taxes and special assessments due and payable for 1996 and prior calendar years. The terms, provisions and conditions of this subparagraph 6(b) shall survive Closing.

          (c) Delinquent Rentals. All rents or other charges, including pass through charges, paid by tenants shall be prorated as of the Proration Date; provided no delinquent rents, pass through charges, or other delinquent charges not paid as of Closing shall be prorated at Closing in favor of Seller. For a period of one (1) year after the Proration Date, Purchaser shall pay to Seller any amounts as it shall collect which are attributable to a time prior to the Proration Date; provided, however, that all rents, pass through charges, or other charges collected by Purchaser shall always first be applied to satisfy all current rents and other payments due Purchaser. Notwithstanding the foregoing, any rental amounts due from Purchaser as tenant as of the date of Closing but not paid as of the date of Closing shall be prorated between Seller and Purchaser as of the Proration Date, and Seller shall not be entitled to receive any portion of any later collection of such amounts. To the extent that pass through charges paid by tenants are paid on an estimated basis and later adjusted when the actual amounts become known, any such pass through charge adjustments payable by tenants but not due as of the Proration Date shall, to the extent collected by Purchaser, be allocated between Seller and Purchaser by reference to the period to which such pass through charges relate, notwithstanding the date on which such pass through charge adjustments become payable. At the request of either Seller or Purchaser made within the later of sixty days after the calendar year within which the applicable pass through changes were accrued, or sixty days after the last date by which the Landlord under the leases for such tenants may determine the actual amounts of such pass throughs, and Seller or Purchaser shall, within 30 days of request therefor, pay the other party the difference between the original adjustment and the re-adjustment (which re-adjustment shall include a proration of amounts due from the Landlord to the tenant on account of any inaccurate estimated pass-through payments). To the extent any delinquent rentals due for the calendar month in which Closing occurs are received by Seller or Purchaser after the Closing Date but prior to the first (1st) day of the calendar month following the calendar month in which Closing occurs, the parties hereby agree the party who received said Rentals shall prorate the same and remit to the other party, within three (3) business days thereafter, said party's prorated share. Seller shall have the right to pursue its legal rights against any tenant(s) owing delinquent rentals relating to the period prior to the Proration Date; provided, however, Seller agrees to take no action which would (i) have the effect of terminating any then existing Tenant Lease or (ii) disturb any of said tenant's right to quiet possession of its premises or (iii) cause Purchaser to incur any cost. The terms, provisions and conditions of this subparagraph 6(c) shall survive Closing.

          (d) Tenant Security Deposits. Purchaser shall be entitled to a credit against the Purchase Price in an amount equal to all tenant security deposits, if any, being held by Seller under all Tenant Leases transferred to Purchaser as of the Proration Date. To the extent that Purchaser so received a credit for such deposit at Closing, Purchaser shall indemnify and hold Seller harmless from and against all liabilities or claims by a tenant under a Tenant Lease arising from any breach by Purchaser of its obligation to return to such tenant any portion of such tenant's security deposit. This indemnification by Purchaser shall survive Closing hereunder.

          (e) Property Expenses. Charges under all Contracts shall be prorated on a per diem basis as of the Proration Date on the basis of the billing period of the person levying such charges. Except as otherwise may be set forth in this Agreement, Seller shall be responsible for the payment of all operating expenses for the Property incurred on or prior to the Closing Date and Purchaser shall be responsible for the payment of all operating expenses for the Property incurred after the Closing Date.

          (f) Finality of Prorations. Unless otherwise provided herein, all prorations hereunder shall be final.

     7.   Title Insurance.

          (a) Title Commitment and Survey. Purchaser shall order from Title Insurer a current Owner's Title Policy Commitment ("Commitment") for the issuance of a standard form Owner's Policy of Title Insurance to Purchaser from Title Insurer, together with such copies of documents constituting exceptions to title as Purchaser deems necessary (collectively, "Title Documents"). Purchaser may also obtain, and if so a copy shall be furnished to Seller, a survey of the Real Property and Improvements (the "Survey").

          (b) Title Approval. Purchaser shall have a period of seventy (70) days from the Effective Date ("Inspection Period") in which to review the Commitment, the Survey and the Title Documents and deliver to Seller in writing, such objections as Purchaser may have to such matters that are contained in the Commitment, Title Documents or Survey ("Purchaser's Objection Notice") (any of said objections listed on Purchaser's Objection Notice are deemed the "Objectionable Exceptions"). Copies of the Commitment and Title Documents shall be delivered to Seller together with Purchaser's Objection Notice. If Purchaser delivers a Purchaser's Objection Notice, Seller shall notify Purchaser in writing within ten (10) business days of receipt of such Notice, of which Objectionable Exceptions, if any, it wishes to remedy and which it will not remedy. In the event that Seller fails to so timely notify Purchaser as to any Objectionable Exception, Seller shall be deemed to have elected not to remedy such Objectionable Exception. If Seller chooses not to remedy all Objectionable Exceptions, Purchaser shall have the right to either (a) terminate this Agreement by delivering written notice to Seller within twenty (20) days of receipt of Seller's notice, in which event, the Earnest Money shall be returned to Purchaser and each party shall be released from further liability to the other or (b) if Purchaser does not so terminate this Agreement, Purchaser shall be deemed to have elected to consummate the transaction contemplated by this Agreement in accordance with the terms hereof, without a reduction in the Purchase Price, in which event, subject to the following grammatical paragraph, all exceptions to title listed on Schedule B of the Commitment (modified as described in subparagraph (c) below) as of the expiration of the Inspection Period and all matters contained in the Survey shall conclusively be deemed to constitute Permitted Exceptions (as hereinafter defined). In the event Purchaser fails to deliver Purchaser's Objection Notice on or prior to the expiration of the Inspection Period, subject to the following grammatical paragraph, then all Schedule B exceptions contained in the Commitment (modified as described in subparagraph (c) below) and all matters contained on the Survey shall conclusively be deemed "Permitted Exceptions." The parties agree to amend this Agreement promptly after the expiration of the Inspection Period to attach to this Agreement, as Exhibit G, the Permitted Exceptions determined pursuant to this subparagraph 7(b). The parties acknowledge and agree that a cross access easement or other agreement may exist that affects Purchaser's right to retain, use or demolish the existing 10,000 square foot building located on the Property, and that the existence, if any, of such an easement shall be deemed an Objectionable Exception, and that if Seller chooses, pursuant to this paragraph 7(b), to remedy such Objectionable Exception, such remedy shall require confirmation to Purchaser's satisfaction prior to Closing that Purchaser will have the full legal right, at its option, to retain, use or demolish such building without penalty.

     In the event (i) Seller shall fail to cure any Objectionable Exceptions, if any, it notified Purchaser it would remedy within the time period herein provided or (ii) further defects, liens, encumbrances, adverse claims, restrictions, rights-of-way, easements or other matters relating to Seller's title to the Property arise or are discovered after the effective date of the Commitment and are not removed by Seller or approved by Purchaser on or before the Closing Date, Purchaser shall have the right to cancel this Agreement by giving written notice to Seller. In such event, this Agreement shall be null and void and of no further force and effect and the Earnest Money shall be returned to Purchaser.

          (c) Title Policy. Purchaser's obligation to close hereunder shall be subject to the availability to Purchaser from Title Insurer for the normal premium a standard ALTA form Owner's Policy of Title Insurance or irrevocable commitment to issue same ("Title Policy") covering the Property in the amount of the Purchase Price, subject only to (i) taxes for the year 1997 and subsequent years, (ii) the Permitted Exceptions, and
     (iii) the Tenant Leases.   The Permitted Exceptions and
     Purchaser's determination as to the availability of the aforesaid Policy (subject to Seller's delivery of affidavits and other documents required under paragraph 4 hereof) shall be established in writing prior to the expiration of the Inspection Period as provided in subparagraph 7(b) above.

     8.   Lease with Elan-Polo.

          The obligation of Purchaser to Close under this Agreement is expressly contingent upon execution, prior to the date that is two (2) weeks after the Effective Date, of a written lease agreement by Elan-Polo, Inc. in a form acceptable to Purchaser, providing for the lease of the space currently occupied by Elan-Polo on the Property, being two spaces of 10,449 and 5,684 square feet, respectively, for a base rent of not less than $12.50 and $17.50, respectively, for a minimum term of two (2) years, providing Purchaser as landlord the right to terminate Elan-Polo's lease without penalty upon ten month's prior written notice. If such a lease is not executed and delivered by Elan-Polo, Inc. prior to the date that is two (2) weeks after the Effective Date, this Agreement shall automatically be null and void and of no force and effect and the Earnest Money shall be returned to Purchaser.

     9.   Purchaser's Additional Contingencies.

          The obligation of Purchaser to Close under this Agreement is expressly contingent upon compliance with each of the following conditions precedent and occurrence of each of the following events:

          (a) Purchaser and Purchaser's representatives shall have made such inspections of the Property and shall have conducted or obtained at Purchaser's sole cost such examinations, tests, building inspections, structural and systems reports, environmental studies and other studies and reports of the Property as it shall deem desirable, and the results of any such inspections, examinations, tests, studies or reports shall be satisfactory to Purchaser in Purchaser's sole discretion. Seller hereby agrees to permit Purchaser or its representatives to enter the Property for such purposes at any time upon reasonable notice to Seller provided that such investigations cause no more than insubstantial damage to the Property and that any such damage is immediately repaired by Purchaser. Purchaser shall indemnify and hold Seller harmless from and against all losses or damages, including without limitation any mechanics lien claims, arising from Purchaser's inspection activities on the Property.

          (b) Purchaser shall have reviewed the Tenant Leases and determined that the Tenant Leases are satisfactory to Purchaser in Purchaser's sole discretion. Within ten (10) days after the Effective Date, Seller shall deliver to Purchaser copies of the Tenant Leases. Without limitation of the foregoing, the parties acknowledge that Purchaser may declare this contingency unsatisfied if the Tenant Lease with Bellevue Radiology, Inc. is not amended to remove any option to renew, so that the Lease expires on or before March 31, 1998.

          (c) Purchaser shall have obtained confirmation of all permits and approvals from St. Louis County, the City of Brentwood, and any other applicable governmental or quasi-governmental entity necessary in Purchaser's opinion for the use and occupancy of the Property for Purchaser's intended use.

          (d) Information and Documentation. Purchaser shall have reviewed the "Property Information" (hereinafter defined) and determined it satisfactory to Purchaser, in Purchaser's sole discretion. Within one week after the Effective Date, Seller shall deliver to Purchaser all of the following documentation or information pertaining to the Property to the extent Seller is in possession of same (all of said documents or information are collectively the "Property Information"):

                              (i)  copies of all Contracts related
                    to the Property;

                              (ii) copies of all Warranties and
                    Permits;

                              (iii)     as-built plans and
                    specifications of the Improvements; and

                              (iv) copies of any surveys of the
                    Property, environmental reports, building inspections or similar studies or reports regarding the Property.

     From time to time, within three (3) business days of Purchaser's request therefor, Seller shall also provide Purchaser or its agents with access to (and at Purchaser's request and expense, copies of) Seller's books and records and other documentation in Seller's possession or control pertaining to Seller's ownership and operation for the current fiscal year and two immediately preceding fiscal years, and such information shall also be deemed "Property Information."

          (e)  Results of Investigation Period.   If Purchaser is
     dissatisfied with any of the items in subparagraphs 9(a) - (d) above, Purchaser shall give notice to Seller prior to the expiration of the Inspection Period and Seller may cure such objection prior to Closing. If such objection is not cured to Purchaser's satisfaction or waived by Purchaser prior to Closing, Purchaser may elect to terminate this Agreement by written notice thereof to Seller. In the event Purchaser terminates this Agreement as provided in this subparagraph 9(e), the Earnest Money shall be returned to Purchaser and each of the parties shall be released from further liability to the other. In the event Purchaser does not so terminate this Agreement, this Agreement shall continue in full force and effect. In the event Purchaser shall fail to so notify Seller on or prior to the expiration of the Inspection Period of Purchaser's objections as provided in this paragraph 9(e), Purchaser's right to terminate this Agreement pursuant to this paragraph 9(e) shall expire.

          (f) Financing. Purchaser shall within two (2) weeks after the Effective Date apply for financing for its acquisition of the Property. Purchaser shall thereafter use all due diligence to secure the requisite financing for the acquisition herein contemplated. If, prior to the expiration of the Inspection Period, Purchaser has not received a financing commitment for terms acceptable to Purchaser in its sole discretion, for a loan for the purchase of the Property, then Purchaser may elect to terminate this Agreement by written notice thereof to Seller given prior to expiration of the Inspection Period. In such event, the Earnest Money shall be returned to Purchaser and each of the parties shall be released from further liability to the other. In the event that Purchaser shall fail to timely notify Seller of the satisfaction or waiver of the contingency contained in this paragraph 9(f), Purchaser's right to terminate this Agreement pursuant to this paragraph 9(f) shall expire.

          (g) Estoppel Certificates. Purchaser's obligation to close hereunder shall be conditioned upon receipt at least two days prior to Closing of an estoppel certificate from each tenant under the Tenant Leases in the form requested by Purchaser's lender, and containing at least the following: stating that there is no known default in the lease by lessor or lessee, stating the monthly or annual rental and the date to which the rent has been paid, which shall not be paid more than thirty (30) days in advance, and stating the amount of tenant deposit, if any, held by the lessor. If any tenant fails or refuses to respond to Seller's request for a tenant estoppel certificate Seller may, but shall not be obligated to, substitute a certificate executed to Seller's best knowledge as to the matters described in this subparagraph 9(g), and Purchaser may, but shall not be obligated to, accept such certificate in lieu of the tenant estoppel certificate and in satisfaction of the contingencies of this subparagraph 9(g).

          (h) Title Policy. Purchaser's obligation to close hereunder shall be subject to the availability to Purchaser from Title Insurer of the Title Policy in the form described in subparagraph 7(c) above.

          (i)  Condition of the Property.  Purchaser's
     obligation to close hereunder shall be conditioned upon the Property being in as good a condition at Closing as it was on the Effective Date of this Agreement, excepting damage or destruction by fire or other casualty (which shall be governed by Paragraph 12 hereof) and normal wear and tear; provided that if the Property is not in such condition at Closing, Seller shall have a period expiring on the earlier of thirty (30) days after notice thereof by Purchaser or the expiration of Purchaser's loan commitment, if any, to repair or restore the Property to such condition or to agree to a reduction in the Purchase Price acceptable to Purchaser and Seller, and Closing hereunder shall be delayed for such period.

     10.  Seller's and Purchaser's Representations.

          (a) Representations and Warranties of Seller. In addition to any other representations and warranties of Seller specifically set forth herein, the following constitute representations and warranties of Seller made as of the Effective Date, and (except to the extent Seller discloses otherwise in writing at or before Closing, which disclosure will excuse Purchaser's obligation to close unless Purchaser accepts such disclosure in writing) as of the Closing Date. As used herein, "Seller's actual knowledge" shall mean knowledge of Paul Cahn, and no information known, discovered by or imparted to any employee, officer, agent or partner of Seller (other than Paul Cahn) shall be deemed to be the actual knowledge of Seller.

                    (i)  Legal Matters.  Seller has received no
          written notice of any pending legal action, lawsuit, or judicial proceeding, including without limitation, a condemnation proceeding, affecting title to the Property or to any portion thereof.

                    (ii) Seller's Authority. Seller is a general partnership duly organized, validly existing and in good standing under the laws of the State of Missouri. This Agreement and all agreements, instruments and documents herein provided to be executed by Seller are duly authorized, executed and delivered by and binding upon Seller in accordance with their terms. All requisite action (corporate, partnership or otherwise) has been taken or obtained by Seller in connection with the entering into this Agreement and the consummation of the transactions contemplated hereby, or, as to the consummation of the transaction contemplated hereby, will be taken prior to the Closing Date.

                    (iii) Mechanics' Liens. Seller has received no written notice of any claims for mechanics' liens for any labor, services or materials for the benefit of the Property.

                    (iv) Utilities. Seller has received no written notice that the Property is not served by water, sewer, gas, telephone and electricity.

                    (v) Governmental Compliance/Notices. Seller has received no written notice from any governmental or quasi-governmental agency requiring the correction of any violation of law or regulation with respect to the existing condition of the Property or the Improvements and to the best of Seller's actual knowledge, without inquiry Seller knows of no violations or alleged violations of any federal, state or local law which affect the Property.

                    (vi)  Condemnation.  Seller has received no
          written notice of, and to Seller's actual knowledge Seller is not aware of, any pending condemnation action with respect to the Property or the Improvements.

                    (vii)     Claims.  Seller has received no
          written notice of any claims or actions against the Property or Seller that would limit or prohibit Seller, in any material respect, from performing all of the terms, covenants and provisions of this Agreement by Seller.

                    (viii) Outstanding Contracts. To the best of Seller's actual knowledge, there are no outstanding or unperformed contracts for improvements or repairs to the Property or to the Improvements, or any unpaid or disputed bills for labor, materials or services in connection with any repairs or improvements to any portion of the Property or the Improvements that could give rise to a mechanics' lien which will not be paid in the ordinary course of business. To the Seller's actual best knowledge all of the management, employment and service agreements or other Contracts encumbering or affecting the Property are set forth on Exhibit D, and can be cancelled upon thirty (30) days notice without penalty or premium, unless otherwise set forth on Exhibit D hereto.

                    (ix) Leases. As of Closing, none of the Tenant Leases and none of the other rents or other amounts payable thereunder are or will be assigned, pledged, or encumbered by Seller. To Seller's actual knowledge, no material default exists by any tenants under the Tenant Leases which has not been cured. Seller has not received any written notice from any tenant of the Property that Seller as landlord is, and to Seller's actual knowledge, the landlord under the Tenant Leases is not, in default of any of its material obligations thereunder.

                    (x)  Insurance.  Seller has not received any
          written notice from any insurance company or rating organization to the effect that the physical condition of the Property would prevent obtaining new insurance policies at present rates.

                    (xi) Environmental. To the best of Seller's actual knowledge without inquiry, and except as may be set forth on Exhibit H attached hereto, there are and have been no violations of applicable federal, state or local environmental laws, and no hazardous or toxic substances or materials (including without limitation, oil or petroleum products, PCB's, urea formaldehyde foam insulation, asbestos, or underground storage tanks of any kind) as those terms are used in any applicable federal, state and local environmental laws which regulate such substances or materials or tanks, brought or placed by Seller on the Property, and no written notice has been given to Seller with respect to the possible presence of any such substances, materials or tanks on the property.

          Seller's warranties and representations and Seller's liability for breach of any of its representations and warranties under this paragraph 10 shall survive Closing for a period of one (1) year, and shall not otherwise be merged into any deed or other document given at Closing.

          Except as specifically set forth in this Agreement, Seller makes no representations or warranties with respect to the Property, and Purchaser is accepting the same in its present
     "AS IS" condition.

          (b) Representations and Warranties of Purchaser. In addition to any other representations and warranties of Purchaser specifically contained herein, the following constitute representations and warranties of Purchaser made as of the Effective Date and as of the Closing Date.

                    (i)  Purchaser's Authority.  Purchaser is a
          corporation duly organized, validly existing and in good standing under the laws of the State of Utah, and is qualified to do business in the State of Missouri. This Agreement and all agreements, instruments and documents herein provided to be executed by Purchaser are duly authorized, executed and delivered by and binding upon Purchaser in accordance with their terms. All requisite action (corporate, partnership or otherwise) has been taken or obtained by Purchaser in connection with the entering into this Agreement and the consummation of the transactions contemplated hereby, or, as to the consummation of the transaction contemplated hereby, will be taken prior to the Closing Date. This representation and warranty shall survive Closing for a period of one (1) year.

     11. Covenants of Seller. Seller covenants and agrees with Purchaser that from the date of this Agreement until the Closing
Date:

          (a) Seller shall not execute any new leases or modify or terminate any existing Tenant Lease without the prior written consent of Purchaser (which consent shall not be reasonably withheld), and Seller shall perform its material obligations as landlord under the Tenant Leases.

          (b) Seller shall maintain the Property in substantially the same condition existing on the date of this Agreement, ordinary wear and tear and casualty excepted. Except for charges incurred in the month of Closing and prorated pursuant to paragraph 6(e) hereof, Seller shall pay on a timely basis all bills and discharge all of Seller's obligations arising from ownership, operation, management, repair, maintenance and leasing of the Property in Seller's ordinary course of business, and in all events prior to Closing.

          (c) Seller will not enter into any service, employment or management contract encumbering or affecting the Property which is not cancelable upon thirty (30) days notice without penalty.

     12.  Casualty or Condemnation Prior to Closing.

          (a) In the event of the damage or destruction of all or any of the Property prior to Closing, Purchaser, at its option, shall either: (i) terminate this Agreement by written notice to Seller within fifteen (15) days of receiving notice of such casualty, whereupon neither party shall have any further obligations hereunder (provided that in the event of a casualty reasonably estimated to cost less than $20,000 to repair, Seller may, at its option, repair such damage and restore the property to Purchaser's reasonable satisfaction prior to Closing, or agree on an adjustment to the Purchase Price reasonably acceptable to Purchaser and Seller to reflect the cost of such repair and restoration, and in either such event Purchaser shall have no option to terminate); or (ii) enforce this Agreement whereupon Seller shall assign to Purchaser any insurance proceeds payable as a result of such damage or destruction, with no reduction in the Purchase Price. In the event Purchaser shall fail to notify Seller with such fifteen
     (15) day period of Purchaser's election, Purchaser shall be deemed to have elected to enforce this Agreement; provided that if insurance proceeds are not available and assigned to Purchaser for the full cost of repair of such casualty and restoration of the Property, Purchaser shall receive a credit against the Purchase Price for the cost of such repair and restoration.

          (b) In the event that prior to Closing, any portion of the Property is taken by eminent domain, or is the subject of eminent domain proceedings threatened or commenced, Seller shall promptly notify Purchaser thereof, and immediately provide Purchaser with copies of any written communication from any condemning authority. If any of said events shall occur then, in that event, Purchaser shall have the option to terminate this Agreement by written notice to Seller within fifteen (15) days of receiving Seller's notice, whereupon neither party shall have any further obligations hereunder. If Purchaser fails to timely give such notice, Purchaser shall be deemed to have elected to close. If any of said events shall occur and Purchaser elects to close, (i) if the transfer of the condemning authority takes place prior to Closing hereunder, the remainder of the Property shall be conveyed to Purchaser at Closing; (ii) if the transfer of the condemning authority has not taken place prior to Closing, the entire Property shall be conveyed to Purchaser at Closing hereunder; (iii) if Seller has received payment for such condemnation or taking prior to the Closing hereunder, the amount of such payment shall be a credit against the Purchase Price payable by Purchaser hereunder; and
     (iv) if Seller has not received such payment at the time of Closing, Seller shall assign to Purchaser all claims and rights to or arising out of such taking, including the right to conduct any litigation in respect of such condemnation.

     13.  Real Estate Commission.

          (a) Seller covenants and agrees with Purchaser that no real estate commissions, finders' fees or brokers' fees have been or will be incurred in connection with this Agreement or the sale contemplated hereby, except a commission to Tripp Hardin at Nooney Krombach Company who was retained by Seller ("Seller's Agent") and to Tim Convy of CB Commercial Real Estate Group, Inc. who was retained by Purchaser ("Purchaser's Agent"). Seller shall pay the commission due to Seller's Agent in cash at Closing if, as and when the sale contemplated hereby is consummated, in accordance with the terms of the listing agreement between Seller and Seller's Agent. Purchaser shall be responsible for paying the commission due to the Purchaser's Agent in accordance with the terms of the agreement between Purchaser and Purchaser's Agent. Seller shall be solely responsible for the payment of any and all real estate commissions, claims to such commissions and/or similar type fees arising, directly or indirectly, out of this transaction and based upon the actions of Seller. Seller does hereby agree to indemnify Purchaser against and hold Purchaser harmless from any and all such real estate commissions, claims to such commissions or similar fees, including reasonable attorneys' fees incurred in any lawsuit regarding such commissions or fees to the extent such claims or liabilities are based upon the actions of Seller (except for claims brought by Purchaser's Agent). Purchaser hereby represents and warrants that Purchaser has dealt with no broker, finder, or other person except Seller's Agent and Purchaser's Agent in connection with the purchase of the Property in any manner that might give rise to any claim or lien for commission or fee against Seller. Purchaser does hereby agree to indemnify Seller and hold Seller harmless from and against any costs or claims, including reasonable attorneys' fees, arising from such real estate commissions or similar fees or lien of Purchaser's Agent or any other broker, finder or other person claiming by or through Purchaser, except Seller's Agent. Notwithstanding anything contained in this Agreement to the contrary, the terms, provisions, conditions and indemnifications of this Subparagraph 13(a) shall survive Closing and the delivery of the Deed or the termination of this Agreement.

     14.  Default.

          (a) If Purchaser fails to consummate the purchase contemplated herein when required to do so pursuant to the provisions hereof, then the Purchaser shall forfeit the Earnest Money to Seller as full and complete liquidated damages, and as the exclusive and sole right and remedy of Seller, whereupon this Agreement shall terminate and neither party shall have any further obligations or liabilities to any other party.

          (b) Except for any breaches waived in writing by Purchaser, if Seller has (i) breached any of its covenants or obligations under this Agreement and such breach (except for any breach that can be cured by the payment of money to Purchaser, for which Seller shall have no cure period) has not been cured five (5) days after notice thereof by Purchaser, or
     (ii) has failed, refused or in unable to consummate the sale contemplated herein by the Closing Date, then Purchaser shall have all remedies available to it at law or in equity.

     15. Possession. Seller shall deliver possession of the Property to Purchaser on the Closing Date, free of all leases, tenancies, licenses and occupants other the rights of tenants pursuant to the Tenant Leases assigned to Purchaser pursuant to the Assignment of Leases and Contracts.

     16. Successors and Assigns. Purchaser shall have the right to assign its rights under this Agreement: (1) to any affiliated entity, without Seller's prior consent; and (2) to any other entity provided that Seller consents to such assignment, such consent not to be unreasonably withheld. Upon Purchaser's assignment of the Agreement, such assignee shall be deemed substituted, by novation, for the named Purchaser, and such assignee shall assume Purchaser's obligations hereunder. Notwithstanding any assignment, substitution or novation of this Agreement, unless such assignee substitutes the Earnest Money payable under this Agreement, the Earnest Money paid by Purchaser shall not be released from Escrow and shall remain at risk; and Seller shall have all rights to such monies pursuant to the terms hereof should Purchaser (or any successor assignee) default under this Agreement.

     17. Notices. All notices or other communications required or permitted hereunder shall be in writing, and shall be personally delivered by overnight air express service providing confirmation of delivery or by registered or certified mail, postage prepaid, return receipt requested, addressed to the parties hereto at their respective addresses set forth below. Such notice or other communication shall be deemed given (a) upon receipt or upon refusal to accept delivery if delivered by facsimile telecommunication or Registered or Certified Mail or (b) one (1) business day after tendering to an overnight air express service.

Seller:             Cahn Realty Associates
                    1699 S. Hanley Road
                    Brentwood, Missouri 63144
                    Attention:  Mr. Paul Cahn
                    Telephone No.:  645-3018

With a copy to:          Fredericks, Melloway & Ghahremani
                    7701 Forsyth Blvd.
                    Suite 300
                    Clayton, Missouri 63105
                    Attention:  James A. Fredericks
                    Telephone No.:  (314) 854-0629

Purchaser:               Tripos, Inc.
                    1699 S. Hanley Road
                    St. Louis, Missouri 63144
                    Attention:  John Yingling
                    Telephone No: 647-1099

With a copy to:          Peper, Martin, Jensen, Maichel and Hetlage
                    720 Olive St., 24th Floor
                    St. Louis, Missouri  63101
                    Attention:  Laura K. Rebbe
                    Telephone No.: (314) 444-6507

Notice of change of address shall be given by written notice in the manner detailed in this Paragraph 17.

     18.  Miscellaneous.

          (a) This Agreement contains the entire Agreement between the parties respecting the matters herein set forth and supersedes all prior agreements between the parties hereto respecting such matters, (including, without limitation, that certain letter agreement executed by Seller on March 25, 1997 and by Purchaser on March 24, 1997) there being no other oral or written promises, conditions, representations, understandings, warranties or terms of any kind as conditions or inducements to the execution hereof and none have been relied upon by either party.

          (b)  Time is of the essence of this Agreement.

          (c) Paragraph headings shall not be used in construing this Agreement.

          (d) Except as herein expressly provided, no waiver by a party of any breach of this Agreement by the other party shall be deemed to be a waiver of any other breach by such other party (whether preceding or succeeding and whether or not of the same or similar nature), and no acceptance of payment or performance by a party after any breach by the other party shall be deemed to be a waiver of any breach of this Agreement or of any representation or warranty hereunder by such other party whether or not the first party knows of such breach at the time it accepts such payment or performance.

          (e) No failure or delay by a party to exercise any right it may have by reason of the default of the other party shall operate as a waiver of default or as a modification of this Agreement or shall prevent the exercise of any right by the first party while the other party continues to be so in default.

          (f) Except as otherwise expressly provided herein, any approval or consent provided to be given by a party hereunder may be given or withheld in the reasonable discretion of such party.

          (g) This Agreement shall be construed and enforced in accordance with the laws of the State of Missouri.

          (h) No agreement, amendment, modification, understanding or waiver of or with respect to this Agreement or any term, provision, covenant or condition hereof, nor any approval or consent given under or with respect to this Agreement, shall be effective for any purpose unless contained in a writing signed by the party against which such agreement, amendment, modification, understanding, waiver, approval or consent is asserted.

          (i) If the final day of any period or any date of performance under this Agreement falls on a Saturday, Sunday or legal holiday, then the final day of the period or the date of such performance shall be extended to the next business day.

          (j) Seller shall be responsible for any contractual obligations Seller incurred prior to the Closing with respect to the Property attributable to the time period prior to the Closing, and Purchaser shall be responsible for any contractual obligations with respect to the Property attributable to the time period at or after the Closing. Neither party assumes or agrees to pay, or indemnify the other party or any other person or entity against any liability, obligation or expense of said party relating to the Property prior to the Closing Date, in any way except, and only to the extent, if any, expressly provided for herein or in the documents executed at Closing.

          (k) In the event it becomes necessary for either party hereto to file a suit to enforce this Agreement or any provisions contained herein, the party prevailing in such action shall be entitled to recover, in addition to all other remedies or damages expressly provided herein, reasonable attorneys' fees and court costs, including appellate costs, incurred in such suit.

          (l) The "Effective Date" hereunder shall be the last date set forth next to the parties signatures provided below.

          (m) The Exhibits attached to this Agreement are hereby incorporated into and made a part of this Agreement the same as if fully set forth in the body of this Agreement.

          (n) SELLER'S TAX DEFERRED EXCHANGE: Seller hereby reserves the right to dispose of the Property as part of an Internal Revenue Code Section 1031 Tax Deferred Exchange for the benefit of Seller. In the event Seller so elects, Seller shall assign all contract rights and obligations hereunder to an intermediary, as part of, and in furtherance of, such Tax Deferred Exchange. Purchaser agrees to assist and cooperate with Seller in such exchange, provided Purchaser does not incur any liability with respect to any exchange property, and on the condition that Seller reimburse Purchaser at Closing for all costs and expenses incurred by Purchaser in connection with such exchange. Purchaser further agrees to execute any and all documents (subject to the reasonable approval of Purchaser's legal counsel) as are reasonably necessary in connection with such exchange. As part of such exchange, Seller shall convey the Property described herein directly to Purchaser, and Purchaser shall not be obligated to acquire or convey any other property as part of such exchange. In the event that Seller elects to dispose of the Property pursuant to a Tax Deferred Exchange, Seller agrees to indemnify and hold Purchaser free and harmless from any cost, expense and liability, including reasonable attorney's fees, resulting from Purchaser's participation in such exchange.

     WHEREFORE, the parties have executed this Agreement as of the Effective Date.

CAHN REALTY ASSOCIATES,            TRIPOS, INC.,
a Missouri general partnership     a Utah Corporation


By:   /s/ Paul Cahn             By:     /s/ Colleen A. Martin
Name:     Paul Cahn             Name:       Colleen A. Martin
Title:    Managing Partner      Title:      VP Finance
Date:     June 3, 1997          Date:       June 2, 1997



                         ESCROW RECEIPT

     The undersigned escrow agent, as "Title Insurer" hereby: a) acknowledges receipt of a copy of the foregoing Purchase and Sale Agreement executed by Tripos, Inc. as Purchaser and Cahn Realty Associates as Seller; b) acknowledges receipt of the Earnest Money thereunder; and c) agrees that the Earnest Money shall be held and disbursed pursuant to the terms of such Purchase and Sale Agreement.


DATE:                 , 1997

                                   By:

                                   Printed Name:

                                   Title:



                           EXHIBIT A

                         REAL PROPERTY



                           EXHIBIT B

                       PERSONAL PROPERTY

     Any window washing equipment or mechanical system equipment specially designed or adapted to the specifications of the Property or to use on the Property.


                           EXHIBIT C

                         TENANT LEASES

Tenant                   Suite          Square Feet   Expiration
1699 South Hanley:

Tripos                                   24,221         8/31/2000

Bellevue Radiology                       1,654         3/31/98; with one
                                                       3 year renewal option
Lodging/Hospitality
Management Corp.                         1,705          7/31/99

1701 South Hanley Road

Spencer Restaurant Supply               10,000         12/31/97


     Seller agrees and confirms that any Lease to Elan-Polo, Inc. or any related entity(ies) (written or verbal) existing on the Effective Date of this Agreement will be cancelled as of Closing (to be replaced by the lease negotiated and executed pursuant to paragraph 8 hereof).


                           EXHIBIT D

                     SCHEDULE OF CONTRACTS

A.   Contracts that can be cancelled on 30 days' notice

     Mitch Murch Maintenance Management Company, dated July 25, 1996 (unsigned) for certain janitorial services.

B.   Contracts that cannot be cancelled on 30 days' notice, if any

     Otis Elevator Company, dated January 6, 1988 for elevator maintenance and repair work.


     Purchaser acknowledges receipt from Seller of copies of the aforesaid contracts.


                           EXHIBIT E

                LIST OF LICENSES AND WARRANTIES

     As of the Effective Date of this Agreement, Seller is not aware of any Warranties affecting the Property.

                           EXHIBIT F

                            PERMITS

     As of the Effective Date of this Agreement, Seller is not aware of any Permits affecting the Property


                           EXHIBIT G

                      PERMITTED EXCEPTIONS


1.Office Building Lease dated August 19, 1996, between Cahn Realty
  Associates, as Landlord, and Lodging/Hospitality Management
  Corporation, as Tenant.

2. Commercial Lease dated December 12, 1991, between Paul J. O'Brien, as Landlord, and Spener Restaurant Design, Inc., as Tenant; as amended by First Amendment to Commercial Lease dated November 21, 1994; as amended by Second Amendment to Commercial Lease dated June 10, 1996; and subject to Assignment and Assumption of Lease dated December 8, 1994 between Paul J. O'Brien and Ruth L. O'Brien, as Assignor, and Cahn Realty Associates, as Assignee.

3. Unrecorded month-to-month tenancy of Elan-Polo, Inc. that will terminate at the closing of this Agreement and a new lease by and between Elan-Polo, Inc. and Purchaser dated June 17, 1997 that will commence in place thereof.

4.Office Building Lease dated July 11, 1995 between Cahn Realty
  Associates, as Landlord, and Tripos, Inc., as Tenant; as amended by First Amendment to Lease dated May 1, 1996; and as amended by Second Amendment to Lease dated September 25, 1997.

5.General taxes for the year 1997 and subsequent years, and special taxes arising after the date of closing on the Agreement.

6.Easement Agreement according to Deed recorded in Book 8134 Page
  1456.

7.Easement granted to Laclede Gas Company, by instrument recorded in Book 2639 Page 149 and Book 7177 Page 1125.

8.Roadway Easement Agreement by and between Cahn Realty Associates, a Missouri General Partnership, and Paul J. O'Brien and Ruth L.
  O'Brien, husband and wife, according to instrument recorded in Book 10381 Page 2017.

9.Easement granted to Union Electric Company of Missouri, by instrument recorded in Book 2508 Page 241.

10.  Sewer Assessments, if any; none now due and payable.

11. Parking Easement Agreement dated December 8, 1994, by and between Cahn Realty Associates, a Missouri general partnership, and Paul J. O'Brien and Ruth L. O'Brien, husband and wife, recorded in Book 10381, Page 2033, as amended by First Amendment to Parking Easement Agreement dated September 17, 1997 by and between Cahn Realty Associates, a Missouri general partnership, and Paul J. O'Brien and Ruth L. O'Brien, husband and wife.


                           EXHIBIT H

                     ENVIRONMENTAL MATTERS

     Phase I Environmental Site Assessment, of subject site 1701
     South Hanley Road, dated August 25, 1994, prepared by Terra
     Resource Group.

     Purchaser acknowledges receipt from Seller of a copy of the above Phase I Site Assessment.



Exhibit 21

                   Subsidiaries of the Registrant

Registrant:    Tripos, Inc.
               1699 South Hanley Road
               St. Louis, Missouri 63144  U.S.A.

First Tier Subsidiaries: Tripos Realty, LLC.
               1699 South Hanley Road
               St. Louis, Missouri 63144  U.S.A.

               Tripos GmbH
               Martin Kollar Strasse, 13
               D-81829 Munich, Germany

               Tripos Associates SARL
               Buromaster
               2 Rue Luigi Galvani
               92160 Antony, France

               Tripos UK Holdings Limited
               The Courtyard, High Street
               Ascot, Berkshire SL5 7HP England

Second Tier Subsidiaries: Tripos UK Limited
                          13 Shenley Pavilions, Chalkdell Drive
                          Milton Keynes, Buckinghamshire MK5 6LB England

                          Tripos Receptor Research Limited
                          Higher Grimscott, Launcells
                          Bude, Cornwall EX23 9LU England


Exhibit 23.1


                    Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8, No. 33-79610) pertaining to the Tripos, Inc. 1994 Stock Plan, the Tripos, Inc. 1994 Director Option Plan, and the Tripos, Inc. 1994 Employee Stock Purchase Plan, (Form S-8, No. 333-09459) pertaining to the Tripos, Inc. 1996 Director Stock Compensation Plan and the amendment of the 1994 Director Option Plan, and (Form S-8, No. 333-33163) pertaining to the Tripos, Inc. 1996 Director Stock Compensation Plan, the 1994 Stock Option Plan, and the 1994 Director Option Plan of our report dated February 6, 1998, with respect to the consolidated financial statements and schedule of Tripos, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1997.

                              /s/ Ernst & Young LLP

St. Louis, Missouri
March 25, 1998