Form 10-Q
period 1998-03-31
TRIPOS INC
filed 1998-05-13
CIK 920691

TRIPOS, INC., Form 10-Q, March 31, 1998



                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 1998: 3,179,959 shares.




                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION,                            Page
   Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at
   March 31, 1998 and December 31, 1997                    3

Consolidated Statements of Operations
   for Three Months Ended March 31, 1998
   and March 31, 1997                                      4

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1998 and March 31, 1997                 5

Notes to Consolidated Financial Statements                 6



PART I  FINANCIAL INFORMATION,
   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                     7


PART II  OTHER INFORMATION                                10

SIGNATURES                                                11

EXHIBITS                                                  12


                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements.

               CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                         (Unaudited)
                                          Mar. 31,    Dec. 31,
                                            1998        1997
                            ASSETS
  Current Assets:
     Cash and cash equivalents              $ 7,030    $ 5,277
     Investments                              1,148      1,647
     Accounts receivable                      9,795     10,247
     Inventory                                  439        415
     Prepaid expenses                           761        520
     Deferred income taxes                      141        137
  Total current assets                       19,314     18,243

     Notes Receivable-trade                   1,831      1,703
     Notes Receivable-other                     809        791
     Property and equipment, less
       accumulated depreciation               6,001      5,995
     Capitalized development costs, net       2,947      3,412
     Goodwill, net of amortization            1,200      1,171
     Other, net                               1,301      1,295

  Total assets                             $ 33,403   $ 32,610

             LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable                     $   1,162  $   1,390
     Current portion of long-term debt          178        178
     Accrued expenses                         2,698      3,216
     Deferred revenue                         6,506      4,695
  Total current liabilities                  10,544      9,479

  Long-term debt                              3,323      3,367
  Deferred income taxes                         799        855

  Shareholders' equity :
   Common Stock                                  32         32
   Additional paid-in capital                17,393     17,343
   Retained earnings                            896      1,198
   Accumulated other
     comprehensive income                       416        336
  Total shareholders' equity                 18,737     18,909

Total liabilities and
    shareholders' equity                   $ 33,403   $ 32,610

See accompanying notes.

Item 1.  Financial Statements (cont'd)


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)
                                        Three Months Ended
                                         Mar. 31,      Mar. 31,
                                           1998          1997
  Net sales:
     Software licenses                   $ 1,986       $ 2,068
     Support                               1,894         1,746
     Accelerated discovery services        1,190         2,347
     Hardware                              1,114           631
  Total net sales                          6,184         6,792

  Operating costs and expenses:
     Cost of sales                         2,168         2,324
     Sales and marketing                   2,334         2,529
     Research and development              1,352           895
     General and administrative              871           928
  Total costs and expenses                 6,725         6,676

  Income (loss) from operations             (541)          116

  Other income, net                           69           154

  Income (loss) before income taxes         (472)          270

  Income tax expense (benefit)              (170)          102

  Net income (loss)                       $ (302)       $  168

  Basic earnings (loss) per share        $ (0.10)       $ 0.06
  Diluted earnings (loss) per share      $ (0.10)       $ 0.05
  Diluted weighted average
      number of shares                     3,176         3,492

See accompanying notes.


           Item 1.  Financial Statements (cont'd)

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)
                                                  Three Months Ended
                                                  Mar. 31,   Mar. 31,
                                                    1998       1997
  Operating activities:
  Net income (loss)                               $ (302)     $ 168
  Adjustments to reconcile net income(loss)
   to net cash provided by operating activities:
     Depreciation of property and equipment          188        161
     Amortization of capitalized development
        costs and goodwill                           484        726
     Deferred income taxes                           (60)        14

  Change in operating assets and liabilities:
     Accounts receivable                             375      1,344
     Notes receivable-trade                         (128)         0
     Prepaid expenses and other current assets      (257)       195
     Accounts payable and accrued expenses          (707)    (1,102)
     Deferred revenue                              1,833      1,186
  Net cash provided by operating activities        1,426      2,692

  Investing activities:
     Net purchases, sales, and maturities
       of investments                                499       (172)
     Notes receivable-other                          (18)         0
     Purchases of property and equipment            (198)      (290)
     Capitalized development costs                   (46)      (863)
  Net cash provided by (used in)
    investing activities                             237     (1,325)

  Financing activities:
     Stock issuance pursuant to stock plans           50        168
     Payments on long-term debt                      (48)         0
  Net cash provided by financing activities            2        168

  Effect of foreign exchange rate changes on
     cash and cash equivalents                        88       (203)

  Net increase in cash and cash equivalents        1,753      1,332

  Cash and cash equivalents at
     beginning of period                           5,277      5,393
  Cash and cash equivalents at end
     of period                                    $7,030     $6,725

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

     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  Income Taxes

      The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

(3)  Recent Pronouncements

      As  of January 1, 1998, the Company adopted AICPA SOP 97-2,
"Software   Revenue   Recognition",  which  was   effective   for
transactions that the Company entered into in 1998. Prior years were not restated.

     For annual financial reporting beginning January 1, 1998 and for interim reporting for years beginning January 1, 1999, the Company will adopt the FASB's Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting of Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 will not affect results of operations or financial position, but will require additional enterprise-wide disclosures.

(4)  Comprehensive Income

      As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                            1998         1997

  Net income (loss)                      $ (302)        $ 168
  Foreign currency translation               80          (169)
  adjustments
  Comprehensive income (loss)            $ (222)         $ (1)

      The  components of accumulated other comprehensive  income, net  of related tax, at March 31, 1998 and December 31, 1997  are as follows:
                                            1998         1997

  Foreign currency translation
    adjustments                            $ 416        $ 330

  Accumulated other comprehensive income   $ 416        $ 330


(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997.

  (In thousands, except per share data)
                                                1998      1997
Numerator:
  Numerator for basic and diluted earnings
    per share-net income (loss)               $ (302)    $ 168
Denominator:
  Denominator for basic earnings per share-
     weighted average shares                    3,176    3,030
  Effect of dilutive securities:
     Employee stock options                         0      462
  Denominator for diluted earnings per share-
     adjusted weighted average shares
     and assumed conversions                    3,176    3,492

Basic     earnings per share                    $0.06   $(0.10)
Diluted  earnings per share                     $0.05   $(0.10)

Employee stock options to purchase shares of the Company's common stock were not included in the March 31, 1998 computation of diluted earnings per share because the effect would have been anti-dilutive. For additional disclosures regarding earnings per share, see the notes to the Company's 1997 consolidated financial statements in it Form 10-K.


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

     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, those presented in the Company's Form 10-K for the year ended December 31, 1997.

Results of Operations

     Net sales for the first quarter of 1998 and 1997 were $6.2 million and $6.8 million, respectively. The Company experienced increases in support and hardware sales offset by decreases in software license and accelerated discovery services revenues in the quarter.

     For the three months ended March 31, 1998, software licenses sales decreased slightly to $2.0 million. Software license sales are historically volatile in the first quarter as customer capital budgets are finalized and apportioned. Support revenues increased 8.9% to $1.9 million compared to the first three month period in 1997. Support sales increased due to a larger installed base of customers as a result of the overall increase in software license sales over the past several years. Accelerated Discovery Services ("ADS") sales accounted for $1.2 million in the first quarter of 1998 and $2.3 million in the same period in 1997. This decrease in ADS business was expected due to delays in external production of pure compounds for sale as OptiverseTM screening libraries. Hardware sales increased by 76.5% to $1.1 million for the first quarter 1998. This increase compared to the prior year is due to the customers' continuing desire to obtain software and hardware from one source. Sales to existing customers represent 76% of total revenues for the three-month period ending March 31, 1998.

     The ADS production issues have been addressed through a series of steps including restructuring the Company's agreement with MDS Panlabs, a new non-exclusive distribution agreement with an outside supplier of compounds, and a major expansion of the laboratories at Tripos Receptor Research in Bude, England. The agreement with MDS Panlabs (dated April, 1998) has shifted sales and marketing responsibilities of the Optiverse library to MDS Panlabs in return for an initial payment and a royalty fee to be paid to Tripos based on any and all future uses and sales of these libraries. The parties will continue to collaborate on research contracts involving compound designs from Tripos and synthesis at MDS Panlabs. In addition, Tripos will be distributing compounds from other third-party suppliers that meet the Company's quality and diversity thresholds. During 1998, the Company will manufacture compounds at Tripos Receptor Research to complete its portfolio of offerings. The Company expects that it will return to a strong revenue position from ADS business in the third quarter of 1998.

      Net sales for the Company's activities outside of North America represented approximately 38.9% for the first three months of 1998 compared to 45.2% for the same period in 1997.
Net sales in Europe decreased 16.8% for the first three months of
1998  compared to 1997 and accounted for 30.1% and 33.0% of   net
sales  for  the   three-month  periods  in   1998  and  1997,
respectively. Net sales in the Pacific Rim, principally Japan, decreased 34.6% compared to the first three months of 1997 and accounted for 8.8% and 12.2% of net sales for the respective periods.

     Cost of sales for the three-month period ending March 31, 1998 decreased 6.7% compared to the same period in 1997. Cost of sales was $2.2 million and $2.3 million for the first quarter of 1998 and 1997, respectively. This change was due to decreased costs directly related to lower sales of compounds which was partially offset by an increase in hardware costs from higher hardware sales. Cost of sales as a percent of net sales was 35.1% and 34.2% for the three-month periods in 1998 and 1997, respectively.

      Gross profit margin percentage for the first quarter 1998 decreased to 64.9% from 65.8% of total net sales in the first quarter of 1997. Gross profit decreased 10.1% compared to first quarter 1997 due to the decreases in sales described above.

     Sales and marketing expenses decreased 7.7% to $2.3 million for the three-month period in 1998 compared to $2.5 million for the same period of 1997. Sales and marketing expenses as a percentage of net sales were 37.7% and 37.2% for the three-month periods in 1998 and 1997, respectively. The decrease in the first quarter of 1998 is a result of lower commissions and bonuses related to lower sales in the quarter.

      Research and development costs, including the amount of capitalized costs, decreased to $1.4 million for the three-month period in 1998 compared to $1.8 million 1997 and represented 21.6% and 26.9% of net sales, respectively. Research and development expenses, net of capitalized development costs, increased to $1.4 million from $0.9 million and represented 21.9% and 13.2% of net sales for the three-month periods in 1998 and 1997, respectively. This increase as a percentage of net sales for the period reflects the current expensing of R&D costs in lieu of capitalization as the development time of new products shortens. The Company anticipates that its capital requirements for new product research will remain relatively constant as a percentage of net sales as Tripos continues to invest in the software, consulting, diverse compound libraries and contract research markets.

      General and administrative expenses decreased 6.1% to $0.8 million for the first quarter of 1998 compared to $0.9 million in 1997, and represent 14.1% and 13.7% of net sales for the respective periods. The decrease in G & A expenses in the period is due the absence of reserves, such as reserve for bad debts, necessary in this quarter versus the same period in 1997.

      Other income (expense) decreased from $154,000 of income for the first quarter in 1997 to $69,000 of income for the comparable period in 1998. This change was due to foreign currency transaction losses in the current period compared to gains in the prior year period and the addition of interest expense from the financing of the Company's headquarters acquisition which was partially offset by net rental revenues from the building's tenants.

      Income tax benefit was $170,000 for the three-month period in 1998, which represents an effective tax rate of 36%, compared to an income tax expense of $102,000 for the first quarter of 1997, an effective rate of 38% . The rates reflect the change in the relative weight of the Company's earnings and losses including those from foreign subsidiaries. The Company's effective tax rate for the three months ended March 31, 1998 reflects a decrease to approximate the expected effective tax rate for the year ending December 31, 1998.


Liquidity, Capital Resources and Capital Commitments

      For the three-month period ending March 31, 1998, decreases in accounts and notes receivable of $0.2 million along with depreciation, amortization and an increase in deferred revenue of $0.2 million, $0.5 million and $1.8 million, respectively, were offset by a decrease in accounts payable and accrued expenses of $0.7 million an increase in prepaid expenses of $0.3 million and a net loss of $0.3 million resulted in net cash provided by operations of $1.4 million. For the same period in 1997, net cash provided by operations was $2.7 million primarily due to decreases in accounts and notes receivable of $1.3 million and prepaid expenses of $0.2 million along with net income, depreciation, amortization and increases in deferred revenue of $0.2 million, $0.2 million, $0.7 million and $1.2 million, respectively, which were offset by a decrease in accounts payable and accrued expenses of $1.1 million. Notes receivable-trade represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies.

      Investments of $0.2 million in property and equipment were offset by a decrease in marketable securities of $0.5 million resulting in cash provided by investing activities of approximately $0.2 million in the first three months of 1998. Delays in synthesis of the ADS compound library resulted in negligible capitalized development costs for the first quarter of 1998.

      The Company believes that current working capital of $8.8 million, together with continued cashflow from operations, will be adequate to fund short-term liquidity requirements including investment in research and development, capital purchases and any other commitments in the upcoming year. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to expand the facilities of its subsidiary, Tripos Receptor Research Ltd.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the three months ended March 31, 1998.


                        TRIPOS, INC.
                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:          May 13, 1998   /s/ John P. McAlister
                              President and
                              Chief Executive Officer


Date:          May 13, 1998   /s/ Colleen A. Martin
                              Chief Financial Officer, Secretary