Form 10-Q/A
period 1998-03-31
TRIPOS INC
filed 1998-05-14
CIK 920691

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

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                            1998         1997

  Net income (loss)                      $ (302)        $ 168
  Foreign currency translation               80          (169)
  adjustments
  Comprehensive income (loss)            $ (222)         $ (1)

      The  components of accumulated other comprehensive  income, net  of related tax, at March 31, 1998 and December 31, 1997  are as follows:
                                            1998         1997

  Foreign currency translation
    adjustments                            $ 416        $ 330

  Accumulated other comprehensive income   $ 416        $ 330


(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997.

  (In thousands, except per share data)
                                                1998      1997
Numerator:
  Numerator for basic and diluted earnings
    per share-net income (loss)               $ (302)    $ 168
Denominator:
  Denominator for basic earnings per share-
     weighted average shares                    3,176    3,030
  Effect of dilutive securities:
     Employee stock options                         0      462
  Denominator for diluted earnings per share-
     adjusted weighted average shares
     and assumed conversions                    3,176    3,492

Basic     earnings per share                   $(0.10)   $0.06
Diluted  earnings per share                    $(0.10)   $0.05

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