Form 10-Q
period 1998-06-30
TRIPOS INC
filed 1998-08-05
CIK 920691

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 1998: 3,214,401 shares.




                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.  Financial         Page
Statements (Unaudited)

  Consolidated Balance Sheets at
    June 30, 1998 and December 31, 1997                    3

  Consolidated Statements of Operations
    for Three Months Ended June 30, 1998 and June 30, 1997
    and Six Months Ended June 30, 1998 and June 30, 1997   4

  Consolidated Statements of Cash Flows for Six Months
    Ended June 30, 1998 and June 30, 1997                  5

  Notes to Consolidated Financial Statements               6



PART I  FINANCIAL INFORMATION,  Item 2. Management's
Discussion and Analysis of Financial Condition and
Results of Operations                                      8



PART II  OTHER INFORMATION                                12

SIGNATURES                                                14

EXHIBITS - Exhibit 10.13, Settlement Agreement
         - Exhibit 27, Financial Data Schedule



                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                            (Unaudited)
                                         June 30,     Dec 31,
                                             1998        1997
                           ASSETS
         Current Assets:
 Cash and cash equivalents               $  6,080    $  5,277
 Investments                                1,146       1,647
 Accounts receivable                        7,598      10,247
 Inventory                                  1,539         415
 Prepaid expenses                             872         520
 Deferred income taxes                        145         137
    Total current assets                 $ 17,380    $ 18,243

Notes receivable-trade                      2,218       1,703
Notes receivable-other                        827         791
Property and equipment, less
 accumulated depreciation                   6,844       5,995
Capitalized development costs, net          1,294       3,412
Goodwill, net of amortization               1,167       1,171
Other, net                                  1,259       1,295

 Total assets                            $ 30,989    $ 32,610

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                        $  1,087   $   1,390
 Current portion of long-term debt            270         178
 Accrued expenses                             826       3,216
 Deferred revenue                           5,863       4,695
    Total current liabilities            $  8,046    $  9,479

 Long-term debt                             3,460       3,367
 Deferred income taxes                        599         855

Shareholders' equity:
 Common stock                                  32          32
 Additional paid-in capital                17,642      17,343
 Accumulated earnings                         938       1,198
 Accumulated other
  comprehensive income                        272         336
    Total shareholders' equity             18,884      18,909

 Total liabilities and
   shareholders' equity                  $ 30,989    $ 32,610

See accompanying notes.


Item 1.  Financial Statements (continued)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                            Three Months Ended      Six Months Ended
                           June 30,   June 30,     June 30,   June 30,
                             1998       1997         1998       1997
Net sales:
 Software licenses           $ 2,262    $ 1,853      $ 4,248    $ 3,921
 Support                       1,929      1,783        3,823      3,529
 Accelerated discovery
      services                   514      1,448        1,704      3,795
 Hardware                        824      1,267        1,938      1,898
Total net sales                5,529      6,351       11,713     13,143

Operating costs and expenses:
   Cost of sales                 980      2,375        3,148      4,699
   Sales and marketing         2,434      2,114        4,768      4,610
   Research and development    1,445        856        2,797      1,751
   General and administrative    991        491        1,862      1,452
Total costs and expenses       5,850      5,836       12,575     12,512

Income from operations          (321)       515         (862)       631

Other income, net                386        112          455        266

Income before income taxes        65        627         (407)       897

Income tax expense                24        240         (146)       342

Net income                      $ 41    $   387       $ (261)   $   555

Basic earnings (loss)
      per share              $  0.01    $  0.13      $ (0.08)   $  0.18
Diluted earnings (loss)
      per share              $  0.01    $  0.11      $ (0.08)   $  0.16
Diluted weighted average
   number of shares            3,510      3,466        3,185      3,474

See accompanying notes.



Item 1.  Financial Statements (continued)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)
                                                Six Months Ended
                                               June 30,   June 30,
                                                 1998       1997
 Operating activities:
  Net income (loss)                            $ (261)    $   555
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation of property and equipment       335         318
     Amortization of capitalized development
       costs and goodwill                       2,189       1,461
     Deferred income taxes                       (264)        169
   Change in operating assets and liabilities:
     Accounts receivable                        2,603       2,816
     Notes receivable-trade                      (510)     (1,674)
     Prepaid expenses and other assets         (1,300)         79
     Accounts payable and accrued expenses     (2,939)     (1,461)
     Deferred revenue                           1,178         806
 Net cash provided by operating activities      1,031       3,069

 Investing activities:
    Net purchases, sales, and
      maturities of investments                   501         221
    Notes receivable-other                        (36)          0
    Purchases of property and equipment        (1,096)       (431)
    Capitalized development costs                  (2)     (1,758)
    Other                                         (34)       (293)
 Net cash (used in) investing activities         (667)     (2,261)

 Financing activities:
    Proceeds from stock issuance
      pursuant to stock plans                     300         449
    Net issuance of  long-term debt               146           0
 Net cash provided by financing activities        446         449

 Effect of foreign exchange rate changes
    on cash and cash equivalents                   (7)       (231)

 Net increase in cash and cash equivalents        803       1,026

 Cash and cash equivalents at
    beginning of period                         5,277       5,393
 Cash and cash equivalents at
    end of periods                            $ 6,080     $ 6,419

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

     (b) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


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

      For annual financial reporting beginning January 1, 1998 and for interim reporting for years beginning January 1, 1999, the Company will adopt the FASB's Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 superseded FASB Statement No. 14, "Financial Reporting of Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 will not affect results of operations or financial position, but will require additional enterprise-wide disclosures.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect FAS 133 will be on the earnings and financial position of the Company.


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

      The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 1998 and 1997 are as follows:
                               Three Months Ended   Six Months Ended
                                June 30,  June 30,   June 30, June 30,
                                  1998     1997       1998     1997
  Net income (loss)             $    41    $ 387     $(261)    $ 555
  Foreign currency
  translation adjustments          (144)      11       (64)     (158)
  Comprehensive income (loss)   $  (103)   $ 398     $(325)    $ 397

      The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:
                                                   1998     1997
  Foreign currency translation adjustments        $ 272    $ 336

  Accumulated other comprehensive income          $ 272    $ 336


(5) Earnings Per Share

The  following  table  sets forth the computation  of  basic  and diluted  earnings per share for the quarters ended June 30,  1998 and 1997.

(In thousands, except per share data)
                              Three Months Ended   Six Months Ended
                               June 30, June 30,   June 30,  June 30,
                                1998     1997       1998      1997
Numerator:
  Numerator for basic and
  diluted earnings (loss)
  per share                            $ 41    $ 387     $ (261)    $ 555

Denominator:
  Denominator for basic
  earnings (loss) per share-
  weighted average shares             3,193    3,068      3,185     3,049

  Effect of dilutive securities:
    Employee stock options              317      398          0       425

  Denominator for diluted
  earnings (loss) per share-
  adjusted weighted average
  shares and assumed conversions      3,510    3,466      3,185     3,474

Basic earnings (loss) per share      $ 0.01   $ 0.13     $(0.08)   $ 0.18
Diluted earnings (loss) per share    $ 0.01   $ 0.11     $(0.08)   $ 0.16

The  diluted per share denominator for the six-month period ended
June 30, 1998 excludes incremental shares of 302 related to employee stock options because of their anti-dilutive effect as a result of the Company's net loss for the period.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     Tripos, Inc. is a leader in providing discovery services, informatics and products for compound research to life science organizations worldwide.

     The Company's quarterly operating results can vary sig-nificantly depending upon such factors as the capital expenditure budgets of its customers, lengthy sales cycles, customer selection of compounds from our chemical compound library, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company and other vendors, and changes in general economic and competitive conditions. In addition, a substantial portion of the Company's revenues for each quarter are attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, consulting, and compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

      The Company provides software licenses that are activated and remain active based on the date and time of the computer where the software resides. The Company relies on the hardware suppliers to address any and all Year 2000 issues and provide letters of compliance to the Company. The total cost that the Company estimates will be spent to remediate its Year 2000 issues will not be material and should not affect future financial results of operations, liquidity or capital resources. At this time, the Company fully expects to be Year 2000 compliant, however, it will remain dependent on its hardware suppliers to make Year 2000 compliant equipment available to its customers.

     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, those presented above and in the Company's Form 10-K for the year ended December 31, 1997.

Results of Operations

      Net sales for the second quarter of 1998 were $5.5 million compared with $6.4 million for the second quarter of 1997. The overall decrease in net sales for the quarter was attributed to decreases in accelerated discovery services and hardware sales being partially offset by increases in software license and software support sales. Net sales for the first six months of 1998 were $11.7 million compared to $13.1 million for the same period in 1997. Increases were achieved in software licenses, software support and hardware while sales of accelerated discovery services decreased in the six- month period.

      For the three months ended June 30, 1998, software license sales increased 22.1% to $2.3 million. For the first six months of 1998, software license sales increased 8.3% to $4.2 million compared to the same period for 1997. The increases are due to strong U.S. software license business and the addition of worldwide software consulting revenues. Support revenues for the second quarter of 1998 increased 8.2% from the same period in 1997.
Support sales increased 8.3% to $3.8 million for the six-month period ending June 30, 1998. Support revenue increased due to a larger installed base of customers from software license sales in recent years. Accelerated discovery services ("ADS") sales decreased 64.5% to $0.5 million in the second quarter of 1998 and 55.1% to $1.7 million for the six-months year-to-date. The decrease in ADS revenue is due to production issues discussed below. Hardware sales decreased by 35.0% to $0.8 million for the second quarter 1998 in comparison to the same period in 1997. For the first six months of 1998, hardware sales increased 2.1% to $1.9 million compared to 1997. The decrease from the prior year for the quarter is due to a large hardware order in the prior year period. Sales to existing customers represent 80.5% of total revenues for the six-month period.

     In 1997, in response to a market demand for highly purified compounds, Tripos and MDS Panlabs invested in state-of-the-art equipment for the further analysis and purification of the
Optiverse compound library. The companies experienced delays in the purification process which resulted in a shortage of enhanced Optiverse compounds available for sale for the three- and six-month periods ending June 30, 1998. In the second quarter of 1998, Tripos introduced its new LeadQuestT library of compounds. LeadQuest will include compounds from other third-party suppliers that meet the Company's quality and diversity thresholds as well as newly designed compounds manufactured at Tripos Receptor Research. The Company has also experienced delays, estimated to be three months, in the design and construction of its new physical laboratory facilities in England. The timing of the availability of LeadQuest compounds and the enhanced Optiverse compounds may have a material impact on revenues and earnings for 1998.

On March 30, 1998, the Company restructured its agreement with MDS Panlabs to co-develop and market the OptiverseT library of chemical compounds. Under the terms of the new agreement, MDS Panlabs would begin to market the Optiverse library. After June 30, 1998, MDS Panlabs assumes sole marketing and distribution rights to the
Optiverse  compounds.   As  a  result  of  this  shift   in   their
relationship, MDS Panlabs agreed to make fixed payments to Tripos and royalties on future sales of Optiverse. Tripos has recognized revenues for its sales of Optiverse compounds up to June 30th and will recognize royalties from future sales of Optiverse by MDS Panlabs in the periods in which they occur. For the three- and six-month periods ending June 30, 1998, Tripos has accounted for the payments from MDS Panlabs through a reduction of Cost of Sales for royalty amounts previously payable to MDS Panlabs that have been waived and through Other Income for the first of six fixed payments for the rights to the Optiverse library. The parties will continue to collaborate on research contracts involving compound designs from Tripos and synthesis at MDS Panlabs.

      Net sales for the Company's activities outside North America represented approximately 44.6% for the first six months of 1998 compared to 46.1% for the same period in 1997. Net sales in Europe decreased 1.3% for the first six months of 1998 compared to 1997 and accounted for 36.0% and 32.5% of net sales for the six month periods in 1998 and 1997, respectively. European sales increased 15.8% for the second quarter of 1998 compared to 1997 and accounted for 42.6% of net sales, up from 32.0% in the same period of 1997. Net sales in the Pacific Rim, principally Japan, decreased 43.6% in 1998 compared to the first six months of 1997 and accounted for
8.6% and 13.7% of net sales for the respective periods. For the second quarter, sales in the Pacific Rim declined 51.4% from the prior year and represented 8.4% and 15.1% of net sales in 1998 and 1997, respectively. The difficult business climate in Asia is primarily responsible for the decline in period sales for the region, however, the Company's customer base in the Pacific Rim remains strong.

      Cost of sales for the quarter ending June 30, 1998 decreased 58.7% to $1.0 million and decreased 33.0% to $3.1 million for the six-month period in 1998. The decrease in the second quarter was due to the lower hardware and ADS compound sales along with certain recoveries of costs related to the restructuring of the agreement with MDS/Panlabs. The decrease in year-to-date cost of sales for 1998 compared to 1997 relates to the lower compound sales and recoveries mentioned above. Cost of sales as a percent of net sales was 17.7% and 26.9% for the three- and six-month periods in 1998, and 37.4% and 35.8% for the three- and six-month periods in 1997, respectively.

     Gross profit margin percentage for the second quarter of 1998 increased to 82.3% from 62.6% in 1997. For the first six months of 1998, gross margin percentage was increased to 73.1% compared to 64.2% for the same period in 1997. The increase for the quarter is attributable to the restructuring recoveries and to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represented a lower percentage of total net sales in 1998 compared to 1997.

      Sales and marketing expenses increased 15.1% to $2.4 million for the three-month period in 1998 and 3.4% to $4.8 million for the
six-month  period  ending  June  30,  1998.   Sales  and  marketing
expenses as a percentage of net sales were 44.0% and 40.7% for the three- and six-month periods in 1998 as compared to 33.3% and 35.1% for the same periods in 1997. The increases in the percentage of net sales for the three- and six-month periods of 1998 are primarily due to the hiring of staff for previously open positions and the decreases in sales for the periods.

     Research and development costs, including the costs that were capitalized, were $1.4 million and $1.7 million for the three-month periods in 1998 and 1997, $2.8 million and $3.7 million for the six-month periods, respectively and represented 26.1%, 26.2%, 23.9% and 27.6% of net sales. These decreases reflect a change in the treatment of compound related costs after the restructuring of the
agreement   with  MDS/Panlabs.   Due  to  the  specifics   of   the
relationship with MDS/Panlabs, compound costs were capitalized  and
amortized.   However,  compounds produced by the  Company  are  now
reflected  in  inventory  on  a  unit  cost  basis.   The   Company
anticipates that its overall spending for new product research will remain relatively constant as a percentage of net sales as it continues to invest in the software, consulting, diverse compound libraries and contract research markets. Research and development expenses, net of capitalized development costs, represented 26.1% and 13.5% of net sales for the three-month periods in 1998 and 1997, and 23.9% and 13.3% of net sales for the six-month periods
ending  June  30,  1998  and 1997, respectively.   These  increases
reflect the Company's investment in sponsoring drug discovery research with the Cruciform Group at the University College of London and at Arena Pharmaceuticals, Inc.

      General and administrative expenses increased to $1.0 million for the second quarter of 1998 compared to $0.5 million in 1997, and represent 17.9% and 7.7% of net sales for the respective periods. For the six-month period, G & A expenses were $1.9 million and $1.5 million in 1998 and 1997, respectively, and represent 15.9% and 11.0% of net sales in the six-month periods. The increases in G&A expense for 1998 relate to the addition of expenses related to Tripos Receptor Research Ltd.

     Other income increased from income of $112,000 for the second quarter in 1997 to income of $386,000 for the comparable period in 1998. For the first six months of 1998, other income was $455,000 compared to income of $266,000 in 1997. This change was due to the addition of interest expense from the financing of the Company's headquarters acquisition which was offset by net rental revenues from the building's tenants and receipt of the first of six fixed payments for the rights to the Optiverse library from MDS/Panlabs.

      Income tax (benefit) was $(146,000) for the six-month period in 1998 which represents an effective tax rate of 36% compared to tax expense of $342,000 and 38% for the same period in 1997. The Company's effective tax rate for the six months ended June 30, 1998 reflects a decrease to approximate the expected effective tax rate for the year ending December 31, 1998.

Liquidity, Capital Resources and Capital Commitments

      For the six-month period ending June 30, 1998, net cash provided by operations was $1.0 million as a result of decreases in accounts receivable of $2.6 million, accounts payable of $2.9 million and a net loss of $0.3 million along with increases in depreciation, amortization, notes receivable, deferred revenue, prepaid expenses and inventory of $0.3 million, $2.2 million, $0.5 million, $1.1 million and $1.3 million, respectively. $1.5 million of amortization is attributable to the costs of manufacturing the OptiverseTM compound library. Increased trade notes receivable of $0.5 million represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies. For the same period in 1997, net cash provided by operations was $3.1 million as a result of decreases in accounts receivable of $2.8 million and accounts payable of $1.5 million along with increases in net income, depreciation, amortization, notes receivable and deferred revenue of $0.6 million, $0.3 million, $1.5 million, $1.7 million and $0.8 million, respectively.

      Investments of $1.1 million in property and equipment, primarily at Tripos Receptor Research, were partially offset by a decrease in marketable securities of $0.5 million resulting in cash used in investing activities of approximately $0.7 million in the first six months of 1998. Capitalized development costs were negligible for the first six months of 1998 as the Company now expenses software development as incurred due to the shorter amount of time required to bring new products to market and uses the inventory accounting method for the new LeadQuestTM library of compounds. In the prior year, costs of designing and producing the OptiverseTM compounds were capitalized along with software development.

      The  Company  believes that current working capital  of  $9.3 million, together with continued cash from operations and the Company's access to lines of credit, will be adequate to fund short-term liquidity requirements including investments in research and development, capital purchases to expand the facilities of its
subsidiary,   Tripos  Receptor  Research  Ltd.,   and   any   other
commitments in the upcoming year.



                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.   Changes in Securities

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May
     7, 1998:

       (a) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

                                 Votes            Votes
                                 "For"      "Withhold Authority"
            Ralph S. Lobdell   2,459,766            208,509
            Alfred Alberts     2,459,566            208,709
            Stewart Carrell    2,459,766            208,509
            John P. McAlister  2,459,766            208,509
            Gary Meredith      2,458,603            209,672
            Ferid Murad        2,459,766            208,509

       (b) To amend the 1994 Stock Option plan to increase the number of shares reserved thereunder from 1,100,000 to 1,280,000. The voting results approving this matter were: "For" 1,073,481, "Against" 448,795, and "Abstain" 18,303.

       (c) To amend the 1994 Employee Stock Purchase Plan to increase the number of shares reserved thereunder from 150,000 to 350,000. The matter was approved by the shareholders by the following tally of votes: "For" 784,483, "Against" 735,174, and "Abstain"
         20,922.

Item 5.   Other Information

          Under Section 2.13 of Article II of the Company's Bylaws, any shareholder proposal submitted with respect to Tripos, Inc.'s 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely if notice thereof is received by the Company before February 6, 1999 or after March 8, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               10.13     Settlement Agreement between Tripos,
                         Inc. and Panlabs, Inc.
               27        Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from March 31, 1998 to June 30, 1998.




                          TRIPOS, INC.
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.

Date:     August 5, 1998      /s/ John P. McAlister
                              John P. McAlister
                              President and
                              Chief Executive Officer

Date:     August 5, 1998      /s/ Colleen A. Martin
                              Colleen A. Martin
                              Chief Financial Officer, Secretary



Exhibit 10.13

                      SETTLEMENT AGREEMENT

     THIS SETTLEMENT AGREEMENT ("Agreement") is made as of March 30, 1998, (the "Effective Date") by and between (i) PANLABS INCORPORATED, a Washington corporation with its principal place of business at 11804 North Creek Parkway South, Bothell, Washington 98011-8805 ("Panlabs"), and (ii) TRIPOS, INC., a Utah corporation with its principal place of business at 1699 South Hanley Road, Suite 303, St. Louis, Missouri 63144 ("Tripos"), who, intending to be legally bound, hereby agree as follows:

1.   INTRODUCTION
     1.1      The  parties  entered into that  certain  Strategic
Alliance   Business   Teaming   Agreement,   including    Project
Description  #1  thereunder, dated June 30,  1995  (the  "Teaming
Agreement").
     1.2 Certain controversies have arisen between the parties concerning their respective rights and obligations under the Teaming Agreement.
     1.3 The parties now wish to resolve the controversies between them in accordance with the terms of this Settlement Agreement.

2.   TEAMING AGREEMENT TERMINATION
     2.1 Effect of Termination. The parties acknowledge and agree that the Teaming Agreement has been terminated in its entirety as of the Effective Date hereof. The parties further acknowledge and agree that, notwithstanding the provisions of Section 8.1 of the Teaming Agreement, no provision of the Teaming Agreement, including without limitation any provision of Project Description #1, shall survive such termination. All rights and obligations of the parties to one another in connection with the Teaming Agreement shall be exclusively as set forth in this Agreement.
     2.2 Settlement of Customer Claims. Each party ("Indemnitor") will indemnify the other party ("Indemnitee") and hold it harmless from and against all claims, damages, losses and expenses, including court costs and reasonable fees and expenses of attorneys, expert witnesses and other professionals, arising out of or resulting from, and will defend the other party against:
     (a) any action by a third party that is based on any claim that any services performed by the Indemnitor or under the Teaming Agreement, or their results, infringe a patent, copyright or other proprietary right or violate a trade secret of such third party; provided, however, that for purposes of a patent infringement claim, unless such claim rests definitely and solely on the technology of, or the services performed by, one of the parties or the party who owned any infringing technology or
performed  any  infringing  services  knew  that  the  same   was
infringing at the time of use or performance, the Indemnitor and the Indemnitee shall be jointly responsible for the defense of the claim and shall bear all resulting liability in proportion to the respective revenues realized by them from the transaction in connection with which the claim arose; and
     (b)  any action by a third party that is based on
          (i)any unauthorized warranty given by the Indemnitor for services performed under the Teaming Agreement,
             or
          (ii) the results of any services performed by the Indemnitor under the Teaming Agreement, including
             any   action   based  on  a  claim  that   Optiverse
             materials fail to meet quality requirements, or
          (iii)    any  failure  by  the  Indemnitor  to  provide
             services  under  the  Teaming  Agreement,   or   the
             results of such services, in accordance with a contract entered into between the Indemnitor and/or the Indemnitee and such third party.
The indemnification obligations set forth in this Section 2.2 are conditioned on (i) the Indemnitor being notified promptly in writing of any indemnifiable claim and all prior claims relating to such action and being given all available relevant information
and   reasonable  assistance  in  connection  with  defense   and
settlement  efforts, and (ii) the Indemnitor having sole  control of the defense and settlement efforts for such claim, other than for patent matters as set forth in Section 2.2(a).
     2.3 Final Accounting. The parties acknowledge that they are in agreement regarding (a) the number of shipments and quantity of Optiverse Materials shipped between November 1, 1997
and   the   Effective  Date,  (b)  the  allocation  of   revenues
attributable to the Optiverse Materials which have been collected between November 1, 1997 and the Effective Date, (c) other accounting issues, and (d) existing inventories, as of the Effective Date, of Optiverse Materials and raw materials obtained
for  purposes  of synthesizing Optiverse Materials.   A  detailed
listing of all items and calculation of the net credit to which the parties agree pursuant to this Section 2.3 is attached hereto as Schedule A.

3.   OWNERSHIP RIGHTS in VENTURE PROPERTY
     3.1   Joint  Ownership.  The following property  created  by
either party individually, or by the parties jointly, in performance of the parties' obligations under the Teaming Agreement (the "Venture Property") shall be jointly owned by the parties until Tripos has realized the Agreed Amount in accordance with Article 5 below, and until such time, the payment and credit obligations set forth in said Article 5 shall apply in connection with any sale or other disposition of any Venture Property:
     (a) all diverse library compound designs which have been synthesized and identified by Panlabs, whether in the possession of Tripos or Panlabs;
     (b) all existing inventory of Optiverse Materials, whether in the possession of Tripos or Panlabs;
     (c)  the Optiverse library database; and
     (d) all biological data that was developed for purposes of marketing Optiverse Materials, the expenses for development of which were reimbursed out of revenues from transactions concerning Optiverse Materials.
     3.2 Transfer to Panlabs. On the date on which Tripos has realized the Agreed Amount, Tripos shall transfer all of its rights, title and interest in any then-remaining Venture Property, and shall execute any documents reasonably requested by Panlabs to evidence such transfer. After such date, Panlabs shall have the exclusive right to sell the Optiverse Materials worldwide without further royalty obligation to Tripos.
     3.3 Conditional Tripos Marketing Rights. In the event that Panlabs reports no revenues from Optiverse Materials during, and makes no payment to Tripos in accordance with Section 5.3 for, any two consecutive calendar quarters prior to the expiration of Phase 2 as identified in Section 4.2 below, Tripos shall thereupon have the exclusive right to market the remaining Optiverse Materials worldwide and shall credit twenty-five percent (25%) of all revenues received therefrom by Tripos against the Agreed Amount in accordance with Section 5.4.
     3.4 The OPTIVERSE Trademark. During Phase 1 as identified in Section 4.1 below, each party shall be entitled to use the OPTIVERSE trademark solely in connection with, and solely for the purpose of, identifying and marketing the Optiverse Materials. Upon the expiration of Phase 1, Tripos shall transfer and assign to Panlabs (via written assignment upon Panlabs "request") all right, title and interest in and to the OPTIVERSE trademark and associated goodwill, after which assignment Tripos shall have no further right to use the OPTIVERSE trademark in any form, except as allowed under this Section. Said assignment shall be predicated upon Panlabs' agreement that it shall not use or attempt to register the OPTIVERSE mark for any purpose or product other than the identification and marketing of the OPTIVERSE Materials, as defined in this Agreement. Following assignment from Tripos, Panlabs shall have the right to pursue registration and enforcement of the mark in connection with the OPTIVERSE Materials, and Tripos shall cooperate in the execution of any documents necessary to enable Panlabs to pursue such registration. Panlabs shall also have the right to license the use and/or transfer ownership of the mark to third parties, provided that such third-party licensees shall be bound by the same restrictions of use of the mark as bind Panlabs under this Section. In the event that the exclusive marketing rights to the OPTIVERSE Materials shall revert to Tripos by operation of
Section 3.3 of this Agreement, Panlabs shall assign back to Tripos all right, title and interest in and to the mark and associated goodwill, including any trademark filings initiated by Panlabs.

4.   DISPOSITION OF OPTIVERSE MATERIALS
     The Optiverse Materials shall be disposed of in three phases as follows:
     4.1 Phase 1. During the period beginning on the Effective Date and expiring on June 30, 1998, which period shall be known as "Phase 1", each party may market the Optiverse Materials worldwide, subject to the payment and credit obligations set forth in Sections 5.3 and 5.4.
     4.2 Phase 2. During the period beginning on July 1, 1998 and expiring on the date on which Tripos has realized the Agreed Amount in accordance with Article 5 below, which period shall be known as "Phase 2", Panlabs shall have the exclusive right
(except as otherwise provided in Section 3.3 and as may be mutually agreed by the parties in connection with their cooperative pursuit of any joint research contracts) to market the Optiverse Materials worldwide, subject to the payment obligations set forth in Article 5. The terms and conditions, including revenue allocations, which are applicable to any mutually agreed upon joint research contracts shall be separately specified in writing for each such contract.
     4.3 Phase 3. During the period after the transfer by Tripos to Panlabs of all of Tripos' rights, title and interest in any then-remaining Optiverse Materials, Panlabs shall have the exclusive right to market the Optiverse Materials worldwide and Tripos shall have no rights hereunder to market any Optiverse Materials.
     4.4. Use by the Parties. Prior to Phase 3, neither party shall use any Optiverse Materials without paying its share of the standard charge, except that Panlabs may transport, process, repackage and otherwise prepare or enhance OPTIVERSE Materials for third-party sale. In addition, Panlabs shall be permitted to utilize jointly owned diverse library compound designs without charge for the purpose of manufacturing additional quantities of OPTIVERSE Materials as needed for product line maintenance. For use of Optiverse Materials by Tripos, payment of its share of the standard charge shall mean crediting to Panlabs in accordance with Section 5.4 an amount equal to the amount which would have been credited to Panlabs thereunder if Tripos had marketed the same Optiverse Materials to a third party. For use of Optiverse Materials by Panlabs, payment of its share of the standard charge shall mean payment to Tripos in accordance with Section 5.4 of an amount equal to the amount which would have been payable to Tripos thereunder if Panlabs had marketed the Optiverse Materials to a third party.

5.   PAYMENTS AND CREDITS
     Regardless of any amounts paid pursuant to Section 2.3 of this Agreement, Panlabs hereby agrees to pay Tripos up to XXXX Dollars ($XXXX) (XXXX Dollars being the "Agreed Amount" for purposes of this Agreement) as consideration for Tripos' transfer to Panlabs, in accordance with Section 3.2, of all of Tripos' rights, title and interest in any remaining Venture Property as of the expiration of Phase 2, as follows:
     5.1 Initial Payment. Upon execution of this Agreement, Panlabs shall authorize the release to Tripos of all funds in the escrow account established by Tripos to receive and hold Panlabs' share of the proceeds derived from marketing the Optiverse
Materials to (customer name) and the (customer name) and shall take all steps which may be necessary to enable Tripos to receive such funds and shall further authorize Tripos to retain all such proceeds which Tripos may subsequently collect. Such funds shall be non-refundable by Tripos, and Tripos shall credit XXXX Dollars ($XXXX), as and to the extent that Tripos collects applicable proceeds, against the Agreed Amount.
     5.2 Subsequent Lump-Sum Payments. Panlabs shall remit to Tripos an aggregate amount of XXXX Dollars ($XXXX) in six (6) equal installments of XXXX Dollars ($XXXX) on each of the following dates: June 30, 1998, September 30, 1998, December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999. Such
payments shall be non-refundable by Tripos, and upon receipt, Tripos shall credit one hundred percent (100%) of each such payment against the Agreed Amount. Any payment which is past due shall bear interest at a rate of eighteen percent (18%) per annum.
     5.3 Payments Due on Transactions Concerning Optiverse Materials. Panlabs shall pay Tripos XX percent (XX%) of Total Revenues received by Panlabs from marketing Optiverse Materials during Phase 1 and Phase 2. Not later than twenty-five (25) days after the end of each calendar quarter, Panlabs shall submit to Tripos a written report of all Panlabs transactions concerning Optiverse Materials during the such quarter and Total Revenues received by Panlabs therefrom and shall remit payments due in accordance with this Section 5.3. Tripos shall credit one hundred  percent  (100%)  of  such payments  against  the  Agreed
Amount.
     5.4 Credits for Transactions Initiated by Tripos. Not later than twenty-five (25) days after the end of Phase 1, Tripos shall submit to Panlabs a written report of all Tripos transactions concerning Optiverse Materials during such calendar quarter and all revenues received by Tripos therefrom. XX percent (XX%) of the revenues identified in each report shall be credited against the Agreed Amount as of the date of such report.
     5.5   Buyout.   At  any time after Tripos has  received  all
proceeds derived from marketing the Optiverse Materials to (customer name) and (customer name) in accordance with
Section 5.1 and prior to December 31, 1999, Panlabs shall have the right to accelerate receipt of Phase 3 marketing rights and cause the transfer to Panlabs of all of Tripos' rights, title and interest in the Optiverse Materials by making a lump-sum payment to Tripos equal to the portion of the Agreed Amount then remaining unpaid discounted by 8.5% compounded monthly.
     5.6 Total Revenues. For purposes hereof, "Total Revenues" shall mean all amounts received from any source by Panlabs, its affiliates or assigns for the sale, transfer, use or other disposition of any Optiverse Materials.

6.   GUARANTEE
     6.1 MDS Guarantee. In order to induce Tripos to enter into this Settlement Agreement with Panlabs, MDS Inc., a Canadian corporation with offices at 100 International Boulevard, Toronto M9W 6J6 CANADA ("MDS"), hereby assumes, subject to the limitation set forth in Section 6.2 below, responsibility for and guarantees, the timely payment by Panlabs of all amounts due and payable by Panlabs to Tripos in accordance with Sections 5.1, 5.2 and 5.3. The foregoing payment obligations of Panlabs are hereinafter referred to as the "Guaranteed Obligations". In the event that Panlabs shall fail to perform any Guaranteed Obligation within the time such performance is due, Tripos shall promptly notify both Panlabs and MDS of the amount of the Guaranteed Obligation that is past due, and MDS shall, within three (3) business days after receipt of such notice, remit payment of such amount to Tripos. Tripos shall not be required, prior to any such notice to MDS, to pursue or exhaust any of its rights or remedies against Panlabs with respect to performance of any Guaranteed Obligation other than providing Panlabs with notice of default. MDS hereby waives presentment, demand, protest and notice of dishonor, nonpayment or other default with respect to any Guaranteed Obligations and promptness in commencing suit against Panlabs and/or in giving notice to, or making any demand hereunder on, MDS. It is understood and agreed that this Guarantee shall remain in effect notwithstanding any assignment or delegation by Panlabs of any of its obligations under the Settlement Agreement or any change in control of Panlabs, and that none of the terms of this Guarantee may be waived, altered, modified or amended except in writing signed by Tripos and MDS.
     6.2   Ratification by MDS Board.  Until such time  that  the
terms of this agreement have been ratified by the Board of Directors of MDS, Inc., the total liability to Tripos of MDS under this article shall not exceed XXXX (XXXX) Canadian Dollars.
     6.3 Additional Financial Assurance. To demonstrate its financial ability to discharge its obligations pursuant to this Agreement, Panlabs shall, not later than April 17, 1998, establish an irrevocable, confirmed letter of credit drawn on a US bank reasonably acceptable to Tripos and confirmed by NationsBank of St. Louis, in the amount of XXXX (US) dollars ($XXXX), payable to Tripos upon presentment of this Agreement and an affidavit by an officer of Tripos that the required payment has not been made. Continuation of such letter of credit facility shall not be required following receipt by Tripos of certification by MDS, Inc. that the terms of this Agreement have been ratified by its Board of Directors and that the limitation provided in Section 6.2 is no longer in effect.

7.   OWNERSHIP OF INDIVIDUAL PROPERTY
     7.1 Tripos Property. The following intellectual property which Tripos used in connection with the performance of services under the Teaming Agreement shall remain the sole property of Tripos, and Panlabs hereby acknowledges that Panlabs has obtained no interest in or to any such property: (a) the virtual library databases, (b) library design methods, Tripos proprietary software, know-how and Tripos proprietary computational design and analysis tools, (c) biological information on compounds developed or obtained by Tripos, and (d) fifty percent of the existing inventory of raw materials obtained for purposes of synthesizing Optiverse Materials.
     7.2 Panlabs Property. The following intellectual property which Panlabs used in connection with the performance of services under the Teaming Agreement shall remain the sole property of Panlabs, and Tripos hereby acknowledges that Tripos has obtained no interest in or to any such property: (a) methods, systems and know-how for the synthesis and purification of chemical libraries, production and storage facilities and biological information on library compounds developed by Panlabs (b) library design methods, Panlabs proprietary software, know-how and Panlabs proprietary computational design and analysis tools developed or obtained by Panlabs independent of any proprietary information furnished by Tripos, and (c) fifty percent of the existing inventory of raw materials obtained for purposes of synthesizing diverse Optiverse Materials.

8.   DELIVERIES
     In the number of business days after the Effective Date as noted, Panlabs shall ship to Tripos, at Panlabs' expense: (a)
within forty-five business days, fifty percent (50%) of the raw materials in Panlabs' possession on the Effective Date which were obtained for purposes of synthesizing Optiverse Materials, provided however that Panlabs shall provide the written list of such inventory within fifteen (15) business days; (b) within twenty (20) business days, all diverse library compound designs which have not been synthesized by Panlabs; and (c) within twenty
(20) business days, the SYBYL software and related data management software that is proprietary to Tripos, with written certification signed by an officer of Panlabs that all copies of such software have been purged from Panlabs' computers and that Panlabs has retained no copies in any form.

9.   RECORDKEEPING AND AUDITS
     Each party shall maintain complete and accurate records of all transactions concerning Optiverse Materials which occur at any time on or after the Effective Date and prior to a transfer of rights in the Optiverse Materials in accordance with Section
3.2 or Section 3.3. Each party shall have the right, upon reasonable prior written notice, through an independent public accounting firm reasonably acceptable to the other party, to examine and copy the books, records and accounts of such other party relating to transactions concerning the Optiverse Materials, for the purposes of verifying such other party's compliance with the terms and conditions of this Agreement. All information regarding an audited party's business received in any such examination shall be held in confidence. The expenses of such audits shall be borne by the auditing party; provided, however, that the audited party shall be charged for the expense of any such audit that discloses a discrepancy in favor of auditing party which is greater than or equal to five percent (5%) of Total Revenues reported in accordance with Section 5.3 or
Section 5.4. In addition, if Panlabs is the audited party, Panlabs shall promptly remit to Tripos all amounts due in respect of the discrepancy, and if Tripos is the audited party, Tripos shall promptly credit against the Agreed Amount all amounts due in respect of the discrepancy.

10.  PUBLICITY
     Each party acknowledges that the terms of this Settlement Agreement are considered confidential by the other party. With the exception of disclosures required by law and routine announcements, neither party nor any of its affiliates shall make any announcements or disclosures regarding the other party, the Teaming Agreement or this Settlement Agreement without the prior written consent of the other party. In no event shall either party make or publish any announcements of any kind which might tend to disparage the public image or corporate reputation of the other party.

11.  MUTUAL RELEASES
     11.1 By Tripos. Tripos, on its own behalf and on behalf of its principals, agents, officers, directors, employees, representatives, affiliates, successors, assigns and attorneys, hereby releases and forever discharges Panlabs and its principals, agents, officers, directors, employees, representatives, affiliates, successors, assigns and attorneys (the "Panlabs Released Parties") from any and all liabilities, claims, demands, rights, damages, debts, responsibilities and actions which Tripos had, has or hereafter may have against the Panlabs Released Parties arising out of or in connection with the Teaming Agreement; provided, however, that this provision shall not be read to release any claims which may hereafter be asserted against any Panlabs Released Party which arise out of or in connection with this Agreement.
     11.2 By Panlabs. Panlabs, on its own behalf and on behalf of its principals, agents, officers, directors, employees, representatives, affiliates, successors, assigns and attorneys, hereby releases and forever discharges Tripos and its principals, agents, officers, directors, employees, representatives, affiliates, successors, assigns and attorneys (the "Tripos Released Parties") from any and all liabilities, claims, demands, rights, damages, debts, responsibilities and actions which
Panlabs had, has or hereafter may have against the Tripos Released Parties arising out of or in connection with the Teaming Agreement; provided, however, that this provision shall not be read to release any claims which may hereafter be asserted against any Tripos Released Party which arise out of or in connection with this Agreement.

12.  MISCELLANEOUS
     The validity, construction and performance of this Agreement shall be governed by and construed in accordance with the substantive law of the State of Washington, without regard to conflicts of law provisions. If any provision of this Agreement or the application of any such provision shall be held by a tribunal of competent jurisdiction to be contrary to law, the remaining provisions of this Agreement shall remain in full force and effect to the maximum extent permissible. This Agreement, as executed by the parties, constitutes the complete and exclusive understanding and agreement of the parties with respect to the subject matter hereof and supersedes all prior understandings and agreements, whether written or oral, with respect to such subject matter.


13.  COUNTERPARTS
     This Agreement may be signed in any number of counterparts, each of which shall be deemed to be an original and all of which shall be deemed to constitute one and the same Agreement.

IN  WITNESS WHEREOF, the parties have signed this Agreement as of the Effective Date.
PANLABS INCORPORATED               TRIPOS, INC.


By:                                By:
Title:                             Title:

MDS INC. (solely for purposes of Section 6)


By:
Title: