Form 10-Q
period 1998-09-30
TRIPOS INC
filed 1998-11-13
CIK 920691

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1998: 3,230,289 shares.




                         TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION, Item 1.                    Page
Financial Statements (Unaudited)

  Consolidated Balance Sheets at
        September 30, 1998 and December 31, 1997           3

  Consolidated Statements of Operations
        for Three and Nine Months Ended September 30, 1998
        and September 30, 1997                             4

  Consolidated Statements of Cash Flows for Nine Months
        Ended September 30, 1998 and September 30, 1997    5

  Notes to Consolidated Financial Statements               6



PART I  FINANCIAL INFORMATION,  Item 2.
Management's -Discussion and Analysis of Financial Condition
and Results of Operations                                  8



PART II  OTHER INFORMATION                                12

SIGNATURES                                                13

EXHIBITS                                                  14


                              PART I
                       FINANCIAL INFORMATION

Item 1.  Financial Statements.
                    CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                          (Unaudited)
                                            Sep 30,      Dec 31,
                                               1998         1997
                               ASSETS
Current Assets:
 Cash and cash equivalents                 $  5,015    $   5,277
 Investments                                    395        1,647
 Accounts receivable                          7,314       10,247
 Inventory                                    1,901          415
 Prepaid expenses                               993          520
 Deferred income taxes                          121          137
    Total current assets                   $ 15,739     $ 18,243

Notes receivable-trade                        2,919        1,703
Notes receivable-other                          845          791
Property and equipment,
  net of depreciation                         8,553        5,995
Capitalized development costs,
 net of amortization                            950        3,412
Goodwill, net of amortization                 1,205        1,171
Other, net                                    1,262        1,295

 Total assets                              $ 31,473     $ 32,610

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                           $    388    $  1,390
 Current portion of
     long-term debt                              329         178
 Accrued expenses                              1,620       3,216
 Deferred revenue                              5,852       4,695
    Total current liabilities                  8,189       9,479

 Long-term debt                                3,505       3,367
 Deferred income taxes                           499         855

Shareholders' equity:
 Common stock                                     32          32
 Additional paid-in capital                   17,742      17,343
 Accumulated earnings                          1,007       1,198
 Accumulated other
  comprehensive income                           499         336
   Total shareholders' equity                 19,280      18,909

 Total liabilities and
 shareholders' equity                       $ 31,473    $ 32,610

See accompanying notes.


Item 1.  Financial Statements (continued)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                           Three Months Ended     Nine Months Ended
                            Sep 30,   Sep 30,     Sep 30,    Sep 30,
                             1998      1997        1998       1997
Net sales:
 Software licenses           $ 2,804   $ 2,972     $ 7,050   $  6,893
 Support                       2,054     1,807       5,879      5,336
 Accelerated discovery services  386     2,503       2,090      6,298
 Hardware                        343     1,718       2,281      3,616
Total net sales                5,587     9,000      17,300     22,143

Operating costs and expenses:
   Cost of sales               1,329     3,111       4,477      7,810
   Sales and marketing         2,511     2,693       7,279      7,367
   Research and development    1,580       985       4,377      2,736
   General and administrative    936     1,019       2,798      2,407
Total costs and expenses       6,356     7,808      18,931     20,320

Income (loss) from operations   (769)    1,192      (1,631)     1,823

Other income, net                877       164       1,332        430

Income (loss) before
     income taxes                108     1,356        (299)     2,253

Income tax expense (benefit)      38       514        (108)       856

Net income (loss)              $  70    $  842      $ (191)   $ 1,397

Basic earnings (loss)
    per share                $  0.02   $  0.27      $(0.06)   $  0.46
Diluted earnings (loss)
    per share                $  0.02   $  0.24      $(0.06)   $  0.40
Diluted weighted average
   number of shares            3,424     3,508       3,198      3,484

See accompanying notes.


Item 1.  Financial Statements (continued)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
   (In Thousands)                                    (Unaudited)
                                                Nine Months Ended
                                                 Sep 30,    Sep 30,
                                                    1998       1997
 Cash flows from operating activities
   Net income (loss)                             $  (191)   $ 1,397
 Adjustments to reconcile net income(loss)
   to Net cash provided by operating activities:
  Depreciation of property and equipment             594        480
  Amortization of capitalized
     development costs                             2,558      2,203
  Deferred income taxes                             (340)       192
  Change in operating assets and liabilities:
       Accounts receivable                         3,042        538
       Notes receivable-trade                     (1,216)    (1,145)
       Inventory                                  (1,408)        27
       Prepaid expenses and other assets            (451)      (146)
       Accounts payable and accrued expenses      (2,917)      (278)
       Deferred revenue                            1,078        751
 Net cash provided by operating activities           749      4,019

 Cash flows from investing activities:
   Net purchases, sales, and
     maturities of investments                     1,252      1,047
    Notes receivable-other                           (54)      (773)
    Purchases of property and equipment           (3,023)      (575)
    Capitalized development costs                      0     (2,635)
    Other                                            (68)      (345)
 Net cash used in investing activities            (1,893)    (3,281)

 Cash flows from financing activities:
    Stock issuance pursuant to stock plans           399        568
    Issuance of long-term debt                       252          0
 Net cash provided by financing activities           651        568

 Effect of foreign exchange rate changes
   on cash and cash equivalents                      231       (119)

 Net increase (decrease) in cash and
  cash equivalents                                  (262)     1,187

 Cash and cash equivalents at
   beginning of period                             5,277      5,393

 Cash and cash equivalents at
   end of period                                 $ 5,015    $ 6,580

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

     (b) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

      The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 1998 and 1997 are as follows:
                           Three Months Ended  Nine Months Ended
                            Sep 30,   Sep 30,  Sep 30,  Sep 30,
                               1998      1997     1998     1997
  Net income (loss)          $   70    $ 514   $ (108)  $ 1,397
  Foreign currency
   translation adjustments      227     (118)     163      (275)
  Comprehensive income (loss)$  297    $ 396   $   55   $(1,122)

      The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:
                                                  1998   1997
  Foreign currency translation adjustments       $ 499  $ 336

  Accumulated other comprehensive income         $ 499  $ 336

(5) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended September 30, 1998 and 1997.

                                    Three Months      Nine Months
(In thousands, except per share data)   Ended            Ended
                                    Sep 30, Sep 30,  Sep 30,  Sep 30,
                                      1998    1997     1998     1997
Numerator:
  Numerator for basic and diluted
    earnings (loss) per share         $ 70   $ 842  $ (191)  $ 1,397
Denominator:
  Denominator for basic earnings
  (loss)per share -
   weighted average shares           3,226   3,104    3,198    3,066
  Effect of dilutive securities:
        Employee stock options         198     404        0      418
  Denominator for diluted  earnings
  (loss)per share - adjusted
  weighted average shares and
   assumed conversions               3,424   3,508    3,198    3,484
Basic earnings (loss) per share     $ 0.02  $ 0.27   $(0.06)  $ 0.46
Diluted earnings (loss) per share   $ 0.02  $ 0.24   $(0.06)  $ 0.40

The diluted per share denominator for the nine-month period ended September 30, 1998 excludes incremental shares of 269,585 related to employee stock options because of their anti-dilutive effect as a result of the Company's net loss for the period.


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

     The Company's initial review of its Year 2000 compliance position revealed limited exposure. A more detailed review and test is scheduled to occur in the upcoming quarters. The Company provides software licenses that are activated and remain active based on the date and time of the computer where the software resides. The Company's internally developed products are presently Year 2000 compliant. The Company relies on the hardware suppliers to address any and all Year 2000 issues and provide letters of compliance to the Company. The total cost that the Company estimates will be spent to remediate its Year 2000 issues will not be material and should not affect future financial results of operations, liquidity or capital resources. At this time, the Company fully expects to be Year 2000 compliant, however, it will remain dependent on its hardware suppliers to make Year 2000 compliant equipment available to its customers.

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

Results of Operations

      Net sales for the third quarter of 1998 were $5.6 million compared with $9.0 million for the third quarter of 1997. The overall decrease in net sales for the quarter was attributed to significant decreases in the software, hardware and Accelerated Discovery Service lines. Net sales for the first nine months of 1998 were $17.3 million compared to $22.1 million for the same period in 1997. Sales increases in software licenses and support were more than offset by decreases in hardware and accelerated discovery service sales during the nine-month period.

     For the three months ended September 30, 1998, software licenses sales decreased 5.6% to $2.8 million. The decrease is due to the delayed renewal of a large wide-area network sale and the continuing financial problems in the Pacific Rim. For the first nine months of 1998, software license sales increased 2.3% to $7.1 million compared to the same period for 1997. Support revenues for the third quarter of 1998 increased 13.7% to $2.1 million from the same period in 1997. Support sales increased 10.2% to $5.9 million for the nine-month period ending September 30, 1998. Accelerated discovery services ("ADS") sales decreased 84.6% to $0.4 million in the third quarter of 1998 and 66.8% to $2.1 million for the nine-months year-to-date. The decrease in ADS revenue is due to production issues discussed below. Hardware sales decreased 80.0% to $0.3 million for the third quarter 1998 and is attributable to the occurrence of several large orders in the third quarter of 1997. For the first nine months of 1998, hardware sales decreased 36.9% to $2.3 million compared to 1997. Sales to existing customers represent 84% of total revenues for the nine-month period. For the same period, sales of new products represent 12.4% of software license and accelerated discovery service sales.

     In the second quarter of 1998, Tripos introduced its new LeadQuestT library of compounds. LeadQuest includes compounds from other third-party suppliers that meet the Company's quality and diversity thresholds as well as newly designed compounds manufactured at Tripos Receptor Research. The Company experienced delays, estimated to be three months, in the design and construction of its new physical laboratory facilities in England. The first phase of the laboratory opened late in the third quarter. The delayed availability of the LeadQuest compounds has had a material impact on revenues and earnings for 1998, however, orders for LeadQuest compounds were received at the end of the quarter which created a backlog of shipments of $0.6 million.

     In  1997,  in  response to a market demand for  highly  purified compounds, Tripos and MDS Panlabs invested in state-of-the-art equipment for the further analysis and purification of the Optiverse compound library. The companies experienced delays in the purification process which resulted in a shortage of enhanced Optiverse compounds available for sale for the first half of 1998. On March 30, 1998, the Company restructured its agreement with MDS Panlabs to co-develop and market the OptiverseT library of chemical compounds. Under the terms of the new agreement, MDS Panlabs would begin to market the Optiverse library. After June 30, 1998, MDS
Panlabs assumed sole marketing and distribution rights to the Optiverse compounds. As a result of this shift in their relationship, MDS Panlabs agreed to make payments to Tripos for these rights and to pay royalties on future sales of Optiverse. In the second quarter of 1998, Tripos recognized revenues for its sales of Optiverse compounds up to June 30th along with an initial payment for the distribution rights. Tripos was to then recognize royalties from future sales of Optiverse by MDS Panlabs in the periods in which they were to occur. During the third quarter, the Company received a very small royalty payment for sales of Optiverse compounds, thus giving the Company concern for MDS Panlabs' ability to market the product. As a result of this concern, the Company has accelerated its write-down of remaining capitalized costs and the recognition of the guaranteed income attributable to the transfer of the marketing and distribution rights. This action eliminates future reliance upon MDS Panlabs' ability to make sales of Optiverse.

      Net sales for the Company's activities outside North America represented approximately 44.7% of total sales for the first nine months of 1998 compared to 38.6% for the same period in 1997. Net sales in Europe increased 2.5% for the first nine months of 1998 compared to 1997 and accounted for 37.5% and 28.6% of total net sales for the nine-month periods in 1998 and 1997, respectively. Net sales in the Pacific Rim, principally Japan, accounted for 7.2% and 10.0%
of total net sales for the first nine months of 1998 and 1997, respectively.

      Cost of sales for the quarter ending September 30, 1998 decreased 57.3% to $1.3 million and decreased 42.7% to $4.5 million for the nine-month period in 1998. These decreases were due to the decreases in sales of hardware and ADS compounds. Cost of sales as a percent of net sales was 23.8% and 25.9% for the three- and nine-month periods in 1998, and 34.6% and 35.3% for the three- and nine-month periods in 1997, respectively.

      Gross profit margin percentage for the third quarter of 1998 increased to 76.2% from 65.4% in 1997. For the first nine months of 1998, gross margin percentage increased to 74.1% from 64.7% for the same period in 1997. The increase in gross margin percentage is attributable to a change in the sales mix in that lower margin revenue sources, specifically hardware and chemical compound sales, represented a lower percentage of total net sales in 1998 compared to 1997.

      Sales and marketing expenses decreased 6.8% to $2.5 million for the three-month period in 1998 and 1.2% to $7.3 million for the nine-month period. Sales and marketing expenses as a percentage of net sales were 44.9% and 42.1% for the three- and nine-month periods in 1998 as compared to 30.0% and 33.3% for the same periods in 1997. The increase in the percent to sales, for the three- and nine-month periods of 1998, is a function of decreased sales.

      Research and development costs, including the costs that were capitalized, were $1.6 million and $2.0 million for the three-month periods in 1998 and 1997, $4.4 million and $5.7 million for the nine-month periods, respectively and represented 28.3%, 22.7%, 25.3% and 25.7% of net sales. Research and development expenses, net of capitalized development costs, represented 28.3% and 10.9% of net sales for the three-month periods in 1998 and 1997, and 25.3% and
12.4% of net sales for the nine-month periods ending September 30, 1998 and 1997, respectively. These decreases in gross R&D spending reflect a change in the treatment of compound related costs after the restructuring of the agreement with MDS/Panlabs. Due to the specifics of the relationship with MDS/Panlabs, compound costs were capitalized and amortized. However, compounds produced by the Company are now reflected in inventory on a unit cost basis. The increases in R&D expenses reflect the Company's commitment to investments in new product research such as continued development in web-based tools, desktop products, diverse compound libraries and combinatorial chemistry markets. These increases also reflect the Company's investment in sponsoring drug discovery research with the Wolfson Institute (formerly the Cruciform Group) at the University College of London and at Arena Pharmaceuticals, Inc.

      General and administrative expenses decreased to $0.9 million for the third quarter of 1998 compared to $1.0 million in 1997, and represent 16.8% and 11.3% of net sales for the respective periods. For the nine-month period, G & A expenses were $2.8 million and $2.4 million in 1998 and 1997, respectively. G&A year-to-date percent to net sales was 16.2% in 1998 and 10.9% in 1997. The increases in G&A percent to sales for 1998 relate to the addition of expenses related to Tripos Receptor Research Ltd. coupled with the decline in sales.

      Other income increased from $164,000 for the third quarter in 1997 to $877,000 for the comparable period in 1998. For the first nine months of 1998, other income was $1.3 million compared to $0.4 million in 1997. This change was due to the addition of interest expense from the financing of the Company's headquarters acquisition which was offset by net rental revenues from the building's tenants and recognition of the guaranteed income from the transfer of the rights to the Optiverse library from MDS/Panlabs.

      Income tax benefit was $108,000 for the nine-month period in 1998 which represents an effective tax rate of 36% compared to $856,000 of income tax expense at a rate of 38% for the same period in 1997. The Company's effective tax rate for the nine-months ended September 30, 1998 reflects a decrease to approximate the expected effective tax rate for the year ending December 31, 1998.


Liquidity, Capital Resources and Capital Commitments

      For the nine-month period ending September 30, 1998, net cash provided by operations was $0.7 million as a result of a net loss of $0.2 million, depreciation and amortization of $3.1 million and an increase in deferred revenue of $1.1 million and a decrease in accounts receivable of $3.0 million offset by an increase in notes receivable of $1.2 million, inventory of $1.4 million, prepaid expenses of $0.5 million and a decrease in accounts payable and accrued expenses of $2.9 million. For the same period in 1997, net cash provided by operations was $4.0 million as a result of net income of $1.4 million, depreciation and amortization of $2.7 million, an increase in accounts receivable of $0.5 million and an increase in deferred revenue of $0.8 million offset by an increase in notes receivable of $1.1 million and a decrease in accounts payable and accrued expenses of $0.3 million. The increase in inventory is due to the Company's acquisition of third party compounds for inclusion in the LeadQuest library along with the accumulated costs of producing compounds at its laboratory in England. Raw materials ($45,000), work-in-process ($30,000) and finished goods ($1,826,000)
make up the total value of the Company's inventory.

     Investments of $3.0 million in property and equipment, primarily at Tripos Receptor Research, were partially offset by a reduction of $1.2 million in marketable securities, resulting in a use of cash for investing activities of approximately $1.9 million in the first three quarters of 1998. Capitalized development costs were negligible for the first nine months of 1998 as the Company now expenses software development as incurred due to the shorter amount of time required to bring new products to market and uses the inventory accounting method for the new LeadQuestTM library of compounds. In the prior year, costs of designing and producing the OptiverseTM compounds were capitalized along with software development.

      The  Company  believes  that current working  capital  of  $7.6 million, together with continued cashflow from operations and the establishment of a $12 million line of credit with NationsBank, N.A. in October, 1998, will be adequate to fund liquidity requirements including investments in research and development, capital purchases, primarily related to the construction of laboratory facilities at Tripos Receptor Research in Bude, England, and any other commitments in the upcoming year.



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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               10.14 Loan Agreement between NationsBank, N.A.
                     and Tripos, Inc.
               27    Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from June 30, 1998 to September 30, 1998.




                           TRIPOS, INC.
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date: November 10, 1998       John P. McAlister  /s/
                              John P. McAlister
                              President and
                              Chief Executive Officer


Date: November 10, 1998       Colleen A. Martin  /s/
                              Colleen A. Martin
                              Chief Financial Officer, Secretary




                          Exhibit  Index

Exhibit No.    Description

10.14          Loan Agreement between NationsBank, N.A. and Tripos, Inc.
27             Financial Data Schedule







Exhibit 10.14







                          LOAN AGREEMENT

                              between

                         NATIONSBANK, N.A.
                             as Lender

                                and

                           TRIPOS, INC.
                            as Borrower


                    Effective October 16, 1998





                         Table of Contents


1.   Effective Date.

2.   Definitions and Rules of Construction.
     2.1. Listed Definitions.
     2.2. Other Definitions.
     2.3. References to Borrower.
     2.4. References to Covered Persons.
     2.5. Accounting Terms.
     2.6. Meaning of Satisfactory.
     2.7. Computation of Time Periods.
     2.8. General.

3.   Lender's Commitment.
     3.1. Revolving Loan Commitment.
          3.1.1. Aggregate Amount; Reductions.
          3.1.2. Limitation on Revolving Loan Advances.
          3.1.3. Revolving Note.
     3.2. Letter of Credit Commitment.

4.   Interest.
     4.1. Interest on Draws on Letters of Credit.
     4.2. Interest on Loans; Interest Periods for Eurodollar Loans.

     4.3. Increments.
     4.4. Conversion of Loans.
     4.5. Time of Accrual.
     4.6. Computation.
     4.7. Rate After Maturity.

5.   Fees.
     5.1. Commitment Fee.
     5.2. Letter of Credit Fees.
     5.3. Calculation of Fees.

6.   Payments.
     6.1. Scheduled Payments on Revolving Loan.
          6.1.1. Interest.
          6.1.2. Principal.
     6.2. Reimbursement Obligations.
     6.3. Prepayments.
          6.3.1. Mandatory Prepayments When Over-Advances Exist.
     6.4. Manner of Payments and Timing of Application of Payments.

          6.4.1. Payment Requirement.
     6.5. Application of Payments and Proceeds.
          6.5.1. Interest Calculation.
     6.6. Voluntary Prepayments.
     6.7. Returned Instruments.
     6.8. Compelled Return of Payments or Proceeds.
     6.9. Due Dates Not on Business Days.

7.   Procedure for Obtaining Advances and Letters of Credit.
     7.1. Initial Advances.
     7.2. Revolving Loan Advances.
          7.2.1. Borrower Requests.
          7.2.2.  Lender's  Right  to  Make  Other  Revolving  Loan Advances.
               7.2.2.1.             Payment  of Loan Obligations.
               7.2.2.2.             Payments to Other  Creditors.
     7.3. Letters of Credit.
     7.4. Disbursement.
     7.5. Restrictions on Advances.
     7.6. Restriction on Number of Eurodollar Loans.
     7.7. Each Advance Request Certification.
     7.8. Requirements for Every Advance Request.
     7.9. Requirements for Every Request for Issuance of a Letter of Credit.
     7.10.  Exoneration of  Lender.
     7.11.  Suspension of Obligation to Make Eurodollar  Advances.

8.   Security and Guaranties.
     8.1. Mortgages.
     8.2. Security Agreements.
     8.3. Collateral Assignments; Grant of Security Interest.
     8.4. Pledge Agreements.
     8.5. Guaranties.

9.   Power of Attorney.

10.  Conditions of Lending.
     10.1.Conditions to Initial  Advance.
          10.1.1.  Listed Documents and Other  Items.
          10.1.2.  Financial  Condition.
          10.1.3.  Default.
          10.1.4.  Perfection of Security  Interests.
          10.1.5.  Representations and  Warranties.
          10.1.6.  Material Adverse  Change.
          10.1.7.  Pending  Material Proceedings.
          10.1.8.  Payment of  Fees.
          10.1.9.  Other  Items.
     10.2. Conditions to Subsequent  Advances.
          10.2.1.  General  Conditions.
          10.2.2.  Representations and  Warranties.
          10.2.3.  Default.
          10.2.4.  No  Material Adverse Change.

11.  Conditions to Issuance of Letters of Credit.
     11.1. Reimbursement  Agreement.
     11.2. No  Prohibitions.
     11.3. Conditions to Initial  Advances.
     11.4. Representations and  Warranties.
     11.5. No  Default.
     11.6. No  Material Adverse Change.

12.  Representations and Warranties.
     12.1. Organization and  Existence.
     12.2. Authorization.
     12.3. Due  Execution.
     12.4. Enforceability of  Obligations.
     12.5. Burdensome  Obligations.
     12.6. Legal  Restraints.
     12.7. Labor  Disputes.
     12.8. No  Material Proceedings.
     12.9. Material  Licenses.
     12.10. Compliance with Material  Laws.
          12.10.1.  Proceedings.
          12.10.2.  Hazardous Materials on Real  Property.
     12.11. Other  Names.
     12.12. Financial  Statements.
     12.13. No  Change in Condition.
     12.14. No  Defaults.
     12.15. Solvency.
     12.16. Encumbrances.
     12.17. Real  Property.
     12.18. Indebtedness.
     12.19. Investments.
     12.20. Indirect  Obligations.
     12.21. Capital  Leases.
     12.22. Tax  Liabilities; Governmental Charges.
     12.23. Pension Benefit  Plans.
     12.24. Welfare Benefit  Plans.
     12.25. Retiree  Benefits.
     12.26. Distributions.
     12.27. Chief  Place of Business; Locations of Collateral.
     12.28. State  of Collateral and other Property.
          12.28.1. Accounts.
          12.28.2. Inventory.
          12.28.3. Equipment.
          12.28.4. Intellectual  Property.
          12.28.5. Documents, Instruments and Chattel  Paper.
     12.29. Negative  Pledges.
     12.30. Margin  Stock.
     12.31. Securities  Matters.
     12.32. Investment Company Act,  Etc.
     12.33. No  Material Misstatements or Omissions.
     12.34. Year  2000 Compliance.

13.  Survival.

14.  Affirmative Covenants.
     14.1. Use  of Proceeds.
     14.2. Corporate  Existence.
     14.3. Maintenance of Property and  Leases.
     14.4. Inventory.
     14.5. Insurance.
     14.6. Payment  of Taxes and Other Obligations.
     14.7. Compliance With  Laws.
     14.8. Discovery and Clean-Up of Hazardous  Material.
     14.9. Termination of Pension Benefit  Plan.
     14.10. Notice to Lender of Material  Events.
     14.11. Borrowing  Officer.
     14.12. Maintenance of Security Interests of Security Documents.
          14.12.1. Preservation  and Perfection of Security  Interests.
          14.12.2. Collateral Held by Warehouseman, Bailee,  etc.
          14.12.3. Compliance With Terms of Security  Documents.
     14.13. Accounting System; Tracing of  Proceeds.
     14.14. Financial  Statements.
          14.14.1. Annual  Financial Statements.
          14.14.2. Quarterly Financial  Statements.
     14.15. Other  Financial Information.
          14.15.1. Other Reports or Information Concerning Accounts, or Inventory.
          14.15.2. Stockholder and SEC  Reports.
          14.15.3. Pension Benefit Plan  Reports.
          14.15.4. Tax  Returns.
     14.16. Review  of Accounts.
     14.17. Inventory.
     14.18. Annual  Projections.
     14.19. Other  Information.
     14.20. Exams  by Lender.
     14.21. Verification of Accounts, and Notices to Account Debtors.
     14.22. Access  to Officers and Auditors.
     14.23. Intercompany  Indebtedness.
     14.24. Year  2000 Compliance.
     14.25. Further  Assurances.

15.  Negative Covenants.
     15.1. Investments.
     15.2. Indebtedness.
     15.3. Security  Interests.
     15.4. Capital  Leases.
     15.5. Change  of Control.
     15.6. Distributions.
     15.7. Indirect  Obligations.
     15.8. Capital  Structure; Equity Securities.
     15.9. Change  of Business.
     15.10. Transactions With  Affiliates.
     15.11. Cash  Transfers.
     15.12. No  Default on Indebtedness or Material Agreements.
     15.13. Conflicting  Agreements.
     15.14. Fiscal  Year.
     15.15. New  Subsidiaries.
     15.16. Transactions Having a Material Adverse Effect or
            Causing a Default.
     15.17. Disposal of  Property.
     15.18. Intellectual  Property.
     15.19. Acquisitions.

16.  Financial Covenants.
     16.1. Special  Definitions.
     16.2. Maximum  Leverage.
     16.3. Minimum Current  Ratio.
     16.4. Minimum Fixed Charge Coverage  Ratio.
     16.5. Minimum  EBITDA.
     16.6. Maximum  Capital Expenditures.

17.  Default.
     17.1. Events  of Default.
          17.1.1. Failure to Pay Principal or  Interest.
          17.1.2. Failure to Pay Other Amounts Owed to  Lender.
          17.1.3. Failure to Pay Amounts Owed to Other  Persons.
          17.1.4. Representations or  Warranties.
          17.1.5. Certain  Covenants.
          17.1.6. Other  Covenants.
          17.1.7. Acceleration of Other  Indebtedness.
          17.1.8. Default  Under Other Agreements.
          17.1.9. Default  Under Tripos Realty NationsBank Indebtedness.
          17.1.10. Bankruptcy; Insolvency;  Etc.
          17.1.11. Judgments; Attachment; Settlement;  Etc.
          17.1.12. Pension Benefit Plan Termination,  Etc.
          17.1.13. Liquidation or  Dissolution.
          17.1.14. Seizure of  Assets.
          17.1.15. Loan  Documents; Security Interests.
          17.1.16. Loss  to Collateral.
          17.1.17. Cross-Default.
          17.1.18. Material Adverse  Change.
          17.1.19. Guaranty  Default.
     17.2. Rights  and Remedies in the Event of Default.
          17.2.1.  Termination of  Commitments.
          17.2.2.  Acceleration.
          17.2.3.  Right  of Set-off.
          17.2.4.  Notice to Account  Debtors.
          17.2.5.  Entry  Upon Premises and Access to Information.
          17.2.6.  Borrower's  Obligations.
          17.2.7.  Secured Party  Rights.
          17.2.8.  Miscellaneous.
          17.2.9.  Application of  Funds.
     17.3. Limitation of Liability;  Waiver.
     17.4. Notice.

18.  Changes in Circumstances.
     18.1. Compensation for Increased Costs and Reduced Returns;
           Capital Adequacy.
          18.1.1. Increased Costs or Reduced Returns to  Lender.
          18.1.2. Capital  Adequacy.
          18.1.3. Notice  to Borrower.
     18.2.  Limitations on Eurodollar  Loans.
          18.2.1. Market  Failure.
          18.2.2. Inadequate Reflection of  Cost.
     18.3.  Illegality.
     18.4.  Compensation.
          18.4.1. Early  Payment.
          18.4.2. Failure to Take  Advances.
     18.5.  Treatment of Affected Revolving  Loans.
          18.5.1. Payments.
          18.5.2. Prime  Rate.

19.  Taxes.
     19.1. Gross-Up.
     19.2. Lender's  Undertaking.

20.  Usury Limitations.

21.  General.
     21.1.  Lender's Right to  Cure.
     21.2.  Rights  Not Exclusive.
     21.3.  Survival  of Agreements.
     21.4.  Payment  of Expenses.
     21.5.  General  Indemnity.
     21.6.  Letters of  Credit.
     21.7.  Changes  in Accounting Principles.
     21.8.  Other  Security.
     21.9.  Loan  Records.
     21.10.  Loan  Obligations Payable in Dollars.
     21.11.  Other  Security and Guaranties.

22.  Miscellaneous.
     22.1. Notices.
     22.2. Confidentiality.
     22.3. Amendments, Waivers and  Consents.
     22.4. Rights  Cumulative.
     22.5. Successors and  Assigns.
     22.6. Severability.
     22.7. Counterparts.
     22.8. Governing Law; No Third Party  Rights.
     22.9. Counterpart Facsimile  Execution.
     22.10. No  Other Agreements.
     22.11. Negotiated  Transaction.
     22.13. Acknowledgment of Licensing  Arrangements.
     22.14. CHOICE OF  FORUM.
     22.15. SERVICE OF  PROCESS.
     22.16. JURY  TRIAL.
     22.17. Incorporation By  Reference.
     22.18. Statutory  Notice.
     22.19. Statutory  Notice-Insurance.

IV.  Fixed Charge Coverage (Section 16.4)

V.   Minimum EBITDA (Section 16.5)



                          LOAN AGREEMENT

In consideration of the mutual agreements herein and other sufficient consideration, the receipt of which is hereby acknowledged, Tripos, Inc., a Utah corporation ("Borrower") and NationsBank, N.A. ("Lender") agree as follows:

1.   Effective Date.
This Agreement is effective October 16, 1998.

2.   Definitions and Rules of Construction.

     2.1. Listed Definitions.
Capitalized words defined in the Glossary and Index of Defined
Terms attached hereto as Exhibit 2.1 shall have such defined meanings wherever used in this Agreement and the other Loan
Documents.

     2.2. Other Definitions.
If a capitalized word in this Agreement is not defined in the Glossary and Index of Defined Terms, it shall have such meaning as defined elsewhere herein, or if not defined elsewhere herein, the meaning defined in the UCC.

     2.3. References to Borrower.
The word "Borrower" refers to Tripos, Inc., a Utah corporation.

     2.4. References to Covered Persons.
The words "Covered Person", "a Covered Person", "any Covered Person", "each Covered Person", and "every Covered Person" refer to Borrower and each of its direct and indirect Subsidiaries separately, including, without limitation, Tripos Realty, LLC, Tripos UK Holdings Limited, Tripos UK Limited, Tripos Receptor Research Limited, Tripos SARL, and Tripos GmbH. The words "Covered Persons" refer to Borrower and its Subsidiaries collectively.

     2.5. Accounting Terms.
Unless the context otherwise requires, accounting terms herein that are not defined herein shall be determined under GAAP. All financial measurements contemplated hereunder respecting Borrower shall be made and calculated for Borrower and all of its now existing or later acquired, created or organized subsidiaries, on a consolidated basis in accordance with GAAP unless expressly provided otherwise herein.

     2.6. Meaning of Satisfactory.
Whenever herein a document or matter is required to be satisfactory to Lender, unless expressly stated otherwise such document must be satisfactory to Lender in both form and substance in its commercially reasonable discretion, and unless expressly stated otherwise, Lender shall have the commercially reasonable discretion to determine whether the document or matter is satisfactory. The right to exercise such discretion is absolute.

     2.7. Computation of Time Periods.
In computing or defining periods of time from a specified date to a later specified date, and in computing the accrual of interest or fees, the word from shall mean from and including and the words to and until shall each mean to but excluding. Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed, and references in this Agreement to months and years are to calendar months and calendar years unless otherwise specified.

     2.8. General.
Unless the context of this Agreement clearly requires otherwise:
(i) references to the plural include the singular and vice versa;
(ii) references to any Person include such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement; (iii) references to one gender include all genders; (iv) including is not limiting; (v) or has the inclusive meaning represented by the phrase and/or; (vi) the words hereof, herein, hereby, hereunder and similar terms in this Agreement refer to this Agreement as a whole, including its Exhibits, and not to any particular provision of this Agreement;
(vii) the word Section or section and Page or page refer to a section or page, respectively, of, and the word Exhibit refers to an Exhibit to, this Agreement unless it expressly refers to something else; (viii) reference to any agreement, document, or instrument (including this Agreement and any other Loan Document or other agreement, document or instrument defined herein), means such agreement, document, or instrument as amended, modified, restated or replaced and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, and includes all attachments thereto and documents incorporated therein, if any; and (ix) general and specific references to any Law means such Law as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time. Section captions and the Table of Contents are for convenience only and shall not affect the interpretation or construction of this Agreement or the other Loan Documents.

3.   Lender's Commitment.
Subject to the terms and conditions hereof, and in reliance upon the representations and warranties of Borrower herein, and the representations and warranties of Guarantors in their Guaranty, Lender makes the following commitment to Borrower:

     3.1. Revolving Loan Commitment.

          3.1.1. Aggregate Amount; Reductions.
     Subject to the limitations in Section 3.1.2 and elsewhere herein, Lender commits to make available to Borrower, from the Effective Date to the Revolving Loan Maturity Date a "Revolving Loan Commitment" of $12,000,000 by funding Revolving Loan Advances made from time to time by Lender as provided herein to accounts at Lender. Subject to the limitations in Section 3.1.2 and elsewhere herein, payments and prepayments that are applied to reduce the Revolving Loan may be reborrowed through Revolving Loan Advances. The Revolving Loan Commitment will reduce automatically to a lesser Dollar amount on certain dates as listed in the table below.

          Effective Date      Reduction      New Revolving Loan
           of Reduction                         Commitment
          October 16, 2001    $3,000,000          $9,000,000
          October 16, 2002v   $3,000,000          $6,000,000

     Borrower may also reduce the amount of the Revolving Loan Commitment in whole multiples of $100,000 at any time and from time to time, but only if (i) Borrower gives Lender written notice of Borrower's intention to make such reduction at least three Business Days prior to the effective date of the reduction, and (ii) Borrower makes on the effective date of the reduction any payment on the Revolving Loan required under
     Section 6.3.1 as a consequence of the reduction. Any such reduction of the amount of the Revolving Loan Commitment, whether scheduled or voluntary, shall be permanent.

          3.1.2. Limitation on Revolving Loan Advances.
     No Revolving Loan Advance will be made which would result in the Revolving Loan exceeding the Maximum Available Amount and no Revolving Loan Advance will be made on or after the Revolving Loan Maturity Date. Lender may, however, in its absolute discretion make Revolving Loan Advances exceeding the Maximum Available Amount, but shall not be deemed by doing so to have increased the Maximum Available Amount and shall not be obligated to make any such Revolving Loan Advances thereafter. The "Maximum Available Amount" on any date shall be a Dollar amount equal to the Revolving Loan Commitment on such date minus the Letter of Credit Exposure on such date (except to the extent that such Revolving Advance will be used immediately to reimburse Lender for unreimbursed draws on a Letter of Credit. At any time that there is an Existing Default, the Revolving Loan Commitment may be canceled as provided in Section 17.2 0.

          3.1.3. Revolving Note.
     The obligation of Borrower to repay Lender's Revolving Loan shall be evidenced by a promissory note payable to the order of Lender in a maximum principal amount equal to the amount of the Revolving Loan Commitment and otherwise satisfactory to Lender.

     3.2. Letter of Credit Commitment.
Lender commits to issue commercial and standby letters of credit for the account of Borrower from time to time from the Effective Date to the Revolving Loan Maturity Date, but only in connection with transactions satisfactory to Lender and only if the Letter of Credit Exposure will not as a result of such issuance exceed the lesser of (i) $2,500,000 and (ii) any excess of the Maximum Available Amount over the Aggregate Revolving Loan. The expiration date of any Letter of Credit will not be more than one year after its issuance date and in no event will be later than the Revolving Loan Maturity Date unless Borrower deposits with Lender cash collateral satisfactory to Lender to secure reimbursement by Borrower of all amounts drawn on such Letter of Credit and all applicable fees.

4.   Interest.

     4.1. Interest on Draws on Letters of Credit.
Borrower shall pay interest on the unreimbursed amount of each draw on a Letter of Credit at a rate per annum equal to the Prime Rate.

     4.2. Interest on Loans; Interest Periods for Eurodollar Loans. Borrower may, as provided herein, designate each Advance or part of an Advance to be either a Prime Rate Advance or a Eurodollar Advance; provided, however, during the existence of an Existing Default, Borrower may not designate an Advance or part of an Advance as a Eurodollar Advance. Each Prime Rate Advance when made will become a Prime Rate Loan, which shall bear interest at the Prime Rate (which will fluctuate as described in Section 4.6) plus the Prime Increment (determined from time to time as provided in Section 4.3). Each Eurodollar Advance when made will become a Eurodollar Loan, which shall bear interest at the Adjusted Eurodollar Rate. The "Adjusted Eurodollar Rate" for any Eurodollar Loan is the Adjusted Eurodollar Base Rate (which shall be determined before the beginning of the applicable Interest Period as provided herein and shall apply throughout such Interest Period) plus the applicable Eurodollar Increment (as defined below) determined from time to time as provided in Section 4.3. Borrower may also, as provided herein, convert some or all of a Prime Rate Loan into a Eurodollar Loan, and some or all of a Eurodollar Loan into a Prime Rate Loan. Borrower shall select an Interest Period for each Eurodollar Loan. Each Interest Period shall be either one, two, three, or six months; provided that (i) every such Interest Period shall commence on the date of the Advance; (ii) if any Interest Period would otherwise expire on a day of a calendar month which is not a Business Day, then such Interest Period shall expire on the next succeeding Business Day in that calendar month; provided, however, that if the next succeeding Business Day would be in the following calendar month, it shall expire on the first preceding Business Day; (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and (iv) no Interest Period shall extend beyond the Revolving Loan Maturity Date. A Eurodollar Loan shall bear interest at the Adjusted Eurodollar Rate throughout the applicable Interest Period designated by Borrower.

     4.3. Increments.
The initial applicable Prime Increment and Eurodollar Increment shall be determined on the Effective Date in accordance with the table below based on the ratio of (i) the Total Funded Indebtedness of Borrower to (ii) the EBITDA of Borrower for the twelve month period ended June 30, 1998. Thereafter, the applicable Prime Increment and Eurodollar Increment shall be determined quarterly, beginning with Borrower's fiscal quarter ended September 30, 1998 in accordance with the table below, based on the ratio of Borrower's Total Funded Indebtedness to Borrower's EBITDA, as reflected in the consolidated Financial Statements of Borrower for the fiscal quarter most recently ended, for the twelve month period then ended:

    Ratio of Total Funded         Prime       Eurodollar
    Indebtedness to             Increment     Increment
    EBITDA                         (%)           (%)

  Greater than or                   0%         +1.75%
  equal to 1.75 to 1.00

  Greater than or                   0%         +1.50%
  equal to 1.50 to
  1.00 and less than
  1.75 to 1.00

  Less than 1.50 to 1.00            0%         +1.25%

Any change in the Prime Increment and Eurodollar Increment shall become applicable on the fifth Business Day following the day when Borrower delivers its Financial Statements for the fiscal quarter most recently ended to Lender as required in Section 14.14.2. The foregoing notwithstanding, any change in the Eurodollar Increment shall not become applicable to any Eurodollar Loan until and unless it is renewed as a Eurodollar Loan.

     4.4. Conversion of Loans.
Borrower may (i) at any time convert some or all of a Prime Rate Loan to a Eurodollar Loan, or (ii) at the end of any Interest Period of a Eurodollar Loan, continue the Loan as a Eurodollar Loan for an additional Interest Period or convert some or all of such Eurodollar Loan to a Prime Rate Loan. To cause any conversion or continuation, Borrower shall give Lender, prior to 11:00 a.m. St. Louis time at least two Business Days prior to the date the conversion or continuation is to be effective, a written request (which may be mailed, personally delivered or telecopied as provided in Section 22.1) or an oral request (which must be confirmed by facsimile on such date) (a) specifying whether a conversion or continuation is requested, (b) in the case of a conversion, specifying the amount to be converted and whether it is to be a Eurodollar Loan or a Prime Rate Loan upon the conversion, and (c) in the case of any conversion to or continuation of a Eurodollar Loan, specifying the Interest Period therefor. If such notice is not given by 11:00 a.m. St. Louis time on the second Business Day preceding the last day of the Interest Period of a Eurodollar Loan, then Borrower shall be deemed to have timely given a notice to Lender requesting to convert all of such Eurodollar Loan to a Prime Rate Loan. In the case of a Eurodollar Loan, any conversion or continuation shall become effective only on the day following the last day of the current Interest Period.

     4.5. Time of Accrual.
Interest shall accrue on all principal amounts outstanding from the date when first outstanding to the date when no longer outstanding. Amounts shall be deemed outstanding until payments are applied thereto as provided herein.

     4.6. Computation.
Interest shall be computed for the actual days elapsed over a year deemed to consist of 360 days. Interest rates that are based on the Prime Rate shall change simultaneously with any change in the Prime Rate and shall be effective for the entire day on which such change becomes effective. The Prime Rate will be determined by Lender before the initial Advance on the Effective Date and on each Business Day thereafter when the Prime Rate changes.

     4.7. Rate After Maturity.
Borrower shall pay interest on the Loans after their Maturity, and (at the option of Lender on the Loans and on the other Loan
Obligations) upon the occurrence and during the continuance of an Event of Default, at a rate per annum of three percent (3%) plus the interest rate otherwise in effect hereunder.

5.   Fees.

     5.1. Commitment Fee.
Borrower shall pay to Lender a "Commitment Fee" calculated by applying the daily equivalent of the applicable per annum "Commitment Fee Percentage" from the table below (based on the ratio of Borrower's Total Funded Indebtedness to Borrower's EBITDA, as reflected in the consolidated Financial Statements of Borrower for the fiscal quarter most recently ended, for the twelve month period then ended) to the Unused Revolving Commitment on each day during the period from the Effective Date to the Maturity Date.
The "Unused Revolving Commitment" on any day shall be the amount of the Revolving Loan Commitment minus the sum of the Aggregate Revolving Loan and the Letter of Credit Exposure. The Commitment Fee shall be payable quarterly in arrears, commencing on the first day of the first calendar quarter beginning after the Effective Date and continuing on the first day of each calendar quarter thereafter and on the Maturity Date. Any change in the Commitment Fee Percentage shall become applicable on the fifth Business Day following the day when Borrower delivers its Financial Statements for the fiscal quarter most recently ended to Lender as required in
Section 14.14.2.

    Ratio of Total Funded                Commitment fee
    Indebtedness to EBITDA                 Percentage
Greater than or equal to 1.75 to 1.00         .375%

Greater than or equal to 1.50                 .250%
to 1.00 and less than 1.75 to 1.00

Less than 1.50 to 1.00                        .125%

     5.2. Letter of Credit Fees.
Borrower shall pay to Lender a "Letter of Credit Fee" for each Letter of Credit issued by Lender. The Letter of Credit Fee for each standby Letter of Credit shall be calculated by applying the daily equivalent of the per annum Eurodollar Increment in effect on the date of issuance of such Letter of Credit to the undrawn amount available under such Letter of Credit as of each day commencing when such Letter of Credit is issued by Lender. The Letter of Credit Fee for each documentary Letter of Credit shall be calculated by applying the daily equivalent of the per annum Commitment Fee Percentage in effect on the date of issuance of such Letter of Credit to the undrawn amount available under such Letter of Credit as of each day commencing when such Letter of Credit is issued by Lender. Borrower shall also pay to Lender a "Fronting Fee" equal to .125% of the undrawn amount available under each Letter of Credit issued by Lender as of its issuance date, and Lender's other customary, nominal fees for issuance, amendment, or renewal of a Letter of Credit and, as Lender and Borrower may agree with respect to each Letter of Credit, for each negotiation of a draft drawn under such Letter of Credit. The Letter of Credit Fee due for any Letter of Credit shall be payable quarterly in arrears beginning on the first day of the first calendar quarter after the date such Letter of Credit is issued and continuing on the first day of each calendar quarter thereafter while such Letter of Credit is outstanding. The Fronting Fee due for any Letter of credit shall be payable in advance, commencing on the issuance date of such Letter of Credit. Lender's customary fees for processing draws on Letters of Credit and the like shall be payable in accordance with Lender's practice at the time.

     5.3. Calculation of Fees.
All of the foregoing fees and all other fees payable to Lender that are based on an annual percentage shall be calculated on the basis of a year deemed to consist of 360 days and for the actual number of days elapsed, and in accordance with Section 2.7.

6.   Payments.

     6.1. Scheduled Payments on Revolving Loan.

          6.1.1. Interest.
     Borrower shall pay interest accrued on each Prime Rate Loan included in the Revolving Loan quarterly in arrears beginning on the first day of the first full calendar quarter following the Effective Date and continuing on the first day of each calendar quarter thereafter, and on the Revolving Loan
     Maturity Date. Borrower shall pay interest accrued on each Eurodollar Loan included in the Revolving Loan at the end of its Interest Period. Borrower shall pay interest accrued on each Revolving Loan after the Revolving Loan Maturity Date on demand.

          6.1.2. Principal.
     Borrower shall repay the entire amount of the Revolving Loan on the Revolving Loan Maturity Date.

     6.2. Reimbursement Obligations.
Borrower hereby unconditionally agrees to immediately pay to Lender on demand at the Lending Office all amounts required to pay all drafts drawn under all Letters of Credit issued for the account of Borrower and all reasonable expenses incurred by Lender in connection with such Letters of Credit and, in any event and without demand, to remit to Lender (which may be through obtaining Advances if permitted under Section 3.1.2) sufficient funds to pay all Obligations arising under any Letter of Credit issued for the account of Borrower. Borrower agrees to comply with all provisions of any Letter of Credit application and reimbursement agreement, and each application and reimbursement agreement shall be deemed to be a "Loan Document" hereunder.

     6.3. Prepayments.

          6.3.1. Mandatory Prepayments When Over-Advances Exist.
     If at any time the Revolving Loan exceeds the Maximum Available Amount, whether as a result of optional Revolving Loan Advances by Lender as contemplated by Section 3.1.2, reductions in the Revolving Loan Commitment, or otherwise, Borrower shall immediately make a payment in the amount of such excess to Lender and the failure to make any such payment shall be an Event of Default. Each such prepayment will be applied by Lender first to reduce the Prime Rate Loans that are included in the Revolving Loan until they are reduced to zero, and then to reduce the Eurodollar Loans that are included in the Revolving Loan.

     6.4. Manner of Payments and Timing of Application of Payments.

          6.4.1. Payment Requirement.
     Borrower shall make each payment on the Loan Obligations to Lender for the account of Lender as required hereunder and under the other Loan Documents at the Lending Office on the date when due, without deduction, set-off or counterclaim. All payments on the Loan Obligations shall be by wire transfer or direct debit to accounts maintained by Borrower at Lender.

     6.5. Application of Payments and Proceeds.
All payments received by Lender in immediately available funds at or before 1:00 p.m. (St. Louis time) on a Business Day will be applied to the relevant Loan Obligation on the same day. Such payments received on a day that is not a Business Day or after 1:00 p.m. on a Business Day will be applied to the relevant Loan Obligation on the next Business Day. Except as expressly provided otherwise herein, Lender may apply, and reverse and reapply, payments and proceeds of the Collateral to the Loan Obligations in such order and manner as Lender determines in its absolute discretion absent specific instructions by Borrower. Borrower hereby irrevocably waives the right to direct the application of payments and proceeds of Collateral so long as there is any Existing Default. All payments and prepayments shall be deemed made on Prime Rate Loans that are included in the Revolving Loan, and then to the Eurodollar Loans included in the Revolving Loan; provided, however, that payments received on the last day of any Interest Period shall first be applied to the Eurodollar Loans with an Interest Period ending on such date until such Loans are paid in full, and then to the Prime Rate Loans included in the Revolving Loan.

          6.5.1. Interest Calculation.
     Section 6.5 notwithstanding, for purposes of interest calculation only (i) a payment in cash, by wire transfer, or by ACH transfer, received at or before 1:00 p.m. (St. Louis time) on a Business Day shall be deemed to have been applied to the relevant Loan Obligation on the Business Day when it is received, and (ii) a payment in cash, by wire transfer or by ACH transfer, received on a day that is not a Business Day or after 1:00 p.m. (St. Louis time) on a Business Day shall be deemed to have been applied to the relevant Loan Obligation on the next Business Day.

     6.6. Voluntary Prepayments.
Borrower shall not be entitled to prepay any Eurodollar Loan (except at the end of the applicable Interest Period). Borrower may wholly prepay any Prime Rate Loan that is included in the Revolving Loan at any time and may make a partial prepayment thereon from time to time, without penalty or premium.

     6.7. Returned Instruments.
If a payment is made by check, draft or other instrument and the check, draft or other instrument is returned unpaid, any application of the payment to the Loan Obligations will be reversed and will be treated as never having been made.

     6.8. Compelled Return of Payments or Proceeds.
If Lender is for any reason compelled to surrender any payment or any proceeds of Collateral because such payment or the application of such proceeds is for any reason invalidated, declared fraudulent, set aside, or determined to be void or voidable as a preference, an impermissible setoff, or a diversion of trust funds, then this Agreement and the Loan Obligations to which such payment or proceeds was applied or intended to be applied shall be revived as if such application was never made; and Borrower shall be liable to pay to Lender, and shall indemnify Lender for and hold Lender harmless from any loss with respect to, the amount of such payment or proceeds surrendered. This Section shall be effective notwithstanding any contrary action that Lender may take in reliance upon its receipt of any such payment or proceeds. Any such contrary action so taken by Lender shall be without prejudice to Lender's rights under this Agreement and shall be deemed to have been conditioned upon the application of such payment or proceeds having become final and indefeasible. The provisions of this Section shall survive termination of the Commitments, the expiration of all Letters of Credit, and the payment and satisfaction of all of the Loan Obligations.

     6.9. Due Dates Not on Business Days.
If any payment required hereunder becomes due on a date that is not a Business Day, then such due date shall be deemed automatically extended to the next Business Day.

7.   Procedure for Obtaining Advances and Letters of Credit.

     7.1. Initial Advances.
Lender will fund and make the initial Revolving Loan Advance on the Effective Date if directed by Borrower in a written direction delivered to Lender. The manner of disbursement shall be subject to Lender's approval.

     7.2. Revolving Loan Advances.

          7.2.1. Borrower Requests.
     Borrower may request a Revolving Loan Advance at any time, but not more often than once each Business Day, by submitting a request therefor to Lender as provided in Section 7.8. Every request for a Revolving Loan Advance shall be irrevocable. A request for an Advance received by Lender on a day that is not a Business Day or that is received by Lender after 11:00 a.m. (St. Louis time) on a Business Day shall be treated as having been received by Lender at 11:00 a.m. (St. Louis time) on the next Business Day. All Advances shall be funded to Borrower's account at Lender.

          7.2.2. Lender's Right to Make Other Revolving Loan Advances.

               7.2.2.1.  Payment of Loan Obligations.
          Lender shall have the right to make Revolving Loan Advances at any time and from time to time to cause timely payment of any of the Loan Obligations or any other amounts required to be paid by Borrower hereunder or under any of the other Loan Documents. Lender may select the Advance Date for any such Revolving Loan Advance, but such Advance Date may only be a Business Day. Lender will use reasonable efforts to give notice to Borrower after any such Revolving Loan Advance is made (but shall have no liability for failing to give such notice). Any such Revolving Loan Advance will be a Prime Rate Advance.

               7.2.2.2.  Payments to Other Creditors.
          If Lender becomes obligated to reimburse or pay to any creditor of Borrower any amount in order to (i) obtain a release of such creditor's Security Interest in any of the Collateral, or (ii) otherwise satisfy an Obligation of Borrower to such creditor to the extent not indefeasibly satisfied by the initial Advances, then
          Lender shall have the right to make Revolving Loan Advances for that purpose. Lender may select the Advance Date for any such Advance, but such Advance Date may only be a Business Day. Lender will use reasonable efforts to give notice to Borrower prior to such Revolving Loan Advance being made (but shall have no liability for failure to give such notice) and will give notice to Borrower after any such Revolving Loan Advance is made. Any such Revolving Loan Advance will be a Prime Rate Advance.

     7.3. Letters of Credit.
Borrower may request the issuance of a Letter of Credit by submitting an issuance request to Lender that meets the requirements of Section 7.9 and executing the reimbursement agreement required under Section 11.1 no less than five Business
Days prior to the requested issue date for such Letter of Credit.

     7.4. Disbursement.
Provided that all conditions precedent herein to a requested Advance have been satisfied, Lender will make the amount of such requested Advance available to Borrower on the applicable Advance Date in immediately available funds in Dollars at the Lending Office.

     7.5. Restrictions on Advances.
No Prime Rate Advance will be made unless it is a whole multiple of $100,000 and not less than $100,000. No Eurodollar Advance will be made unless it is a whole multiple of $250,000 and not less than $250,000. No more than one Revolving Loan Advance (which may include a portion which is a Eurodollar Loan and a portion which is a Prime Rate Loan) will be made on any one day pursuant to a request for a Revolving Loan Advance although a second Revolving Loan Advance on a given day may be made for a Prime Rate Loan pursuant to a request for a Revolving Loan Advance that was made on a different day than the other request. Advances will only be made for the purposes permitted in Section 14.1.

     7.6. Restriction on Number of Eurodollar Loans.
No more than six (6) Eurodollar Loans may be outstanding at any one time.

     7.7. Each Advance Request Certification.
Each submittal of a request for an Advance by a Borrowing Officer shall constitute a certification by Borrower that (i) there is no Existing Default, (ii) all representations and warranties of Borrower in this Agreement and the other Loan Documents are then true, with such exceptions as have been disclosed to Lender in writing by Borrower as addenda to the Disclosure Schedule which are satisfactory to Lender, and will be true on the Advance Date or issuance date, as applicable, as if then made with such exceptions and except that with respect to the representations and warranties made regarding Financial Statements or financial data, such representations and warranties shall be deemed made with respect to the most recent Financial Statements and other financial data delivered by Borrower, and (iii) all conditions precedent hereunder to the making of the requested Advance shall have been satisfied.

     7.8. Requirements for Every Advance Request.
Only a request (which shall be in writing and mailed, personally delivered or telecopied as provided in Section 22.1; or if oral, which shall be confirmed in writing via facsimile on the date of such request) in the form of Exhibit 7.8 from a Borrowing Officer to Lender that specifies the amount of the Advance to be made, the Advance Date for the requested Advance, the portion of the Advance which is requested to be a Eurodollar Advance, the portion of the Advance which is requested to be a Prime Rate Advance, and the Interest Period to be applicable to the Eurodollar Loan that will result from a requested Eurodollar Advance, shall be treated as a request for an Advance. No Advance Date for any requested Advance may be other than a Business Day. A request for a Eurodollar Advance must be given prior to 11:00 a.m., St. Louis time, at least two Business Days prior to the Advance Date for such Eurodollar Advance. A request for a Prime Rate Advance must be given prior to 11:00 a.m., St. Louis time, on the Advance Date for such Prime Rate Advance.

     7.9. Requirements for Every Request for Issuance of a Letter of Credit.
Only a written request from a Borrowing Officer to Lender that specifies the amount, the requested issue date and the beneficiary of the requested Letter of Credit and other information necessary for its issuance shall be treated as an issuance request for the purposes hereof.

     7.10. Exoneration of Lender.
Lender shall not incur any liability to Borrower for treating a request that meets the express requirements of Section 7.8 as a request for an Advance or a request for issuance of a Letter of Credit, as applicable, if Lender believes in good faith that the Person making the request is a Borrowing Officer. Lender shall not incur any liability to Borrower for failing to treat any such request as a request for an Advance or a request for issuance of a Letter of Credit, as applicable, if Lender believes in good faith that the Person making the request is not a Borrowing Officer.

     7.11. Suspension of Obligation to Make Eurodollar Advances.
If (i) on any date for determining the Eurodollar Rate for any Interest Period, by reason of any changes arising after the Execution Date affecting the London Interbank Market or Lender's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition herein of Eurodollar Rate, or (ii) the making of any Advance which is to be a Eurodollar Advance or the continuance by Lender of any Eurodollar Loan has become unlawful by compliance by Lender in good faith with any Law or any pronouncement of a Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful), then Lender shall promptly give notice to Borrower of such determination. Until Lender notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, (a) the obligation of Lender to fund Eurodollar Advances shall be suspended, (b) each outstanding Eurodollar Loan shall be automatically converted into a Prime Rate Loan, on the earlier of the last day of the Interest Period for such Eurodollar Loan or the last date permitted by applicable Law, and (c) all Revolving Loan Advances shall be Prime Rate Advances. Notwithstanding anything to the contrary contained herein, if any part of a Eurodollar Loan is converted to a Prime Rate Loan pursuant to this Section 7.11, the per annum interest rate applicable thereto from and after the effective date of such conversion shall be the Prime Rate (but otherwise calculated as provided in Section 4).

8.   Security and Guaranties.
To secure the payment and performance of the Loan Obligations, Borrower shall on the Execution Date execute and deliver, or cause to be executed and delivered, to Lender the following documents from time to time, each satisfactory to Lender:

     8.1. Mortgages.
An amendment to the Deed of Trust previously executed by Tripos Realty, LLC providing that such Deed of Trust secures all of the Loan Obligations of Borrower, satisfactory to Lender and providing that Lender will release such Deed of Trust upon the indefeasible payment in full in cash of the Tripos Realty NationsBank Indebtedness and the reduction of the Revolving Loan Commitment to an amount not greater than $6,000,000 so long as there is no Existing Default at such time. If Borrower or any other Covered Person acquires or leases any real property in the United States after the Execution Date (other than any lease which is not a ground lease), such Covered Person shall notify Lender thereof and shall deliver to Lender a deed of trust or mortgage, or leasehold deed of trust or mortgage, as appropriate, on each parcel of such real property promptly upon request by Lender, and if any other tenants have possession of a material portion of such real property, Borrower or such Covered Person shall deliver or cause to be delivered to Lender a nondisturbance, attornment, and subordination agreement executed by such tenant and acceptable to Lender.

     8.2. Security Agreements.
Except as otherwise expressly agreed herein or in the Security Documents, security agreements from Borrower and Tripos Realty, LLC satisfactory to Lender and granting to Lender a Security Interest under the UCC in all of the Goods, Equipment, Accounts, Inventory, Instruments, Documents, Chattel Paper, General Intangibles, and Fixtures and all other assets of Borrower and Tripos Realty, LLC located in the United States, whether now owned or hereafter acquired, and all proceeds thereof, subject only to Permitted Security Interests.

     8.3. Collateral Assignments; Grant of Security Interest. Collateral assignments of promissory notes executed by any Covered Person and payable to the order of Borrower and a grant of Security Interest in Borrower's trademarks patents and copyrights, all pursuant to documents satisfactory to Lender, each subject to no other Security Interests except Permitted Security Interests.

     8.4. Pledge Agreements.
Stock pledge and membership pledge agreements executed by Borrower pledging 100% of the membership interests in Tripos Realty, LLC, 65% of its stock interests in Tripos UK Holdings Limited, and 65% of its ownership interests in Tripos SARL and Tripos GmbH; and a stock pledge agreement executed by Tripos UK Holdings Limited pledging 65% of its stock in Tripos UK Limited and Tripos Receptor Research Limited.

     8.5. Guaranties.
The unconditional guaranty of the Loan Obligations by Tripos
Realty, LLC pursuant to a guaranty satisfactory to Lender.

Lender may, either before or after an Event of Default, exchange, waive or release the Security Interests in any of the Collateral, or in Lender's absolute discretion permit Borrower to substitute any real or personal property for any of the Collateral, without affecting the Loan Obligations or Lender's right to take any other action with respect to any other Collateral. Upon indefeasible payment in full in cash of the Loan Obligations and the termination of the Commitments, Lender shall, upon the request of Borrower, and at Borrower's sole cost and expense, provide documentation satisfactory to Borrower that Lender has released all mortgages, security agreements, UCC financing statements, collateral assignments, pledge agreements, and guaranties.

9.   Power of Attorney.
Borrower hereby authorizes Lender and irrevocably appoints Lender (acting by any of its officers) as agent and attorney-in-fact for Borrower and Tripos Realty, LLC (which appointment is coupled with an interest and is therefore irrevocable) to do any of the following until all of the Loan Obligations are fully and irrevocably paid and satisfied in full in cash, and the Commitments are terminated: (a) while there is an Existing Default (i) demand payment of any Account, (ii) enforce payment of any Account by legal proceedings or otherwise, and endorse Borrower's (or Tripos Realty, LLC's) name upon any items of payment and apply the proceeds thereof to the Loan Obligations as provided herein, (iii) exercise all or any of Borrower's (or Tripos Realty, LLC's) rights and remedies in proceedings brought to collect any Account, (iv) sell or assign any Account upon such terms, for such amount and at such time or times as Lender deems advisable; (v) settle, adjust, compromise, extend, or renew any account, (vi) discharge and release any Account, (vii) prepare, file and sign Borrower's (or Tripos Realty, LLC's) name on any proof of claim in bankruptcy or other similar documents against an Account Debtor; (viii) notify the postal authorities of any change of the address for delivery of Borrower's (or Tripos Realty, LLC's) mail to any address designated by Lender, and open and process all mail addressed to any Covered Person (provided Lender uses reasonable efforts to deliver copies of all such mail to the Covered Person to which such mail was addressed (but Lender shall have no liability for failure to deliver such copies); (ix) endorse Borrower's (or Tripos Realty, LLC's) name on any verification of accounts and notices thereof to Account Debtors, and endorse Borrower's (or Tripos Realty, LLC's) name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to expenses of any of the foregoing, and (x) do anything that Lender deems necessary in its reasonable discretion to assure that the Loan Obligations are fully paid in cash; and (b) at any time until all of the Loan Obligations are fully and irrevocably paid and satisfied in full in cash, and the Commitments are terminated, execute in Borrower's (or Tripos Realty, LLC's) name and on Borrower's (or Tripos Realty, LLC's) behalf any financing statement or amendment thereto deemed necessary or appropriate by Lender to assure the perfection or continued perfection of Lender's Security Interests in the Collateral. The foregoing power of attorney and authorization shall be deemed automatically revoked upon the irrevocable payment in full in cash of all of the Loan Obligations, and the termination of the Commitments.

10.  Conditions of Lending.

     10.1. Conditions to Initial Advance.
Lender will have no obligation to fund the initial Revolving Loan
Advance or any subsequent Revolving Loan Advance unless:

          10.1.1. Listed Documents and Other Items.
     Lender shall have received on or before the Effective Date all of the documents and other items listed or described in
     Exhibit 10.1.1 hereto as being conditions to the initial Advances, with each being satisfactory to Lender and (as applicable) duly executed and (also as applicable) sealed, attested, acknowledged, certified, or authenticated.

          10.1.2. Financial Condition.
     Lender shall have determined to its satisfaction that the financial statements of Borrower for the period ended June 30, 1998 as furnished to Lender, and other information furnished to Lender by Borrower (i) for the periods ended on or before the Effective Date, fairly and accurately reflect the business and financial condition of Borrower, its cash flows and the results of its operations for such periods, and (ii) for the periods that will end after the Effective Date, reasonably forecast the business and financial condition of Borrower, its cash flows, and the results of its operations for such periods.

          10.1.3. Default.
     There shall be no Existing Default and no Default or Event of Default will occur as a result of such Advance being requested or made or the application of the proceeds thereof.

          10.1.4. Perfection of Security Interests.
     Except as otherwise expressly agreed, every Security Interest required to be granted by Borrower to Lender under Section 8 shall have been perfected and shall be, subject to Permitted Security Interests, a first priority Security Interest.

          10.1.5. Representations and Warranties.
     The representations and warranties contained in the Loan
     Documents shall be true and correct.

          10.1.6. Material Adverse Change.
     Since June 30, 1998, with respect to each Covered Person, there shall not have been any change which has or is reasonably likely to have a Material Adverse Effect.

          10.1.7. Pending Material Proceedings.
     There shall be no pending Material Proceedings involving
     Borrower or any Covered Person.

          10.1.8. Payment of Fees.
     Borrower shall have paid in cash and reimbursed to Lender all fees, costs and expenses that are payable or reimbursable to Lender hereunder on or before the Effective Date.

          10.1.9. Other Items.
     Lender shall have received such other consents, approvals, opinions, certificates, documents or information as it reasonably deems necessary.

     10.2. Conditions to Subsequent Advances.
Lender will have no obligation to fund any Advance after the initial Revolving Loan Advance unless:

          10.2.1. General Conditions.
     All of the conditions to the initial Advances in Section 10.1 shall have been and shall remain satisfied.

          10.2.2. Representations and Warranties.
     The representations and warranties contained in the Loan Documents, with such exceptions as have been disclosed to Lender in writing by Borrower from time to time and are satisfactory to Lender, shall be true and correct as of the time of such Advance, with the same force and effect as if made at such time.

          10.2.3. Default.
     There shall be no Existing Default and no Default or Event of Default will occur as a result of such Advance being requested or made or the application of the proceeds thereof.

          10.2.4. No Material Adverse Change.
     Since the date of the most recent prior Advance or issuance of a Letter of Credit nothing has occurred which has had or is reasonably likely to have a Material Adverse Effect.

11.  Conditions to Issuance of Letters of Credit.
No Letter of Credit will be issued unless at the time of such issuance:

     11.1. Reimbursement Agreement.
Borrower has executed and delivered to Lender a reimbursement agreement satisfactory to Lender under which Borrower undertakes to reimburse to Lender on demand the amount of each draw on such Letter of Credit, together with interest from the date of the draw at the Prime Rate.

     11.2. No Prohibitions.
No order, judgment or decree of any Governmental Authority exists which purports by its terms to enjoin or restrain Lender from issuing such Letter of Credit, and no Law or request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over Lender shall exist which prohibits, or requests that Lender refrain from, the issuance of letters of credit generally or such Letter of Credit in particular, or imposes upon Lender with respect to such Letter of Credit any restriction or reserve or capital requirement (for which Lender is not otherwise compensable by Borrower hereunder).

     11.3. Conditions to Initial Advances.
All of the conditions in Section 10.1 have been and remain satisfied.

     11.4. Representations and Warranties.
The Representations and Warranties are true and correct as of the time of the issuance of such Letter of Credit.

     11.5. No Default.
There is no Existing Default and no Default or Event of Default will occur as a result of the issuance of the Letter of Credit or the incurrence of Borrower's reimbursement obligations with respect thereto.

     11.6. No Material Adverse Change.
Since the date of the most recent prior Advance or issuance of a Letter of Credit nothing has occurred which has had or is reasonably likely to have a Material Adverse Effect.

12.  Representations and Warranties.
Except as otherwise described in the Disclosure Schedule attached hereto as Exhibit 12 (which references the specific Sections of this Section 12 hereof), Borrower represents and warrants to Lender as follows:

     12.1. Organization and Existence.
Each Covered Person is duly organized and existing in good standing under the Laws of the state or nation of its organization, is duly qualified to do business and is in good standing in every state where the nature or extent of its business or properties require it to be qualified to do business, except where the failure to so qualify will not have a Material Adverse Effect. Each Covered Person has the power and authority to own its properties and carry on its business as now being conducted.

     12.2. Authorization.
Each Covered Person is duly authorized to execute and perform every Loan Document to which such Covered Person is a party, and Borrower is duly authorized to borrow hereunder, and this Agreement and the other Loan Documents have been duly authorized by all requisite corporate action of each Covered Person. No consent, approval or authorization of, or declaration or filing with, any Governmental Authority (other than the filings for the purpose of perfection of the Security Interests in the Collateral), and no consent of any other Person, is required in connection with each Covered Person's execution, delivery or performance of this Agreement and the other Loan Documents, except for those already duly obtained (and except to the extent that the grant of a Security Interest in a Material Agreement requires the consent of any other Person).

     12.3. Due Execution.
Every Loan Document to which a Covered Person is a party has been executed on behalf of such Covered Person by a Person duly authorized to do so.

     12.4. Enforceability of Obligations.
Each of the Loan Documents to which a Covered Person is a party constitutes the legal, valid and binding obligation of such Covered Person, enforceable against such Covered Person in accordance with its terms, except to the extent that the enforceability thereof against such Covered Person may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application.

     12.5. Burdensome Obligations.
No Covered Person is a party to or bound by any Contract or is subject to any provision in the Charter Documents of such Covered Person which requires the Covered Person to take some action which would, if performed by such Covered Person, result in a Default or Event of Default either immediately or upon the elapsing of time.

     12.6. Legal Restraints.
The execution and performance of any Loan Document by a Covered Person will not violate or constitute a default under the Charter Documents of such Covered Person, any Material Agreement of such Covered Person (except to the extent that the grant of a Security Interest in such Material Agreement to Lender would cause a breach by such Covered Person under such Material Agreement), or any Material Law, and will not, except as expressly contemplated or permitted in this Agreement, result in any Security Interest being imposed on any of such Covered Person's property.

     12.7. Labor Disputes.
There is no pending or, to Borrower's knowledge, threatened, strike, work stoppage, unfair labor practice claim or other labor dispute against or affecting any Covered Person or its employees, which could reasonably be likely to have a Material Adverse Effect.

     12.8. No Material Proceedings.
There are no Material Proceedings pending or, to the best knowledge of Borrower, threatened.

     12.9. Material Licenses.
All Material Licenses have been obtained for each Covered Person.

     12.10. Compliance with Material Laws.
Each Covered Person is in compliance with all Material Laws.
Without limiting the generality of the foregoing:

          12.10.1. Proceedings.
     None of the operations of any Covered Person are the subject of any judicial or administrative complaint, order or proceeding alleging the violation of any applicable Environmental Laws or Employment Laws. None of the operations of any Covered Person are the subject of investigation by any Governmental Authority regarding the improper transportation, storage, disposal, generation or release into the environment of any Hazardous Material, the results of which have or are reasonably likely to have a Material Adverse Effect on such Covered Person, or reduce materially the value of Covered Person's property.

          12.10.2. Hazardous Materials on Real Property.
     No Covered Person, nor to Borrower's knowledge, any other Person, has at any time transported, stored, disposed of, generated or released any Hazardous Material on the surface, below the surface, or within the boundaries of the real property owned or operated by such Covered Person or any improvements thereon. Borrower has no knowledge of any Hazardous Material on the surface, below the surface, or within the boundaries of the real property owned or operated by such Covered Person or any improvements thereon, other than the Hazardous Materials described in the studies performed by Environmental Operations, Inc. dated July 16, 1997 and October 14, 1997 and previously delivered to Lender. No property of such Covered Person is subject to a Security Interest in favor of any Governmental Authority for any liability under any Environmental Law or damages arising from or costs incurred by such Governmental Authority in response to a spill or release of Hazardous Material into the environment.

     12.11. Other Names.
Neither Borrower nor Tripos Realty, LLC has used any name other than the full name which identifies it in this Agreement, except that Borrower has previously used the name Tripos Associates, Inc. The only trade name or trade style under which a Covered Person sells Inventory or creates Accounts or to which instruments in payment of Accounts are made payable, is the name which identifies such Covered Person in this Agreement.

     12.12. Financial Statements.
The Financial Statements are and shall remain complete and correct in all material respects, have been prepared in accordance with GAAP, and fairly reflect the financial condition, results of operations and cash flows of the Persons covered thereby as of the dates and for the periods stated therein, subject, in the case of monthly and quarterly Financial Statements, to normal year-end adjustments made in accordance with GAAP.

     12.13. No Change in Condition.
There has been no change which has or is reasonably likely to have a Material Adverse Effect on any Covered Person.

     12.14. No Defaults.
No Covered Person has breached or violated or has defaulted under any Material Agreement, or has defaulted with respect to any Material Obligation of such Covered Person. No Default has occurred which is continuing and no Event of Default has occurred.

     12.15. Solvency.
Borrower is solvent prior to and after giving effect to the making of the initial Revolving Loan Advance on the Effective Date.

     12.16. Encumbrances.
None of the real property purported to be owned by a Covered Person and located in the United States is subject to any Encumbrances other than Encumbrances existing on November 14, 1997 and previously disclosed to Lender.

     12.17. Real Property.
Section 12.17 of the Disclosure Schedule contains a correct and complete list of (i) the street addresses and a general description of all real property owned by each Covered Person, and (ii) a list of all leases and subleases of real property by each Covered Person, with such Covered Person identified for each as the lessee, sublessee, lessor, or sublessor, as is the case, together with the street addresses and a general description of the real property involved and the names of the other parties to such leases and subleases. Each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no material default by any party to any such lease or sublease exists.

     12.18. Indebtedness.
No Covered Person has any Indebtedness except Permitted
Indebtedness (as specified in Section 15.1 hereof).

     12.19. Investments.
No Covered Person has any Investments in other Persons except
Permitted Investments.

     12.20. Indirect Obligations.
No Covered Person has any Indirect Obligations except Permitted
Indirect Obligations.

     12.21. Capital Leases.
No Covered Person has an interest as a lessee under any Capital
Leases other than Capital Leases that do not cause a breach on any limitation herein on Capital Expenditures.

     12.22. Tax Liabilities; Governmental Charges.
Each Covered Person has filed or caused to be filed all tax reports and returns required to be filed by it with any Governmental Authority, except where extensions have been properly obtained. Each Covered Person has paid or made adequate provision for payment of all Taxes of such Covered Person, except Taxes which are being diligently contested in good faith by appropriate proceedings and as to which such Covered Person has established adequate reserves in conformity with GAAP. No Security Interest for any such Taxes has been filed and no claims are being asserted with respect to any such Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person. The IRS has not audited the federal income tax returns of any Covered Person and has not notified any Covered Person that it intends to perform an audit. There are no material unresolved issues or other matters concerning any liability of a Covered Person for any Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person.

     12.23. Pension Benefit Plans.
All Pension Benefit Plans maintained by each Covered Person or an ERISA Affiliate of any Covered Person qualify under Section 401 of the Code and are in compliance with the provisions of ERISA, except where the failure to comply could not reasonably be likely to have a Material Adverse Effect.

     12.24. Welfare Benefit Plans.
No Covered Person or ERISA Affiliate of any Covered Person maintains a Welfare Benefit Plan that has a liability which, if enforced or collected, has or is reasonably likely to have a Material Adverse Effect. Each Covered Person and each ERISA Affiliate of any Covered Person has complied in all material respects with the applicable requirements of Section 4980B of the Code pertaining to continuation coverage as mandated by COBRA.

     12.25. Retiree Benefits.
No Covered Person or ERISA Affiliate of any Covered Person has an obligation to provide any Person with any medical, life insurance, or similar benefit following such Person's retirement or termination of employment (or to such Person's beneficiary subsequent to such Person's death) other than (i) such benefits provided to Persons at such Person's sole expense and
(ii) obligations under COBRA.

     12.26. Distributions.
No Distribution has been declared, paid or made upon or in respect of any capital stock or other securities of Borrower on and after the Execution Date, except as expressly permitted hereby.

     12.27. Chief Place of Business; Locations of Collateral.
As of the Execution Date,

          12.27.1.
     the only chief executive office and the principal places of business of Borrower are located at the places listed and so identified in item 12.27.1 of the Disclosure Schedule;

          12.27.2.
     the books and records of Borrower, and all of the Borrower's chattel paper and all records of Accounts, are located only at the places listed and so identified in item 12.27.2 of the Disclosure Schedule; and

          12.27.3.
     all of the tangible Collateral (except for Inventory which is in transit and the Real Property Collateral) is located only at the places listed and so identified in item 12.27.3 of the Disclosure Schedule.

     12.28. State of Collateral and other Property.
Each Covered Person has good and marketable or merchantable title to all real and personal property purported to be owned by it or reflected in the Financial Statements, except for personal property sold in the ordinary course of business after the date of the Financial Statements. There are no Security Interests on any of the property purported to be owned by any Covered Person, including the Collateral, except Permitted Security Interests. Each tangible item of Personal Property Collateral purported to be owned by a Covered Person is in good operating condition and repair and is suitable for the use to which it is customarily put by its owner. Without limiting the generality of the foregoing:

          12.28.1. Accounts.
     With respect to each Account of each Covered Person: (i) the Account is assignable, (ii) the Account arose in the ordinary course of such Covered Person's business, (iii) the services furnished and/or goods sold giving rise to the Account are not subject to any Security Interest except the first priority, perfected Security Interest granted to Lender and except the Permitted Security Interests, and (iv) there are no proceedings or actions which are threatened or pending against the Account Debtor with respect to the Account (other than proceedings or actions initiated by a Covered Person in the ordinary course of business).

          12.28.2. Inventory.
     With respect to Inventory of each Covered Person: (i) such Inventory (except for Inventory in transit) is located at one or another of the premises listed in item 12.28.2 of the Disclosure Schedule, (ii) such Covered Person has good and merchantable title to such Inventory subject to no Security Interest whatsoever except for the first priority, perfected Security Interest granted to Lender and except for Permitted Security Interests, and (iii) such Inventory is of good and merchantable quality, free from any material defects.

          12.28.3. Equipment.
     With respect to the equipment of each Covered Person: (i) such Covered Person has good and marketable title thereto, (ii) none of such equipment is subject to any Security Interests except for the first priority Security Interest granted to Lender pursuant hereto and except for Permitted Security Interests, and (iii) all such equipment is in good operating condition and repair, ordinary wear and tear alone excepted, and is suitable for the uses to which customarily put in the conduct of Borrower's business.

          12.28.4. Intellectual Property.
     (i) Item 12.28.4 of the Disclosure Schedule contains a complete and correct list of all of each Covered Person's Intellectual Property, (ii) such Covered Person owns all right, title and interest in, under and to such Intellectual Property, subject to no licenses or any other contractual interests therein or other agreements relating thereto, except for the applicable Collateral Assignment and except for licenses and other agreements entered into in the ordinary course of Borrower's business; (iii) no Intellectual Property or grant of license by or to a Covered Person is subject to any pending or, to Borrower's knowledge, threatened challenge;
     (iv) to Borrower's knowledge, no Covered Person has committed any patent, trademark, trade name, service mark or copyright infringement, and the present conduct of each Covered Person's business does not infringe any patents, trademarks, trade name rights, service marks, copyrights, publication rights, trade secrets or other proprietary rights of any Person; and (v) there are no claims or demands of any Person pertaining to, or any proceedings which are pending or, to Borrower's knowledge, threatened, which challenge any Covered Person's rights in respect of any proprietary or confidential information or trade secrets used in the conduct of a Covered Person's business.

          12.28.5. Documents, Instruments and Chattel Paper.
     All documents, instruments and chattel paper describing, evidencing or constituting Collateral, and all signatures and endorsements thereon, are complete, valid, and genuine, and all goods evidenced by such documents, instruments and chattel paper are owned by Borrower free and clear of all Security Interests other than Permitted Security Interests.

     12.29. Negative Pledges.
No Covered Person is a party to or bound by any Contract, other than the Loan Documents, which prohibits the creation or existence of any Security Interest upon or assignment or conveyance of any of the Collateral.

     12.30. Margin Stock.
No Covered Person is engaged and no Covered Person will engage, principally or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U), and no part of the proceeds of any Advance will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock or for any purpose which violates, or which would be inconsistent with, the provisions of Regulation U or Regulation G.

     12.31. Securities Matters.
No proceeds of any Advance will be used to acquire any security in any transaction which is subject to Sections 13 and 14 of the Securities Exchange Act of 1934.

     12.32. Investment Company Act, Etc.
No Covered Person is an investment company registered or required to be registered under the Investment Company Act of 1940, or a company controlled (within the meaning of such Investment Company
Act) by such an investment company or an affiliated person of, or promoter or principal underwriter for, an investment company, as such terms are defined in the Investment Company Act of 1940. No Covered Person is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act or any other Law limiting or regulating its ability to incur Indebtedness for money borrowed.

     12.33. No Material Misstatements or Omissions.
Neither the Loan Documents, any of the Financial Statements nor any statement, list, certificate or other information furnished or to be furnished by any Covered Person to Lender in connection with the Loan Documents or any of the transactions contemplated thereby contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements therein not misleading. Each Covered Person has disclosed to Lender everything known to a Responsible Officer regarding the business, operations, property, financial condition, or business prospects of itself and every Covered Person that has or is reasonably likely to have a Material Adverse Effect on any Covered Person.

     12.34. Year 2000 Compliance.

          12.34.1.
          Borrower has begun analyzing the operations of each Covered Person and that could be adversely affected by failure to become year 2000 compliant (that is, that computer applications, imbedded microchips and other systems will be able to perform date-sensitive functions prior to and after December 31, 1999); and Borrower reasonably believes that each Covered Person will become year 2000 compliant for its operations on a timely basis except to the extent that a failure to do so could not reasonably be expected to have a Material Adverse Effect on any Covered Person.

          12.34.2.
          Borrower reasonably believes any suppliers and vendors that are material to the operations of any Covered Person will be year 2000 compliant for their own computer applications on a timely basis except to the extent that a failure to do so could not reasonably be expected to have a Material Adverse Effect on any Covered Person.

13.  Survival.
All representations and warranties, covenants and agreements, contained herein, in any other Loan Document, or in any certificate delivered by any Covered Person pursuant hereto or thereto, as the same may be updated, modified or amended from time to time upon a Covered Person's written request to Lender of such update, modification or amendment and upon Lender's written approval of the same shall survive execution of each of the Loan Documents and the making of every Advance, and may be relied upon by Lender as being true and correct as of the date when made or deemed made or reaffirmed until all of the Loan Obligations are fully and indefeasibly paid in full in cash.

14.  Affirmative Covenants.
Borrower covenants and agrees that, while any of the Commitments remains in effect, or while any Letters of Credit are outstanding, and until all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall do, and cause each Covered Person to do, each of the following:

     14.1. Use of Proceeds.
Subject to the terms and conditions hereof, the proceeds of the Revolving Loan Advances shall be used for Capital Expenditures, as well as for general corporate and working capital purposes.

     14.2. Corporate Existence.
Each Covered Person shall maintain its existence in good standing and shall maintain in good standing its right to transact business in those states or countries in which it is now or hereafter doing business, except where the failure to so qualify will not have and will not be reasonably likely to have a Material Adverse Effect. Each Covered Person shall obtain and maintain all Material Licenses for such Covered Person.

     14.3. Maintenance of Property and Leases.
Each Covered Person shall maintain in good condition and working order, and repair (ordinary wear and tear excepted) and replace as required, all buildings, equipment, machinery, fixtures and other real and personal property whose useful economic life to such Covered Person has not elapsed and which is reasonably necessary for the ordinary conduct of the business of such Covered Person. Each Covered Person shall maintain in good standing and free of material defaults all of its leases of buildings, equipment, machinery, fixtures and other real and personal property whose useful economic life to such Covered Person has not elapsed and which is necessary for the ordinary conduct of the business of such Covered Person.

     14.4. Inventory.
Each Covered Person shall keep its Inventory in good and merchantable condition at its own expense and shall hold such Inventory for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of such Covered Person's business, on terms which are customary for the industry in which such Covered Person operates. All such Inventory shall be produced in accordance with the Federal Fair Labor Standards Act of 1938 and all rules, regulations, and orders thereunder.

     14.5. Insurance.
Each Covered Person shall at all times keep insured or cause to be kept insured, in insurance companies having a rating of at least "A" by Best's Rating Service, all property owned by it of a character usually insured by others carrying on businesses similar to that of such Covered Person in such manner and to such extent and covering such risks as such properties are usually insured. Each Covered Person shall carry business interruption insurance at such levels as are acceptable to Lender. Each Covered Person shall at all times carry insurance, in insurance companies having a rating of at least "A" by Best's Rating Service, against liability on account of damage to persons or property (including product liability insurance and insurance required under all Laws pertaining to workers' compensation) and covering all other liabilities common to such Covered Person's business, in such manner and to such extent as such coverage is usually carried by others conducting businesses similar to that of such Covered Person. All policies of liability insurance maintained hereunder shall name Lender as an additional insured; all fire and casualty policies of insurance maintained by Borrower hereunder shall reflect Lender's interest therein as mortgagee under a standard New York or Union mortgagee clause. If an Event of Default has occurred, Lender is authorized, but not obligated, as the attorney-in-fact for Borrower, (i) to adjust and compromise proceeds payable under such policies of insurance, (ii) to collect, receive and give receipts for such proceeds in the name of Borrower and Lender, and
(iii) to endorse Borrower's name upon any instrument in payment thereof. Such power granted to Lender shall be deemed coupled with an interest and shall be irrevocable. All policies of insurance maintained hereunder shall contain a clause providing that such policies may not be canceled, reduced in coverage or otherwise modified without 30 days prior written notice to Lender. Borrower shall upon request of Lender at any time furnish to Lender updated evidence of insurance (in the form required as a condition to Lender's lending hereunder) for such insurance.

     14.6. Payment of Taxes and Other Obligations.
Each Covered Person shall promptly pay and discharge or cause to be paid and discharged, as and when due, any and all income taxes, federal or otherwise, lawfully assessed and imposed upon any of the Collateral or its other property, and any and all lawful taxes, rates, levies, and assessments whatsoever upon its properties and every part thereof, or upon the income or profits therefrom and all claims of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons for labor, materials, supplies, storage or other items or services which if unpaid might be or become a Security Interest or charge upon any of the Collateral or its other property; provided, however, that a Covered Person may diligently contest in good faith by appropriate proceedings the validity of any such taxes, rates, levies, or assessments, provided such Covered Person has established adequate reserves therefor in conformity with GAAP on the books of such Covered Person, and no Security Interest, other than a Permitted Security Interest, results from such non-payment.

     14.7. Compliance With Laws.
Each Covered Person shall comply with all Material Laws.

     14.8. Discovery and Clean-Up of Hazardous Material.
Upon any Responsible Officer of any Covered Person receiving notice or becoming aware of any violation of Environmental Laws or any similar notice described in Section 14.10.2, or upon any Covered Person otherwise discovering Hazardous Material on any property owned or leased by such Borrower which is in violation of, or which would result in liability under, any Environmental Law, Borrower shall: (i) promptly take such acts as may be necessary to prevent danger or harm to the property or any person therein as a result of such Hazardous Material; and (ii) take all necessary steps to initiate and expeditiously complete all removal, remedial, response, corrective and other action to eliminate any such environmental problems, and keep Lender informed of such actions and the results thereof.

     14.9. Termination of Pension Benefit Plan.
No Covered Person or ERISA Affiliate of any Covered Person shall terminate or amend any Pension Benefit Plan maintained by such Covered Person or such ERISA Affiliate if such termination or amendment would result in any liability to such Covered Person or such ERISA Affiliate under ERISA, which could reasonably be likely to have a Material Adverse Effect, or any increase in current liability for the plan year for which such Covered Person or such ERISA Affiliate is required to provide security to such Pension Benefit Plan under the Code, which could reasonably be likely to have a Material Adverse Effect.

     14.10. Notice to Lender of Material Events.
Borrower shall, promptly upon any Responsible Officer of Borrower or Tripos Receptor Research Limited obtaining knowledge or notice thereof, give notice to Lender of (i) any breach of any of the covenants in Section 14, 15, or 16; (ii) any Default or Event of Default; (iii) the commencement of any Material Proceeding; and
(iv) any loss of or damage to any assets of a Covered Person or the commencement of any proceeding for the condemnation or other taking of any of the assets of a Covered Person, or if such loss, damage or proceeding has or is reasonably likely to have a Material Adverse Effect on such Covered Person. In addition,

          14.10.1.
     Borrower shall furnish to Lender from time to time all information which Lender requests with respect to the status of any Material Proceeding.

          14.10.2.
     Borrower shall promptly inform Lender of its receipt of, and deliver to Lender a copy of, any (i) notice that any violation of any Material Law may have been committed or is about to be committed by any Covered Person, or (ii) notice that any administrative or judicial complaint or order has been filed or is about to be filed against any Covered Person alleging violations of any Material Law.

          14.10.3.
     Borrower shall promptly deliver to Lender notice of any default or event of default, or the occurrence of any event which would with the passage of time, giving of notice or otherwise, constitute a default or event of default with respect to any of the Permitted Indebtedness and which could reasonably be expected to result in a Material Adverse Effect.

          14.10.4.
     Borrower shall promptly deliver notice to Lender of the assertion by the holder of any Indebtedness of a Covered Person in the outstanding principal amount in excess of $100,000 that a material default exists with respect thereto or that such Covered Person is not in material compliance with the terms thereof, or of the threat or commencement by such holder of any enforcement action because of such asserted default or noncompliance.

          14.10.5.
     Borrower shall, promptly after any Responsible Officer of Borrower becoming aware thereof, deliver notice to Lender of any pending or threatened strike, work stoppage, unfair labor practice claim or other material labor dispute affecting a Covered Person, which could reasonably be likely to have a Material Adverse Effect.

          14.10.6.
     Borrower shall promptly deliver notice to Lender of any change in the name, state of incorporation, or form of organization of any Covered Person, or the trade names or styles under which a Covered Person will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, at least 30 days prior to such change.

          14.10.7.
     Borrower shall, promptly after any Responsible Officer of Borrower becoming aware thereof, deliver notice to Lender of any event that has or is reasonably likely to have a Material Adverse Effect with respect to any Covered Person, and Borrower shall provide such additional information to Lender regarding any such event as Lender may reasonably request from time to time.

     14.11. Borrowing Officer.
Borrower shall keep on file with Lender at all times an appropriate instrument naming each Borrowing Officer.

     14.12. Maintenance of Security Interests of Security Documents.

          14.12.1. Preservation and Perfection of Security
     Interests.
     Borrower or any other Covered Person executing a Security Document shall promptly, upon the reasonable request of Lender and at Borrower's expense, execute, acknowledge and deliver, or cause the execution, acknowledgment and delivery of, and thereafter file or record in the appropriate governmental office, any document or instrument supplementing or confirming the Security Documents or otherwise deemed necessary by Lender to create, preserve or perfect any Security Interest purported to be created by the Security Documents or to fully consummate the transactions contemplated by the Loan Documents. The foregoing actions requested by Lender from Borrower or such other Covered Person shall include (i) filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to Lender; (ii) delivering to Lender the originals of all instruments, documents and chattel paper, and all other Collateral of which Lender determines it should have physical possession in order to perfect and protect Lender's Security Interest, duly endorsed or assigned to Lender without restriction; (iii) delivering to Lender warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued; (iv) placing a durable notice of the existence of Lender's Security Interest, acceptable to Lender, upon such items of the Collateral as are designated by Lender; and
     (v) placing a notice of the existence of Lender's Security Interest, acceptable to Lender, upon the books and records of Borrower pertaining to the Collateral, as designated by Lender.

          14.12.2. Collateral Held by Warehouseman, Bailee, etc.
     If any Collateral (other than source codes for software) is at any time in the possession or control of a warehouseman, bailee or any of Borrower's agents or processors, then Borrower shall notify Lender thereof and shall notify such Person of Lender's Security Interest in such Collateral and, upon Lender's request, instruct such Person to hold all such Collateral for Lender's account subject to Lender's instructions. If at any time any Collateral (other than source code for software) is located on any premises that are not owned by Borrower or another Covered Person (other than Borrower's sales offices in California and New Jersey, and other than premises located outside of the United States so long as material portions of Collateral are not at any time located on such premises), then Borrower shall obtain written waivers, in form and substance satisfactory to Lender, of all present and future Security Interests to which the owner or lessor or any mortgagee of such premises may be entitled to assert against the Collateral.

          14.12.3. Compliance With Terms of Security Documents. Borrower shall comply with, and shall cause each Covered Person to comply with, all of the terms, conditions and covenants in the Security Documents to which Borrower or such Covered Person is a party.

     14.13. Accounting System; Tracing of Proceeds.
Each Covered Person shall maintain a system of accounting established and administered in accordance with GAAP. Each Covered Person shall maintain materially accurate and reasonably detailed records of proceeds of the Loans and substantial transfers of proceeds of the Loans (i) received by it from the Lender,
(ii) transferred from it to any other Covered Person, and
(iii) received by it from another Covered Person. Borrower acknowledges that (i) its ability to obtain the Loans hereunder is made possible by the fact that each of the Covered Persons is guarantying the Loan Obligations, (ii) the business operations of each Covered Person complement one another, and such entities have a common business purpose, and (iii) the proceeds of Advances hereunder will benefit each Covered Person, severally and jointly, regardless of which Covered Person receives part or all of any Advance.

     14.14. Financial Statements.
Borrower shall deliver to Lender:

          14.14.1. Annual Financial Statements.
     Within 120 days after the close of each fiscal year of Borrower, year-end consolidated and consolidating financial statements prepared in accordance with GAAP, containing a balance sheet, income statement, statement of cash flows and (in the case of the consolidated financial statements) an audit report without qualification by a "big six" independent certified public accounting firm selected by Borrower and satisfactory to Lender, and accompanied by a management letter and report on internal controls delivered by such independent certified public accounting firm in connection with their audit.

          14.14.2. Quarterly Financial Statements.
     Within 45 days after the end of each fiscal quarter of Borrower (including each fiscal quarter ended December 31), unaudited consolidated and consolidating financial statements of Borrower prepared in accordance with GAAP for each of the months not covered by the latest year-end financial statements, in each case containing a balance sheet, income statement, and statement of cash flows and accompanied by
     (a) a Compliance Certificate of the Chief Financial Officer of Borrower or other Responsible Officer, and (b) in the case of the consolidated financial statements, a statement comparing the current statements delivered pursuant to this Section with the statements for the equivalent months and equivalent elapsed periods during the prior fiscal year of Borrower.

     Each Compliance Certificate shall be provided within 45 days after the end of each fiscal quarter, shall be in the form of
     Exhibit 14.14.2, and shall contain detailed calculations of the financial measurements referred to in Section 16 for the relevant periods. If any Compliance Certificate delivered to Lender discloses that a representation or warranty is not true and correct, or that there is an Existing Default that has not been waived in writing by Lender, such Compliance Certificate shall state what action Borrower has taken or proposes to take with respect thereto.

     14.15. Other Financial Information.
Borrower shall also deliver the following to Lender, as specified below:

          14.15.1. Other Reports or Information Concerning
     Accounts, or Inventory.
     Promptly and only upon the reasonable request of Lender, such other reports and information, in form and detail reasonably satisfactory to Lender, and documents, concerning Accounts, or Inventory including, to the extent reasonably requested by Lender, copies of all invoices, bills of lading, shipping receipts, purchase orders, and warehouse receipts.

          14.15.2. Stockholder and SEC Reports.
     Copies of any (i) proxy statements, financial statements and reports which Borrower makes available to its stockholders, and (ii) reports, registration statements and prospectuses filed by Borrower with any securities exchange or the Securities and Exchange Commission or any Governmental Authority succeeding to any of its functions within 15 days of the date of filing.

          14.15.3. Pension Benefit Plan Reports.
     Promptly and upon the reasonable request of Lender at any time or from time to time, a copy of each annual report or other filing or notice filed with respect to each Pension Benefit Plan of a Covered Person or an ERISA Affiliate of a Covered Person.

          14.15.4. Tax Returns.
     A copy of each federal, state, or local tax return or report filed by any Covered Person as Lender may reasonably request from time to time.

     14.16. Review of Accounts.
Not less often than annually, and promptly at Lender's request if there is an Existing Default, Borrower shall conduct a review of its Accounts, bad debt reserves, and collection histories of Account Debtors and promptly following such review provide Lender with a report of such review in form and detail satisfactory to Lender.

     14.17. Inventory.
Not less often than annually, and promptly at Lender's request if there is an Existing Default, Borrower shall conduct a physical count of its Inventory and promptly following the completion of such count provide Lender with a report thereof in form and detail satisfactory to Lender, including the value of such Inventory.

     14.18. Annual Projections.
Prior to the first day of each fiscal year of Borrower, projected balance sheets, statements of income and expense, and statements of cash flows for Borrower as of the end of, and for each quarter of, such fiscal year.

     14.19. Other Information.
Upon the request of Lender, Borrower shall promptly deliver to Lender such other information about the business, operations, revenues, financial condition, property, or business prospects of any Covered Person as Lender may, from time to time, reasonably request.

     14.20. Exams by Lender.
Lender or Persons authorized by and acting on behalf of Lender may at any time during normal business hours (but not more often than once during any twelve month period so long as there is no Existing Default) examine the books and records and inspect any of the property of each Covered Person from time to time upon reasonable notice (except that during an Existing Default, no prior notice shall be required) to such Covered Person, and in the course thereof may make copies or abstracts of such books and records and discuss the affairs, finances and books and records of such Covered Person with its accountants, officers and employees. Each Covered Person shall cooperate with Lender and such Persons in the conduct of such exams and shall deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for such Covered Person. Borrower shall reimburse Lender for all reasonable costs and expenses actually incurred by it in conducting each exam, but if an Event of Default has not occurred, such reimbursement for each such exam shall be limited to $500 per day for each Person involved in conducting the exam plus Lender's other actual out-of-pocket costs and expenses.

     14.21. Verification of Accounts, and Notices to Account
Debtors.
Lender shall have the right at any time there is an Existing Default to verify the validity and amount of any Account, and any other matter relating to an Account by communicating in writing or orally directly with the Account Debtor or any Person who represents or Lender believes represents the Account Debtor.

     14.22. Access to Officers and Auditors.
Each Covered Person shall permit Lender and Persons authorized by Lender to discuss the business, operations, revenues, financial condition, property, or business prospects of such Covered Person with its officers, employees, accountants and independent auditors as often as Lender may reasonably request in its discretion and Lender shall have a bona fide reason for such request, and such Covered Person shall direct such officers, employees, accountants and independent auditors to cooperate with Lender and make full disclosure to Lender of those matters that they may deem relevant to the continuing ability of Borrower timely to pay and perform the Loan Obligations except as provided in this Agreement. Lender agrees that it will not disclose to third Persons any information that it obtains about any Covered Person or its operations or finances. Lender may, however, disclose such information to all of its officers, attorneys, auditors, accountants, bank examiners, agents and representatives who have a need to know such information in connection with the administration, interpretation or enforcement of the Loan Documents or the lending and collection activity contemplated therein or to the extent required by Law or a Governmental Authority. Lender shall advise such Persons that such information is to be treated as confidential and Lender is contractually obligated to keep such information confidential. Lender may also disclose such information in any documents that it files in any legal proceeding to pursue, enforce or preserve its rights under the Loan Documents to the extent that Lender's counsel advises it that such disclosure is reasonably necessary. Lender's non-disclosure obligation shall not apply to any information that
(i) is disclosed to Lender by a third Person not affiliated with or employed by Borrower who does not have a duty of non-disclosure, or
(ii) becomes publicly known other than as a result of disclosure by Lender.

     14.23. Intercompany Indebtedness.
Any Indebtedness owing from Borrower to any other Covered Person from time to time, shall, at all times during which the Commitments shall be outstanding or any Loan Obligations shall be owing to Lender, be unsecured and subordinated to the indefeasible prior repayment in full in cash of all of the Loan Obligations.

     14.24. Year 2000 Compliance.
 Borrower will develop a plan for becoming year 2000 compliant (as defined in Section 12.34.1) before December 31, 1998 and will implement such plan on a timely basis, and Borrower will promptly notify Lender in the event Borrower determines that any computer application which is material to the operations of any Covered Person or any of their material vendors or suppliers will not be year 2000 compliant (as defined in Section 12.34.1) on a timely basis except to the extent that a failure to do so could not reasonably be expected to have a Material Adverse Effect on any Covered Person.

     14.25. Further Assurances.
Borrower and each other Covered Person shall execute and deliver, or cause to be executed and delivered, to Lender such documents and agreements, and shall take or cause to be taken such actions, as Lender may from time to time reasonably request to carry out the terms and conditions of this Agreement and the other Loan Documents. During the continuance of an Existing Default and at any time thereafter, Borrower covenants and agrees that the Lender may, in its sole and absolute discretion, proceed directly against Borrower, or any other Person liable for the payment or performance of the Loan Obligations, or any or all of Borrower's property, or any combination of the foregoing, in one or more claims, actions or proceedings, whether or not any such claims, actions or proceedings are instituted simultaneously or at different times.

15.  Negative Covenants.
Borrower covenants and agrees that, while any of the Commitments remains in effect and until all Letters of Credit have expired and all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall not, directly or indirectly, do any of the following, or permit any other Covered Person to do any of the following, without the prior written consent of Lender:

     15.1. Investments.
Make any Investments in any other Person except the following:

          15.1.1.
     Investments in (i) interest-bearing United States government obligations; (ii) certificates of deposit issued by Lender;
     (iii) prime commercial paper rated A1 or better by Standard and Poor's Corporation or Prime P1 or better by Moody's Investor Service, Inc.; (iv) agreements involving the sale to Borrower of United States government securities and their guarantied repurchase the next Business Day by a Qualified Financial Institution; (v) certificates of deposit issued by and time deposits with any Qualified Financial Institution; or
     (vi) money market mutual funds.

          15.1.2.
     Investments existing on the Execution Date and disclosed in
     Section 12.19 of the Disclosure Schedule.

          15.1.3.
     Loans from Borrower to Tripos Receptor Research Limited which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3, and loans from Borrower to Tripos UK Limited, Tripos SARL and Tripos GmbH which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3 in an aggregate amount outstanding which does not exceed $450,000 at any time, the existing loan from Borrower to Tripos UK Holdings Limited which is evidenced by that certain promissory note dated as of November 11, 1997 in the original principal amount of $950,000 which has been collaterally assigned to Lender pursuant to
     Section 8.3, the existing loan from Borrower to Arena Pharmaceuticals, Inc. which is evidenced by that certain promissory note dated as of June 30, 1997 in the original principal amount of $755,000, and an additional loan to Arena Pharmaceuticals, Inc. made after the Effective Date so long as the principal amount thereof does not exceed $1,500,000 and so long as the maturity date thereof is on or before January 31, 1999.

          15.1.4.
     Accounts arising in the ordinary course of business and payable in accordance with Borrower's customary trade terms.

     15.2. Indebtedness.
     Create, incur, assume, or allow to exist any Indebtedness of any kind or description, except the following:

          15.2.1.
     Indebtedness to trade creditors incurred in the ordinary course of business, to the extent that it does not remain unpaid for a period greater than sixty (60) days from the date due, except for Indebtedness to trade creditors subject to a bona fide dispute (the amount of which is reflected on the Financial Statements).

          15.2.2.
     The Loan Obligations.

          15.2.3.
     Indebtedness secured by purchase money Security Interests permitted by Section 15.3.

          15.2.4.
     Indebtedness represented by Capital Leases to the extent permitted hereunder.

          15.2.5.
     The Tripos Realty NationsBank Indebtedness.

          15.2.6.
     Indebtedness of any Covered Person to Borrower incurred in the ordinary course of such Covered Person's business, as presently conducted, pursuant to an "open account" arrangement, or as permitted by Section 15.1.3.

          15.2.7.
     Other Indebtedness existing on the date hereof and disclosed in the Disclosure Schedule.

     15.3. Security Interests.
Create, incur, assume or allow to exist any Security Interest upon all or any part of its property, real or personal, now owned or hereafter acquired, except the following:

          15.3.1.
     Security Interests for taxes, assessments or governmental charges not delinquent or being diligently contested in good faith and by appropriate proceedings and for which adequate book reserves in accordance with GAAP are maintained.

          15.3.2.
     Security Interests arising out of deposits in connection with workers' compensation insurance, unemployment insurance, old age pensions, or other social security or retirement benefits legislation.

          15.3.3.
     Deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds, and other obligations of like nature arising in the ordinary course of business.

          15.3.4.
     Security Interests imposed by any Law, such as mechanics', workmen's, materialmen's, landlords', carriers', or other like Security Interests arising in the ordinary course of business which secure payment of obligations which are not past due or which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP are maintained on Borrower's books.

          15.3.5.
     Purchase money Security Interests securing payment of the purchase price of capital assets acquired by such Covered Person after the Execution Date so long as the amount of the Indebtedness to be secured thereby does not exceed $500,000 in the aggregate at any time.

          15.3.6.
     Purchase money Security Interests securing Indebtedness described in Section 15.2.1 so long as the amount of Indebtedness secured thereby does not exceed $250,000 in the aggregate at any time.

          15.3.7.
     Security Interests existing on the Execution Date that are disclosed in Section 12.28 of the Disclosure Schedule and are satisfactory to Lender.

     15.4. Capital Leases.
Enter into any Capital Lease after the Execution Date with an original capitalized amount which, when aggregated with the original capitalized amounts of all other Capital Leases entered into after the Execution Date, exceeds $500,000.

     15.5. Change of Control.
Merge or consolidate with or into another Person, or permit any Person, other than the current shareholders, to become the record or beneficial owner, directly or indirectly, of securities representing 30% or more of the voting power of any Covered Person's then outstanding securities, or acquiring a sufficient interest to elect a majority of the board of directors, elect or appoint the managing partner(s) or otherwise direct the day-to-day control of any Covered Person, or in the case of any Covered Person other than Borrower, permit any Person, other than another Covered Person, to obtain any direct or indirect ownership interest in such Covered Person.

     15.6. Distributions.
   Declare or pay any Distribution. For purposes of this Section 15.6, "Distribution" means and includes (a) any cash dividend or distribution to the stockholders of Borrower with respect to the stock of Borrower, (b) any acquisition or redemption of any outstanding stock or other equity interest of Borrower, (c) any retirement or prepayment of debt securities before their regularly scheduled maturity dates by any Covered Person (other than a prepayment to Borrower), and (d) any loan, payment, or advance to any stockholder of Borrower.

     15.7. Indirect Obligations.
Create, incur, assume or allow to exist any Indirect Obligations, except for Indirect Obligations of Borrower existing on the Effective Date and disclosed to Lender on Exhibit 12.

     15.8. Capital Structure; Equity Securities.
Make any change in the capital structure of any Covered Person which has or is reasonably likely to have a Material Adverse Effect; or issue or create any securities (except for director qualifying shares in the case of Covered Persons not organized under the laws of the United States) of any Covered Person other than Borrower, except as approved in advance by Lender (such approval not to be unreasonably withheld).

     15.9. Change of Business.
Engage in any business other than the business currently conducted by Borrower or a business reasonably related thereto.

     15.10. Transactions With Affiliates.
Enter into or be a party to any transaction or arrangement, including the purchase, sale or exchange of property of any kind or the rendering of any service with any Affiliate, or make any loans or advances to any Affiliate, in each case on terms more favorable than could be obtained with independent third parties.

     15.11. Cash Transfers.
Cause or permit any cash (whether proceeds of the Loans or otherwise) to be transferred from Borrower to any Covered Person at any time except as permitted or contemplated by Section 15.1.3 or
Section 15.10.

     15.12. No Default on Indebtedness or Material Agreements. Default upon or fail to pay any Indebtedness for borrowed money in excess of $100,000, as the same matures, or breach, violate, or be in default under any Material Agreement and fail to cure such failure to pay, breach, violation, or default within the applicable cure period provided therein.

     15.13. Conflicting Agreements.
Enter into any agreement that would require a Covered Person to take action which would result in a Default or Event of Default either immediately or upon the elapsing of time.

     15.14. Fiscal Year.
Change its fiscal year end, which is currently December 31.

     15.15. New Subsidiaries.
Organize, create or acquire any Subsidiary other than those in existence on the date hereof and disclosed on the Disclosure Schedule, unless simultaneously with such Person becoming a Subsidiary, such Person becomes a Borrower or a Guarantor under this Agreement and executes any joinder agreements or other documents deemed necessary by Lender to evidence such Subsidiary's joint and several liability for the Loan Obligations.

     15.16. Transactions Having a Material Adverse Effect or
Causing a Default.
Enter into any transaction which has or is reasonably likely to have a Material Adverse Effect; or enter into any transaction, or take or contemplate taking any other action, or omit or contemplate omitting to take any action, which any Responsible Officer knows, or reasonably should know, is likely to cause a Default or Event of Default hereunder.

     15.17. Disposal of Property.
Sell, transfer, exchange, lease, license, or otherwise dispose of any of its assets to any Person, including, without limitation, to any other Covered Person except in the ordinary course of business. Any Covered Person may sell, transfer or otherwise dispose of obsolete or unusable equipment or other equipment, other than in the ordinary course of business, having an orderly liquidation value no greater than $100,000 in the aggregate for all Covered Persons in any fiscal year of Borrower unless Lender otherwise consents in writing (such consent not to be unreasonably withheld).

     15.18. Intellectual Property.
Cause or permit ownership of any Intellectual Property to be transferred from Borrower to any other Covered Person.

     15.19. Acquisitions.
Acquire stock or any other equity interest in a Person sufficient for such Person to become a Subsidiary or Affiliate of a Covered Person, or acquire all or substantially all of the assets of a Person (including all or substantially all of the operating assets of an operating division of a Person), or make any acquisition of property not in the ordinary course of business consistent with past practices..

16.  Financial Covenants.

     16.1. Special Definitions.
As used in this Section 16 and elsewhere herein, the following capitalized terms have the following meanings:

     "EBITDA" means for any period of calculation, an amount equal to the sum of (i) Net Income, (ii) federal, state and local income tax expense paid or accrued for as a liability,
     (iii) Interest Expense, (iv) depreciation and amortization expense, (v) losses on the sale or other disposition of assets, (vi) extraordinary losses, minus (a) gains on the sale or other disposition of assets, (b) extraordinary gains, and
     (c) the full amount of capitalized research and development expenditures.

     "Fixed Charges" means for any period of calculation, the sum of (i) Interest Expense, (ii) regularly scheduled principal payments of Total Funded Indebtedness, (iii) federal, state and local income taxes paid or accrued, and (iv) Distributions accrued, declared, or paid.

     "Interest Expense" means, for any period of calculation, all interest, whether paid or accrued as a liability, but without duplication, on Indebtedness of Borrower during such period.

     "Total Funded Indebtedness" means, as of any time, the sum of any contractual obligations to pay borrowed money (including, without limitation, any such Indebtedness incurred in connection with purchase money financing) and to make payments or reimbursements with respect to letters of credit (whether or not there have been drawings thereunder) at such time including, without limitation, the Loan and the aggregate dollar amount of Capital Leases presented in Borrower's most recent Financial Statements as Liabilities (as defined under GAAP).

All other capitalized terms used in this Section 16 shall have the meanings given them, and shall be determined, under GAAP. All calculations shall be for Borrower and its Subsidiaries on a consolidated basis.

     16.2. Maximum Leverage.
Borrower covenants and agrees that the ratio of Borrower's Total
Funded Indebtedness to Borrower's EBITDA for the preceding twelve
(12) month period, calculated as of the last day of each fiscal quarter, shall at no time be greater than 2.00 to 1.00.

     16.3. Minimum Current Ratio.
Borrower covenants and agrees that the ratio of Borrower's Current Assets (excluding cash and marketable securities) to Current
Liabilities, calculated as of the last day of each fiscal quarter, shall at no time be less than 1.10 to 1.00.

     16.4. Minimum Fixed Charge Coverage Ratio.
Borrower covenants and agrees that the ratio of Borrower's EBITDA to Borrower's Fixed Charges for the preceding twelve (12) month period, calculated as of the last day of each fiscal quarter, shall at no time be less than 1.60 to 1.00.

     16.5. Minimum EBITDA.
Borrower covenants and agrees that Borrower's EBITDA, calculated as of the last day of each fiscal quarter for the twelve(12) month period then ended, shall not be less than the greater of:
(a) $4,500,000 and (b) an amount equal to the product of (i) the highest EBITDA for any twelve month period ending on or after the Effective Date, multiplied by (ii) 80%.

     16.6. Maximum Capital Expenditures.
Borrower's Capital Expenditures (excluding Capital Expenditures of Tripos Receptor Research Limited incurred in connection with the construction of two buildings in the United Kingdom and the purchase of Equipment by Tripos Receptor Research Limited), calculated as of the last day of each fiscal quarter for the twelve
(12) month period then ended shall not exceed $2,000,000.

17.  Default.

     17.1. Events of Default.
Any one or more of the following shall constitute an event of default (an "Event of Default") under this Agreement:

          17.1.1. Failure to Pay Principal or Interest.
     Failure of Borrower to pay any principal of the Loans when due or interest accrued thereon.

          17.1.2. Failure to Pay Other Amounts Owed to Lender. Failure of Borrower to pay any of the Loan Obligations (other than principal of the Loans or interest accrued thereon) within 5 days after the date when due; provided, however, that if the date on which payment of such Loan Obligation is due is not specified in this Agreement or any other Loan Document and Borrower does not have knowledge that such payment is due, the 5 day grace period provided in this Section 17.1.2 shall begin on the date on which Borrower receives notice, including any invoice, or otherwise becomes aware that such Loan Obligation is due.

          17.1.3. Failure to Pay Amounts Owed to Other Persons. Failure of any Covered Person to make any payment due on Indebtedness of such Covered Person to any Affiliate or Subsidiary of Lender which continues unwaived beyond any applicable grace periods specified in the documents evidencing such Indebtedness; or failure of any Covered Person to make any payment due on Indebtedness of such Covered Person over $100,000 to Persons other than an Affiliate or Subsidiary of Lender which continues unwaived beyond any applicable grace period (except to the extent that such Covered Person disputes in good faith that such payment is due, is validly contesting the payment, and makes appropriate reserves under GAAP).

          17.1.4. Representations or Warranties.
     Any representation or warranty made by Borrower, for itself or any Covered Person in this Agreement or in any other Loan Document, or in any statement or representation made in any certificate, report, opinion or other document delivered pursuant to any of the foregoing by Borrower or any other Borrower, is discovered to have been false in any material respect when made.

          17.1.5. Certain Covenants.
     Failure of Borrower to comply with the covenants in Sections
     14.1, 14.10, 14.13, 14.14, 14.18, 14.20, 14.22, 14.24, 15, or
     16.

          17.1.6. Other Covenants.
     Failure of any Covered Person to comply with any of the terms or provisions of any of the Loan Documents applicable to it (other than a failure which constitutes an Event of Default under any of Sections 17.1.1 through 17.1.5), which such failure is not remedied or waived in writing by Lender within 30 days after the initial occurrence of such failure.

          17.1.7. Acceleration of Other Indebtedness.
     Any Obligation of a Covered Person (other than the Loan Obligations) for the payment of borrowed money in excess of $100,000 becomes or is declared to be due and payable or required to be prepaid (other than by a regularly scheduled prepayment) prior to the original or stated Maturity thereof.

          17.1.8. Default Under Other Agreements.
     The occurrence of any default or event of default under any agreement to which Borrower or any other Covered Person is a party (other than the Loan Documents), which default or breach continues unwaived beyond any applicable grace period provided therein and likely has or is reasonably likely to have a Material Adverse Effect.

          17.1.9. Default Under Tripos Realty NationsBank
     Indebtedness.
     The occurrence of any event of default under any document executed in connection with the Tripos Realty NationsBank Indebtedness, or the acceleration of the Tripos Realty NationsBank Indebtedness.

          17.1.10. Bankruptcy; Insolvency; Etc.
     A Covered Person (i) fails to pay, or admits in writing its inability to pay, its debts generally as they become due, or otherwise becomes insolvent (however evidenced); (ii) makes an assignment for the benefit of creditors; (iii) files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions or applies to any tribunal for any receiver or any trustee of such Covered Person or any substantial part of its property; (iv) commences any proceeding relating to such Covered Person under any reorganization, arrangement, readjustment of debt, dissolution or liquidation Law of any jurisdiction, whether now or hereafter in effect; (v) has commenced against it any such proceeding which remains undismissed for a period of 60 days, or by any act indicates its consent to, approval of, or acquiescence in any such proceeding or the appointment of any receiver of or any trustee for it or of any substantial part of its property, or allows any such receivership or trusteeship to continue undischarged for a period of 60 days; or (vi) takes any action to authorize any of the foregoing.

          17.1.11. Judgments; Attachment; Settlement; Etc.
     Any one or more judgments or orders is entered against a Covered Person or any attachment or other levy is made against the property of a Covered Person (including any Collateral) with respect to a claim or claims involving in the aggregate liabilities (not paid or fully covered by insurance, less the amount of reasonable deductibles in effect on the Execution
     Date) in excess of $100,000 becomes final and non-appealable and remains unsatisfied for 30 days, or if timely appealed is not fully bonded and collection thereof stayed pending the appeal.

          17.1.12. Pension Benefit Plan Termination, Etc.
     Any Pension Benefit Plan termination by the PBGC or the appointment by the appropriate United States District Court of a trustee to administer any Pension Benefit Plan or to liquidate any Pension Benefit Plan; or any event which constitutes grounds either for the termination of any Pension Benefit Plan by PBGC or for the appointment by the appropriate United States District Court of a trustee to administer or liquidate any Pension Benefit Plan shall have occurred and be continuing for thirty (30) days after Borrower has notice of any such event; or any voluntary termination of any Pension Benefit Plan which is a defined benefit pension plan as defined in Section 3(35) of ERISA while such defined benefit pension plan has an accumulated funding deficiency, unless Lender has been notified of such intent to voluntarily terminate such plan and Lender have given their consent and agreed that such event shall not constitute a Default; or the plan administrator of any Pension Benefit Plan applies under
     Section 412(d) of the Code for a waiver of the minimum funding standards of Section 412(1) of the Code and Lender determine that the substantial business hardship upon which the application for such waiver is based could subject any Covered Person or ERISA Affiliate of any Covered Person to a liability in excess of $100,000.

          17.1.13. Liquidation or Dissolution.
     Any Covered Person files a certificate of dissolution under applicable Law or is liquidated or dissolved or suspends or terminates the operation of its business, or has commenced against it any action or proceeding for its liquidation or dissolution or the winding up of its business, or takes any corporate action in furtherance thereof, except in connection with the consolidation of such a Covered Person and its assets with another Covered Person and its assets.

          17.1.14. Seizure of Assets.
     All or a material part of the property of any Covered Person is nationalized, expropriated, seized or otherwise appropriated, or custody or control of such property or of any Covered Person shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, unless the same is being contested in good faith by proper proceedings diligently pursued and a stay of enforcement is in effect.

          17.1.15. Loan Documents; Security Interests.
     For any reason other than the failure of Lender to take any action available to it to maintain perfection of the Security Interests created in favor of Lender pursuant to the Loan Documents, any Loan Document ceases to be in full force and effect or any Security Interest with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected and prior to all other Security Interests (other than the Permitted Security Interests) or is terminated, revoked or declared void or invalid.

          17.1.16. Loss to Collateral.
     Any loss, theft, damage or destruction of any item or items of property occurs which either (i) has or is reasonably likely to have a Material Adverse Effect on any Covered Person.

          17.1.17. Cross-Default.
     Any Event of Default under this Agreement will constitute an event of default under any other agreement between any Covered Person and Lender or any Affiliate or Subsidiary of Lender and under any evidence of Indebtedness of any Covered Person held by Lender or any Affiliate or Subsidiary of Lender, whether or not it is defined as such therein.

          17.1.18. Material Adverse Change.
     There occurs any material adverse change in any Covered
     Person's property, business, operation, or condition
     (financial or otherwise), or there occurs any event which has or is reasonably likely to have a Material Adverse Effect.

          17.1.19. Guaranty Default.
     Any Guarantor denies any liability under its Guaranty, or any Guaranty becomes or is asserted to be unenforceable or void, or there is a default under or breach of any term of any Guaranty.

     17.2. Rights and Remedies in the Event of Default.

          17.2.1. Termination of Commitments.
     Upon an Event of Default described in Section 17.1.10, the Commitments shall be deemed automatically canceled. During any other Existing Default, Lender may cancel the Commitments. Such cancellation may be, in either case, without presentment, demand or notice of any kind, which Borrower expressly waives.

          17.2.2. Acceleration.
     Upon an Event of Default described in Section 17.1.10, all of the outstanding Loan Obligations shall automatically become immediately due and payable. During any other Existing Default, Lender may declare all of the outstanding Loan Obligations immediately due and payable. Such acceleration may be, in either case, without presentment, demand or notice of any kind, which Borrower expressly waives.

          17.2.3. Right of Set-off.
     During any Existing Default, Lender is hereby authorized, without notice to Borrower (any such notice being expressly waived by Borrower; Lender will use reasonable efforts to provide subsequent notice to Borrower but Lender shall not be liable for any failure to give such notice), to set off and apply against the Loan Obligations any and all deposits (general or special, time or demand, provisional or final) or other assets at any time held or at Lender, or any other Indebtedness at any time owing by Lender to or for the credit or the account of Borrower, irrespective of whether or not Lender shall have made any demand under this Agreement or the Notes and although such Loan Obligations may be unmatured. The rights of Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) which Lender may otherwise have.

          17.2.4. Notice to Account Debtors.
     Upon the occurrence and during the continuance of any Event of Default and at any time and from time to time thereafter, Lender may, without prior notice to Borrower (Lender will use reasonable efforts to provide subsequent notice to Borrower but Lender shall not be liable for any failure to give such notice), notify any or all Account Debtors that the Accounts have been assigned to Lender and that Lender has a Security Interest therein, and Lender may direct, or Borrower, at Lender's request, shall direct, any or all Account Debtors to make all payments upon the Accounts directly to Lender for the benefit of Lender.

          17.2.5. Entry Upon Premises and Access to Information. During an Existing Default and acceleration of the Loan Obligations as provided herein, and at any time thereafter:
     Lender may (i) enter upon the premises leased or owned by Borrower where Collateral is located (or is believed to be located) without any obligation to pay rent to Borrower, or any other place or places where Collateral is believed to be located, (ii) render Collateral usable or saleable,
     (iii) remove Collateral to the premises of Lender or any agent of Lender for such time as Lender may desire in order effectively to collect or liquidate Collateral; (iv) take possession of, and make copies and abstracts of Borrower's original books and records, obtain access to Borrower's data processing equipment, computer hardware and software relating to any of the Collateral and use all of the foregoing and the information contained therein in any manner Lender deems appropriate in connection with the exercise of Lender's rights; and (v) notify postal authorities to change the address for delivery of Borrower's mail to an address designated by Lender and to receive, open and process all mail addressed to Borrower (so long as Lender provides copies of such mail to Borrower; it being agreed that Lender shall not be liable for any failure to provide such copies).

          17.2.6. Borrower's Obligations.
     During an Existing Default, Borrower shall, if Lender so requests, assemble all the movable tangible Collateral and make it available to Lender at a place or places to be designated by Lender in its reasonable discretion.

          17.2.7. Secured Party Rights.
     During an Existing Default and acceleration of the Loan
     Obligations as provided herein, and at any time and from time to time thereafter:

               17.2.7.1. Lender may exercise any or all of its rights under the Security Documents as a secured party under the UCC and any other applicable Law; and

               17.2.7.2.
          Lender may sell or otherwise dispose of any or all of the Collateral at public or private sale in a commercially reasonable manner, which sale Lender may postpone from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement at any adjourned sale without being required to give a new notice of sale, all as Lender deems advisable, for cash or credit. Lender may become the purchaser at any such sale if permissible under applicable Law, and Lender may, in lieu of actual payment of the purchase price, offset the amount thereof against Borrower's obligations owing to Lender, and Borrower agrees that Lender has no obligation to preserve rights to Collateral against prior parties or to marshal any Collateral for the benefit of any Person.

     In connection with the advertising for sale, selling, further manufacture, or otherwise realizing upon any of the Collateral securing the obligations of Borrower to Lender, Lender may use and is hereby granted a license to use, without charge or liability to Lender therefor, any of Borrower's labels, trade names, trademarks, trade secrets, service marks, patents, patent applications, licenses, certificates of authority, advertising materials, or any of Borrower's other properties or interests in properties of similar nature, to the extent that such use thereof is not prohibited by agreements under which Borrower has rights therein, and all of Borrower's rights under license, franchise and similar agreements shall inure to Lender's benefit.

          17.2.8. Miscellaneous.
     During an Existing Default and at any time thereafter, Lender may exercise any other rights and remedies available to Lender under the Loan Documents or otherwise available to Lender at law or in equity.

          17.2.9. Application of Funds.
     Any funds received by Lender with respect to the Loan Obligations after maturity or any acceleration, including proceeds of any of any Covered Person's property, shall be applied as follows: (i) first, to reimburse Lender for any amounts due to Lender under Section 21.5; (ii) second, to reimburse to Lender all unreimbursed costs and expenses paid or incurred by Lender that are payable or reimbursable by Borrower hereunder; (iii) third, to the payment of accrued and unpaid fees due hereunder and all other amounts due hereunder (other than the Loans and interest accrued thereon);
     (iv) fourth, to the payment of interest accrued on the Loans to Lender; (v) fifth, to the payment of the Loans, in such order as Lender determines in its absolute discretion; and
     (vi) sixth, to the payment of the other Loan Obligations. Any remaining amounts shall be paid to Borrower or such other Persons as shall be legally entitled thereto. Borrower hereby waives the right to direct the application of payments and proceeds of the Collateral.

     17.3. Limitation of Liability; Waiver.
Lender shall not be liable to Borrower or any other Covered Person as a result of any commercially reasonable possession, repossession, collection or sale by Lender of Collateral; and Borrower hereby waives all rights of redemption from any such sale and the benefit of all valuation, appraisal and exemption Laws. If Lender seeks to take possession of any of the Collateral by replevin or other court process after an Event of Default, Borrower hereby irrevocably waives (i) the posting of any bonds, surety and security relating thereto required by any statute, court rule or otherwise as an incident to such possession, (ii) any demand for possession of the Collateral prior to the commencement of any suit or action to recover possession thereof, (iii) any requirement that Lender retain possession and not dispose of any Collateral until after trial or final judgment, and (iv) to the extent permitted by applicable Law, all rights to notice and hearing prior to the exercise by Lender of its right to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing. No Lender shall have any obligation to preserve rights to the Collateral or to marshall any Collateral for the benefit of any Person.

     17.4. Notice.
Any notice of intended action required to be given by Lender (including notice of a public or private sale of Collateral), if given as provided in Section 22.1 at least 10 days prior to such proposed action, shall be effective and constitute reasonable and fair notice to Borrower.

18.  Changes in Circumstances.

     18.1. Compensation for Increased Costs and Reduced Returns;
Capital Adequacy.


          18.1.1. Increased Costs or Reduced Returns to Lender.
     If, after the date hereof, the adoption of any applicable Law or any change in any applicable Law or any change in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by Lender (or the Lending Office) with any request or directive (whether or not having the force of law) of any such Governmental Authority:

          (i) subjects Lender (or the Lending Office) to any Tax with respect to any Eurodollar Loan or its obligation to make any Advance that will be a Eurodollar Loan, or change the basis of taxation of any amounts payable to Lender (or the Lending Office) under this Agreement in respect of any Eurodollar Loan (other than Taxes imposed on the overall net income of Lender by the jurisdiction in which Lender has its principal office or the Lending Office);

          (ii) imposes, modifies, or deems applicable any reserve, special deposit, assessment, compulsory loan or similar requirement (other than the Reserve Requirement) relating to any extensions of credit or other assets of, or any deposits with or other liabilities or Commitments of, Lender (or the Lending Office), including the Commitments of Lender hereunder; or

          (iii) imposes on Lender (or the Lending Office), or the London interbank market, any other condition affecting this Agreement, the Commitments or any of the Loan Obligations;

     and the result of any of the foregoing is to increase the cost to Lender (or the Lending Office) of making, converting into, continuing, or maintaining any Revolving Loan or to reduce any sum received or receivable by Lender (or the Lending Office) under this Agreement or any of the other Loan Documents with respect to any Revolving Loan, then Borrower shall pay to Lender on demand such amount or amounts as will compensate Lender for such increased cost or reduction. If Lender requests compensation by Borrower under this Section Borrower may, by notice to Lender, suspend the obligation of Lender to make or continue Revolving Loans of the type with respect to which such compensation is requested, or to convert Revolving Loans of any other type into Revolving Loans of such type, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of Section 18.5 shall be applicable); provided, however, that such suspension shall not affect the right of Lender to receive the compensation so requested for any continuing Revolving Loan outstanding or any subsequent Revolving Loan. Notwithstanding the foregoing provisions of this Section
     18.1.1 during any Interest Period, Borrower shall not be liable to Lender for any additional costs imposed on Lender in connection with any Eurodollar Loan which arise as a result of a cost increase described above during such Interest Period (but will be liable for such costs during any subsequent Interest Periods).

          18.1.2. Capital Adequacy.
     If at any time after the date hereof Lender determines that the adoption of any applicable Law regarding capital adequacy or any change therein or in the interpretation or administration thereof by any governmental authority, charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority, has or would have the effect of reducing the rate of return on the capital of Lender or any corporation controlling Lender as a consequence of Lender's obligations hereunder to a level below that which Lender or such corporation could have achieved but for such adoption, change, request, or directive (taking into consideration its policies with respect to capital adequacy), then from time to time upon demand Borrower shall pay to Lender such additional amount or amounts as will compensate Lender for such reduction.

          18.1.3. Notice to Borrower.
     Lender shall promptly notify Borrower of any event of which it has knowledge, occurring after the date hereof, which will entitle Lender to compensation pursuant to this Section 18.1 and will designate a different Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of Lender, be otherwise disadvantageous to it. If Lender claims compensation under this Section, Lender will furnish to Borrower a statement stating the additional amount or amounts to be paid to it hereunder, which shall be conclusive in the absence of manifest error. In determining such amount, Lender may use any reasonable averaging and attribution methods.

     18.2. Limitations on Eurodollar Loans.
If on or prior to the first day of any Interest Period for any Eurodollar Loan:

          18.2.1. Market Failure.
     Lender determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period; or

          18.2.2. Inadequate Reflection of Cost.
     Lender determines (which determination shall be conclusive) that the Eurodollar Rate will not adequately and fairly reflect the cost to Lender of funding Eurodollar Loans for such Interest Period;

then Lender will give Borrower prompt notice thereof, and while such condition remains in effect, Lender will have no obligation to make additional Advances that will be Eurodollar Loans, to continue Eurodollar Loans, or to convert Prime Rate Loans into Eurodollar Loans.

     18.3. Illegality.
Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for Lender or the Lending Office to make Advances that will be Eurodollar Loans or maintain Eurodollar Loans hereunder, then Lender shall promptly notify Borrower thereof and Lender's obligation to do so or to convert Prime Rate Loans into Eurodollar Loans shall be suspended until such time as Lender may again do so, and Lender's outstanding Eurodollar Loans shall be converted into Prime Rate Loans in accordance with Section 18.5.

     18.4. Compensation.
Upon the request of Lender, Borrower shall pay to Lender such amount or amounts as will be sufficient (in the reasonable determination of Lender) to compensate it for any loss, cost, or expense (including loss of anticipated profits) incurred by it as a result of:

          18.4.1. Early Payment.
     any payment, prepayment, or conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Revolving Loan pursuant to the terms hereof) on a date other than the last day of the Interest Period for such Eurodollar Loan; or

          18.4.2. Failure to Take Advances.
     any failure by Borrower for any reason (other than pursuant to Section 18.2 or 18.3) to take an Advance that is requested to be a Eurodollar Loan or to convert, continue, or prepay a Eurodollar Loan on the date therefor specified in the relevant request for an Advance or notice of prepayment, continuation, or conversion under this Agreement.

     If Lender claims compensation under this Section 18.4, Lender shall furnish a certificate to Borrower that states the amount to be paid to it hereunder and includes a description in reasonable detail of the method used by Lender in calculating such amount. Borrower shall have the burden of proving that the amount of any such compensation calculated by Lender is not correct. Any compensation payable by Borrower to Lender under this Section shall be payable without regard to whether Lender has funded any Advance or Eurodollar Loan through the purchase of deposits in an amount or of a maturity corresponding to the deposits used as a reference in determining the Eurodollar Rate as provided herein.

     18.5. Treatment of Affected Revolving Loans.
If the obligation of Lender to make an Advance that will be a Eurodollar Loan or to continue any Eurodollar Loan or to convert any Prime Rate Loan into a Eurodollar Loan shall be suspended pursuant to Section 18.2 or 18.3 each such Revolving Loan shall be automatically and immediately converted into a Prime Rate Loan on the last day of its Interest Period (or, in the case of a conversion required by Section 18.3, on such earlier date as Lender may specify to Borrower). Unless and until Lender gives notice as provided below that the circumstances specified in Section 18.2 or
18.3 that gave rise to such conversion no longer exist:

          18.5.1. Payments.
     To the extent that such Revolving Loans have been so converted, all payments and prepayments of principal that would otherwise be applied to such Revolving Loans shall continue to be made and applied as provided for herein; and

          18.5.2. Prime Rate.
     All Advances by Lender that would otherwise become Eurodollar Loans and all Revolving Loans that would otherwise be continued by Lender as Eurodollar Loans shall become or be continued instead as Prime Rate Loans, and all Revolving Loans that would otherwise be converted into Eurodollar Loans shall be converted instead into (or shall remain as) Prime Rate Loans.

     Lender shall give prompt notice to Borrower if and when the circumstances specified in Section 18.2 or 18.3 that gave rise to the conversion of Revolving Loans pursuant to this Section 18.5 no longer exist.

19.  Taxes.

     19.1. Gross-Up.
All payments by Borrower to or for the account of Lender hereunder or under any other Loan Document shall be made free and clear of and without deduction for all present or future Taxes, excluding franchise Taxes and Taxes imposed on Lender's net income, by the jurisdiction under the Laws of which Lender is organized or the Lending Office is located or any political subdivision thereof. If Borrower is required by Law to deduct any Taxes from or in respect of any sum payable under this Agreement or any other Loan Document to Lender, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) Borrower shall make such deductions, (iii) Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable Law, and (iv) Borrower shall furnish to Lender, at its address referred to herein, the original or a certified copy of a receipt evidencing payment thereof. In addition, Borrower agrees to pay any and all present or future Impositions. Impositions include stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from the Loan Obligations, any payment made under this Agreement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, the Loan Obligations, this Agreement or any other Loan Document. Borrower agrees to indemnify Lender for the full amount of all Impositions and Taxes, excluding franchise Taxes and Taxes imposed on Lender's net income, (including any such Taxes or Impositions imposed or asserted by any jurisdiction on amounts payable under this Section) paid by Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Within thirty days after the date of any payment of Taxes, Borrower shall furnish Lender the original or a certified copy of a receipt evidencing such payment.

     19.2. Lender's Undertaking.
If Borrower is required to pay additional amounts to or for the account of Lender pursuant to Section 19.1, then Lender will use reasonable efforts to change the jurisdiction of the Lending Office so as to eliminate or reduce any such additional payment which may thereafter accrue if such change, in the judgment of Lender, is not otherwise disadvantageous to Lender.

20.  Usury Limitations.
Notwithstanding any provisions to the contrary in Section 4 or elsewhere in any of the Loan Documents, Borrower shall not be obligated to pay interest at a rate which exceeds the maximum rate permitted by Law. If, but for this Section 20, Borrower would be deemed obligated to pay interest at a rate which exceeds the maximum rate permitted by Law, or if any of the Loan Obligations is paid or becomes payable before its originally scheduled Maturity and as a result Borrower has paid or would be obligated to pay interest at such an excessive rate, then (i) Borrower shall not be obligated to pay interest to the extent it exceeds the interest that would be payable at the maximum rate permitted by Law; (ii) if the outstanding Loan Obligations have not been accelerated as provided in Section 17.2.2, any such excess interest that has been paid by Borrower shall be refunded; (iii) if the outstanding Loan Obligations have been accelerated as provided in Section 17.2.2, any such excess that has been paid by Borrower shall be applied to the Loan Obligations as provided in Section 17.2.9; and (iv) the effective rate of interest shall be deemed automatically reduced to the maximum rate permitted by Law.

21.  General.

     21.1. Lender's Right to Cure.
So long as there is an Existing Default, after first giving notice to Borrower, Lender may from time to time, in its absolute discretion, for Borrower's account and at Borrower's expense, pay or make a Revolving Loan Advance to pay any amount or do any act required of Borrower hereunder. So long as there is an Existing Default, Lender may also from time to time, in its absolute discretion, for Borrower's account and at Borrower's expense pay or make a Revolving Loan Advance to pay any amount or do any act reasonably requested by Lender to preserve, protect, maintain or enforce the Loan Obligations, the Collateral or Lenders' Security Interests therein and which Borrower fails to pay or do. Such payments and actions include payment of any judgment against Borrower, insurance premium, taxes or assessments, warehouse charge, finishing or processing charge, landlord's claim, and any other claim. All payments made by Lender pursuant to this Section and all out-of-pocket costs and expenses incurred by Lender in connection with any action taken by Lender hereunder shall be a part of the Loan Obligations, the repayment of which shall be secured by the Collateral. Any payment made or other action taken by Lender pursuant to this Section shall be without prejudice to any right to assert an Event of Default hereunder and to pursue Lender's other rights and remedies with respect thereto.

     21.2. Rights Not Exclusive.
Every right granted to Lender hereunder or under any other Loan
Document or allowed to it at law or in equity shall be deemed cumulative and may be exercised from time to time.

     21.3. Survival of Agreements.
All covenants and agreements made herein and in the other Loan Documents shall survive the execution and delivery of this Agreement, the Notes and other Loan Documents and the making of every Advance. All agreements, obligations and liabilities of Borrower under this Agreement concerning the payment of money to Lender, including Borrower's obligations under Sections 21.4 and 21.5, but excluding the obligation to repay the Loans and interest accrued thereon, shall survive the indefeasible repayment in full of the Loans and interest accrued thereon, the return of the Notes to Borrower, and the termination of the Commitments.

     21.4. Payment of Expenses.
Borrower agrees to pay or reimburse to Lender all of Lender's reasonable out-of-pocket costs incurred in connection with Lender's due diligence review before execution of the Loan Documents; the negotiation and preparation of any proposal, a commitment letter and the Loan Documents; the perfection of Lender's Security Interest in any Collateral, the interpretation of any of the Loan Documents; the enforcement of Lender's rights and remedies under the Loan Documents after a Default or Event of Default; any amendment of or supplementation to any of the Loan Documents; and any waiver, consent or forbearance with respect to any Default or Event of Default. Lender's reasonable out-of-pocket costs may include but are not limited to the following, to the extent they are actually paid or incurred by Lender: title insurance fees and premiums; the cost of searches for Security Interests existing against Covered Persons; recording and filing fees; appraisal fees; audit and exam fees; environmental consultant fees; litigation costs; and all reasonable attorneys' and paralegals' expenses and reasonable fees; and all reasonable expenses incurred in connection with any of the foregoing. Attorneys' and paralegals' expenses may include but are not limited to filing charges; telephone, data transmission, facsimile and other communication costs; courier and other delivery charges; and photocopying charges. Litigation costs may include but are not limited to filing fees, deposition costs, expert witness fees, expenses of service of process, and other such costs paid or incurred in any administrative, arbitration, or court proceedings involving Lender and any Covered Person, including proceedings under the Federal Bankruptcy Code. All costs which Borrower is obligated to pay or reimburse Lender are Loan Obligations payable to Lender are Loan Obligations which are secured by the Collateral, and are payable on demand by Lender.

     21.5. General Indemnity.

          21.5.1.
     Borrower shall pay, indemnify and hold harmless Lender and its respective directors, officers, employees, agents, and representatives (the "Indemnified Parties") for, from and against, and promptly to reimburse the Indemnified Parties for, any and all claims, damages, liabilities, losses, costs and expenses (including reasonable attorneys' fees and expenses and amounts paid in settlement) incurred, paid or sustained by the Indemnified Parties in connection with, arising out of, based upon or otherwise involving or resulting from any threatened, pending or completed action, suit, investigation or other proceeding by, against or otherwise involving the Indemnified Parties and in any way dealing with, relating to or otherwise involving this Agreement, any of the other Loan Documents, or any transaction contemplated hereby or thereby except to the extent that they arise from the gross negligence, bad faith or willful misconduct of any of the Indemnified Parties. Borrower shall pay, indemnify and hold harmless the Indemnified Parties for, from and against, and promptly reimburse the Indemnified Parties for, any and all claims, damages, liabilities, losses, costs and expenses (including reasonable attorneys' and consultant fees and expenses, investigation and laboratory fees, removal, remedial, response and corrective action costs, and amounts paid in settlement) incurred, paid or sustained by the Indemnified Parties as a result of the manufacture, storage, transportation, release or disposal of any Hazardous Material on, from, over or affecting any of the Collateral or any of the assets, properties, or operations of any Covered Person or any predecessor in interest, directly or indirectly.

          21.5.2.
     The obligations of Borrower under this Section 21.5 shall survive the termination of the Commitments, and the indefeasible full payment and satisfaction of all of the Loan Obligations, and the release of the Collateral.

          21.5.3.
     To the extent that any of the indemnities required from Borrower under this Section are unenforceable because they violate any Law or public policy, Borrower shall pay the maximum amount which it is permitted to pay under applicable Law.

     21.6. Letters of Credit.
Borrower assumes all risks of the acts or omissions of any beneficiary of any of the Letters of Credit. Neither Lender nor any of its directors, officers, employees, agents, or representatives shall be liable or responsible for: (a) the use which may be made of any of the Letters of Credit or for any acts or omissions of beneficiary in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement(s) thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by Lender against presentation of documents which, on their face, appear to comply with the terms of any Letter of Credit, even though such documents may fail to bear any reference or adequate reference to any such Letter of Credit; or
(d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit in connection with which Lender would, pursuant to the Uniform Customs and Practices for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 (as amended from time to time), be absolved from liability. In furtherance and not in limitation of the foregoing, Lender may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

     21.7. Changes in Accounting Principles.
If Borrower, at the end of its fiscal year and with the concurrence of its independent certified public accountants, changes the method of valuing the Inventory of Borrower, or if any other changes in accounting principles from those used in the preparation of any of the Financial Statements are required by or result from the promulgation of principles, rules, regulations, guidelines, pronouncements or opinions by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or bodies with similar functions), and any of such changes result in a change in the method of calculation of, or affect the results of such calculation of, any of the financial covenants, standards or terms found herein, then the parties hereto agree to enter into and diligently pursue negotiations in order to amend such financial covenants, standards or terms so as to equitably reflect such changes, with the desired result that the criteria for evaluating the financial condition and results of operations of Borrower shall be the same after such changes as if such changes had not been made; provided, however, that until such changes are made, all financial covenants herein and all the provisions hereof which contemplate financial calculation hereunder shall remain in full force and effect.

     21.8. Other Security.
Lender may, without notice or demand and without affecting Borrower's obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Loan Obligations and exchange, enforce and release such collateral or any part thereof; and
(b) accept and hold any endorsement or guaranty of payment of all or any part of the Loan Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Security Interest in any other collateral as security for the payment of all or any part of the Loan Obligations, or any other Person in any way obligated to pay all or any part of the Loan Obligations.

     21.9. Loan Records.
The date and amount of all Advances to Borrower and payments of amounts due from Borrower under the Loan Documents will be recorded in the records that Lender normally maintains for such types of transactions. The failure to record, or any error in recording, any of the foregoing shall not, however, affect the obligation of Borrower to repay the Loans and other amounts payable under the Loan Documents. Borrower shall have the burden of proving that such records are not correct. Borrower agrees that Lender's books and records showing the Loan Obligations and the transactions pursuant to this Agreement shall be admissible in any action or proceeding arising therefrom, irrespective of whether any Loan Obligation is also evidenced by a promissory note or other instrument. Such statement shall be deemed correct, accurate and binding on Borrower and an account stated (except for reversals and reapplications of payments as provided in Section 6.8 and corrections of errors discovered by Lender), unless Borrower notifies Lender in writing to the contrary within 30 days after such statement is rendered. In the event a timely written notice of objections is given by Borrower, only the items to which exception is expressly made will be considered to be disputed by Borrower.

     21.10. Loan Obligations Payable in Dollars.
All Loan Obligations that are payable in Dollars under the terms of the Loan Documents shall be payable only in Dollars. If, however, to obtain a judgment in any court it is necessary to convert a Loan Obligation payable in Dollars into another currency, the rate of exchange used shall be that at which Lender, using its customary procedures, could purchase Dollars with such other currency in New York, New York on the Business Day immediately preceding the day on which such judgment is rendered. If any sum in another currency is paid to Lender or received by Lender and applied to a Loan Obligation payable in Dollars, such Loan Obligation shall be deemed paid and discharged only to the extent of the amount of Dollars that Lender, using its customary procedures, is able to purchase in New York, New York with such sum on the Business Day immediately following receipt thereof. Borrower agrees to indemnify Lender against any loss in Dollars that it may incur on such Loan Obligation as a result of such payment or receipt and application to such Loan Obligation.

     21.11. Other Security and Guaranties.
Lender may, without notice or demand and without affecting Borrower's obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Loan Obligations and exchange, enforce and release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Loan Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Security Interest in any other collateral as security for the payment of all or any part of the Loan Obligations, or any other Person in any way obligated to pay all or any part of the Loan Obligations.

22.  Miscellaneous.

     22.1. Notices.
All notices, consents, requests and demands to or upon the respective parties hereto shall be in writing, and shall be deemed to have been given or made when delivered in person to those Persons listed on the signature pages hereof or four days after being deposited in the United States mail, postage prepaid, or, in the case of overnight courier services, one Business Day after delivery to the overnight courier service, or in the case of telex or telecopy notice, when sent, verification received, in each case addressed as set forth on the signature pages hereof, or such other address as either party may designate by notice to the other in accordance with the terms of this Section. No notice given to or demand made on Borrower by Lender in any instance shall entitle Borrower to notice or demand in any other instance.

     22.2. Confidentiality.
Except as provided in this Section, Lender agrees that it will not disclose to third parties any Confidential Information. For the purposes of this Section 22.2, "Confidential Information" means information delivered to Lender by or on behalf of Borrower or any Covered Person in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by Lender as being confidential information of the Borrower or such Covered Person, provided that such term does not include information that (a) was publicly known or otherwise known by Lender prior to the time of such disclosure,
(b) subsequently becomes publicly known through no act or omission by Lender or any person acting on behalf of Lender, (c) otherwise becomes known to Lender other than through disclosure by Borrower or any Covered Person or (d) constitutes Financial Statements or other information delivered to Lender as required hereunder that are otherwise publicly available. Lender will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by Lender in good faith to protect Confidential Information delivered to Lender, provided that Lender may deliver or disclose Confidential Information to (i) its directors, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the Loans and the Loan Documents), (ii) its financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section, (iii) any proposed assignee, participant or transferee of Lender with respect to the Loans (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section),
(iv) any Governmental Authority having jurisdiction over Lender, or
(v) any other Person to which such delivery or disclosure may be necessary or appropriate (a) to effect compliance with any Law, rule, regulation or order applicable to Lender, (b) in response to any subpoena or other legal process, (c) in connection with any litigation to which Lender is a party, or (d) if an Event of Default has occurred and is continuing, to the extent Lender may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under this Agreement or any other Loan Document.

     22.3. Amendments, Waivers and Consents.
Unless otherwise provided herein, no amendment to or waiver of any provision of this Agreement, or of any of the other Loan Documents, nor consent to any departure by Borrower herefrom or therefrom, shall be effective unless it is in writing and signed by authorized officers of Borrower and Lender; provided, however, that any such amendment, waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on Borrower in any instance shall entitle Borrower to any other or further notice or demand in another similar or different instance. No failure by Lender to exercise, and no delay by Lender in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by Lender of any right, remedy, power or privilege hereunder preclude any other exercise thereof, or the exercise of any other right, remedy, power or privilege existing under any Law or otherwise.

     22.4. Rights Cumulative.
Each of the rights and remedies of Lender under this Agreement shall be in addition to all of its other rights and remedies under applicable Law, and nothing in this Agreement shall be construed as limiting any such rights or remedies.

     22.5. Successors and Assigns.
This Agreement shall be binding upon and inure to the benefit of the parties hereto and all future holders of the Notes and their respective successors and assigns, except that Borrower may not assign, delegate or transfer any of its rights or obligations under this Agreement without the prior written consent of Lender. With respect to Borrower's successors and assigns, such successors and assigns shall include any receiver, trustee or debtor-in-possession of or for Borrower.

     22.6. Severability.
Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or lack of authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction unless the ineffectiveness of such provision would result in such a material change as to cause completion of the transactions contemplated hereby to be unreasonable.

     22.7. Counterparts.
This Agreement may be executed by the parties hereto on any number of separate counterparts, and all such counterparts taken together shall constitute one and the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than one counterpart signed by the party to be charged.

     22.8. Governing Law; No Third Party Rights.
This Agreement, the other Loan Documents and the Notes and the rights and obligations of the parties hereunder and thereunder shall be governed by and construed and interpreted in accordance with the internal Laws of the State of Missouri applicable to contracts made and to be performed wholly within such state, without regard to choice or conflict of laws provisions; except that the provisions of the Loan Documents pertaining to the creation or perfection of Security Interests or the enforcement of rights of Lender in Collateral located in a State other than the State of Missouri shall be governed by the laws of such other State. This Agreement is solely for the benefit of the parties hereto and their respective successors and assigns, and no other Person shall have any right, benefit, priority or interest under, or because of the existence of, this Agreement.

     22.9. Counterpart Facsimile Execution.
For purposes of this Agreement, a document (or signature page thereto) signed and transmitted by facsimile machine or telecopier is to be treated as an original document. The signature of any Person thereon, for purposes hereof, is to be considered as an original signature, and the document transmitted is to be considered to have the same binding effect as an original signature on an original document. At the request of any party hereto, any facsimile or telecopy document is to be re-executed in original form by the Persons who executed the facsimile or telecopy document. No party hereto may raise the use of a facsimile machine or telecopier or the fact that any signature was transmitted through the use of a facsimile or telecopier machine as a defense to the enforcement of this Agreement or any amendment or other document executed in compliance with this Section.

     22.10. No Other Agreements.
There are no other agreements between Lender and Borrower, oral or written, concerning the subject matter of the Loan Documents, and all prior agreements concerning the same subject matter, including any proposal or Commitment Letter, are merged into the Loan
Documents and thereby extinguished.

     22.11. Negotiated Transaction.
Borrower and Lender represent each to the others that in the negotiation and drafting of this Agreement and the other Loan Documents they have been represented by and have relied upon the advice of counsel of their choice. Borrower and Lender affirm that their counsel have both had substantial roles in the drafting and negotiation of this Agreement and Lender affirms that its counsel has participated in the drafting and negotiation of this Agreement; therefore, this Agreement will be deemed drafted by all of Borrower and Lender and the rule of construction to the effect that any ambiguities are to be resolved against the drafter will not be employed in the interpretation of this Agreement.

     22.12.
MANDATORY ARBITRATION.

          22.12.1.
     Any controversy or claim between or among the parties hereto arising out of or relating to this Agreement or the other Loan Documents, including any claim based on or arising from an alleged tort, shall be determined by binding arbitration in accordance with the Federal Arbitration Act (or if not applicable, the applicable state law), the Rules of Practice and Procedure for the Arbitration of Commercial Disputes of Judicial Arbitration and Mediation Services, Inc., predecessor in interest to Endispute, Inc., doing business as "J.A.M.S./Endispute" and the "Special Rules" set forth below. In the event of any inconsistency, the Special Rules shall control. Judgment upon any arbitration award may be entered in any court having jurisdiction. Any party to this Agreement may bring an action, including a summary or expedited proceeding, to compel arbitration of any controversy or claim to which this Agreement applies in any court having jurisdiction over such action.

          22.12.2.
     The arbitration shall be conducted in the St. Louis, Missouri and administered by J.A.M.S./Endispute who will appoint an arbitrator; if J.A.M.S./Endispute is unable or legally precluded from administering the arbitration, then the American Arbitration Association will serve. All arbitration hearings will be commenced within ninety (90) calendar days of the demand for arbitration; further, the arbitrator shall only, upon a showing of cause, be permitted to extend the commencement of such hearing for up to an additional sixty
     (60) calendar days.

          22.12.3.
     Nothing in this Agreement shall be deemed to (i) limit the applicability of any otherwise applicable statutes of limitation or repose and any waivers contained in this Agreement; or (ii) be a waiver by Lender of the protection afforded to it by 12 U.S.C. Sec. 91 or any substantially equivalent state law; or (iii) limit the right of Lender
     (A) to exercise self help remedies such as (but not limited to) setoff, or (B) foreclose against any Collateral or (C) to obtain from a court provisional or ancillary remedies such as (but not limited to) injunctive relief or the appointment of a receiver. Lender may exercise such self help rights, foreclose upon such Collateral, obtain such provisional or ancillary remedies, or take any other action with respect to the Collateral permitted by law or equity against Borrower or any other Person liable for all or any portion of the Loan Obligations, before, during or after the pendency of any arbitration proceeding brought pursuant to this Agreement or any of the other Loan Documents. Neither the exercise of self help remedies nor the institution or maintenance of an action for foreclosure or provisional or ancillary remedies shall constitute a waiver of the right of any party, including the claimant in any such action, to arbitrate the merits of the controversy or claim occasioning resort to such remedies. No provision herein or in this Agreement or the Loan Documents regarding submission to jurisdiction, choice of forum, jury trial waiver, and/or venue in any court is intended or shall be construed to be in derogation of the provisions herein or therein for arbitration of any controversy or claim.

     22.13. Acknowledgment of Licensing Arrangements.
Nothing contained in this Agreement or in the Loan Documents shall be construed as prohibiting Borrower from entering into licensing or other contractual arrangements with respect to its software and patents for the purpose of creating revenue for Borrower in the ordinary course of Borrower's business as presently conducted.

     22.14. CHOICE OF FORUM.
Subject only to the exception in the next sentence, Borrower and Lender hereby agree to the exclusive jurisdiction of the federal court of the Eastern District of Missouri and the state courts of Missouri located in St. Louis County, Missouri, and waive any objection based on venue or forum non conveniens with respect to any action instituted therein, and agree that any dispute concerning the relationship between Lender and Borrower or the conduct of any of them in connection with this Agreement or otherwise shall be heard only in the courts described above. Notwithstanding the foregoing: (1) Lender shall have the right to bring any action or proceeding against Borrower or its property in any courts of any other jurisdiction Lender deem necessary or appropriate in order to realize on the Collateral, real estate, or other security for the Loan Obligations, and (2) each of the parties hereto acknowledges that any appeals from the courts described in the immediately preceding sentence may have to be
heard by a court located outside those jurisdictions.   Borrower
shall cause each Covered Person to comply with the terms of this Section.

     22.15. SERVICE OF PROCESS.
Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by registered mail (return receipt requested) directed to Borrower at its address set forth on the signature pages hereof, and service so made shall be deemed to be completed five days after the same shall have been so deposited in the U.S. mails (or, if Lender has exercised its right to receive and open Borrower's mail as provided herein, on the date service of process is received by Borrower); or at Lender's option, by service upon CT Corporation, which Borrower irrevocably appoints as Borrower's agent for the purpose of accepting service of process within the State of Missouri. Lender shall promptly forward by registered mail any process so served upon said agent to Borrower at its address on the signature pages hereof. Nothing in this section shall affect the right of Lender to serve legal process in any other manner permitted by Law. Borrower shall cause each other Covered Person to agree to the terms of this Section.

     22.16. JURY TRIAL.
Borrower and Lender hereby waive any right to trial by jury of any claim, demand, action or cause of action (1) arising under this Agreement or any other Loan Document, or (2) in any way connected with or related or incidental to the dealings of the parties hereto or either of them in respect of this Agreement or any other Loan Document, or the transactions related hereto or thereto, in each case whether now existing or hereafter arising, and whether sounding in contract or tort or otherwise. Borrower and Lender agree and consent that any such claim, demand, action or cause of action shall be decided by court trial without a jury and that either may file an original counterpart or a copy of this Agreement with any court as written evidence of the consent of the parties hereto to the waiver of their right to trial by jury. Borrower shall cause each other Covered Person to agree to the terms of this Section.

     22.17. Incorporation By Reference.
All of the terms of the other Loan Documents are incorporated in and made a part of this Agreement by this reference.

     22.18. Statutory Notice.
The following notice is given pursuant to Section 432.045 of the Missouri Revised Statutes; nothing contained in such notice shall be deemed to limit or modify the terms of the Loan Documents:

     ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (CREDITOR) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

     22.19. Statutory Notice-Insurance.
The following notice is given pursuant to Section 427.120 of the Missouri Revised Statutes; nothing contained in such notice shall be deemed to limit or modify the terms of the Loan Documents:

     UNLESS YOU PROVIDE EVIDENCE OF THE INSURANCE COVERAGE REQUIRED BY YOUR AGREEMENT WITH US, WE MAY PURCHASE INSURANCE AT YOUR EXPENSE TO PROTECT OUR INTERESTS IN YOUR COLLATERAL. THIS INSURANCE MAY, BUT NEED NOT, PROTECT YOUR INTERESTS. THE COVERAGE THAT WE PURCHASE MAY NOT PAY ANY CLAIM THAT YOU MAKE OR ANY CLAIM THAT IS MADE AGAINST YOU IN CONNECTION WITH THE COLLATERAL. YOU MAY LATER CANCEL ANY INSURANCE PURCHASED BY US, BUT ONLY AFTER PROVIDING EVIDENCE THAT YOU HAVE OBTAINED INSURANCE AS REQUIRED BY OUR AGREEMENT. IF WE PURCHASE INSURANCE FOR THE COLLATERAL, YOU WILL BE RESPONSIBLE FOR THE COSTS OF THAT INSURANCE, INCLUDING THE INSURANCE PREMIUM, INTEREST AND ANY OTHER CHARGES WE MAY IMPOSE IN CONNECTION WITH THE PLACEMENT OF THE INSURANCE, UNTIL THE EFFECTIVE DATE OF THE CANCELLATION OR EXPIRATION OF THE INSURANCE. THE COSTS OF THE INSURANCE MAY BE ADDED TO YOUR TOTAL OUTSTANDING BALANCE OR OBLIGATION. THE COSTS OF THE INSURANCE MAY BE MORE THAN THE COST OF INSURANCE YOU MAY BE ABLE TO OBTAIN ON YOUR OWN.


              [remainder of page intentionally blank]
     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by appropriate duly authorized officers as of the date first above written.

     THIS CONTRACT CONTAINS A BINDING ARBITRATION CLAUSE WHICH MAY BE ENFORCED BY THE PARTIES.

                         TRIPOS, INC.

               By:            Colleen A. Martin /s/
               Print Name:    Colleen A. Martin
               Title:         V.P. Finance and Corporate Secretary

               Notice Address for Borrower and all Covered Persons:

               Tripos, Inc.
               1699 Hanley Road
               St. Louis, Missouri 63144-2913
               Attn:  John Yingling,
                      U.S. Controller and Corporate Treasurer
               FAX No.: 314-647-8108
               Confirming Telephone No.: 314-647-1099



               NATIONSBANK, N.A.

               By:            Susan D. Patterson /s/
               Print Name:    Susan D. Patterson
               Title:         Assistant Vice President

               Notice Address for Lender:

               NationsBank, N.A.
               One NationsBank Plaza
               M01-800-12-01
               800 Market Street
               St. Louis, Missouri 63101
               Attention: Susan Patterson
               FAX No.: 314-466-6744
               Confirming Telephone No.: 314-466-7010

                    with a copy to:

               Lewis, Rice & Fingersh, L.C.
               500 North Broadway, Suite 2000
               St. Louis, Missouri 63102
               Attention:  Steven C. Drapekin, Esq.
               FAX No.: 314-241-6056
               Confirming Telephone No.: 314-444-7600




                            EXHIBIT 2.1

                GLOSSARY AND INDEX OF DEFINED TERMS


Account -- as to any Person, the right of such Person to payment for goods sold or leased or for services rendered by such Person.

Account Debtor -- the obligor on any Account.

Adjusted Eurodollar Rate -- the rate of interest defined in Section 4.

Adjusted Eurodollar Base Rate -- for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the quotient obtained by dividing (a) the Eurodollar Rate for such Eurodollar Loan for such Interest Period by (b) the result of subtracting from one the Reserve Requirement for such Eurodollar Loan for such Interest Period expressed as a decimal.

Advance -- a Revolving Loan Advance.

Advance Date -- the date on which an Advance is requested by Borrower to be made, or is otherwise contemplated or intended to be made, as provided herein.

Affiliate -- with respect to any Person, (a) any other Person who is a partner, director, officer or stockholder of such Person; and
(b) any other Person which, directly or indirectly, is in control of, is controlled by or is under common control with such Person, and any partner, director, officer or stockholder of such other Person described. For purposes of this Agreement, control of a Person by another Person shall be deemed to exist if such other Person has the power, directly or indirectly, either to (i) vote ten percent (10%) or more of the securities or partnership interests having the power to vote in an election of directors of such Person, or (ii) direct the management of such Person, whether by contract or otherwise and whether alone or in combination with others.

Asbestos Material -- either asbestos or asbestos-containing materials.

Assigned Collateral -- any tangible or intangible property of Borrower, now owned or hereafter acquired in which Lender holds or will hold a Security Interest under a Collateral Assignment to secure payment or performance of any of the Loan Obligations as required or contemplated under Section 8.3, and all proceeds thereof.

Beneficial Owner -- as defined in Rule 13-D-3 of the Securities and Exchange Commission.

Borrowing Officer -- each individual of Borrower who is duly authorized by Borrower to submit a request for an Advance on behalf of Borrower.

Business Day -- a day other than a Saturday, Sunday or other day on which commercial banks are authorized or required to close under the Laws of either the United States or the State of Missouri.

Capital Expenditure -- an expenditure for an asset that must be depreciated or amortized under GAAP, for goodwill, or for any asset that under GAAP must be treated as a capital asset, including payments under Capital Leases. An expenditure for purposes of this definition includes any deferred or seller financed portion of the purchase price of an asset and the original capitalized amount of a Capital Lease. The original capitalized amount of all Capital Leases shall be taken into account during the applicable calculation period in which such Capital Leases were entered.

Capital Lease -- any lease that has been or should be capitalized under GAAP.

Charter Documents -- the articles or certificate of incorporation and bylaws of a corporation; the certificate of limited partnership and partnership agreement of a limited partnership; the partnership agreement of a general partnership; the articles of organization and operating agreement of a limited liability company; or the indenture of a trust.

COBRA -- the Consolidated Omnibus Budget Reconciliation Act.

Code -- the Internal Revenue Code of 1986 and all regulations thereunder of the IRS.

Collateral -- all of the Real Property Collateral, all of the Personal Property Collateral, the Assigned Collateral, other property in which Lender has a Security Interest to secure payment or performance of the Loan Obligations and all proceeds thereof.

Collateral Assignment -- any of the collateral assignments required or contemplated under Section 8.3 to be executed and delivered to Lender.

Commitment -- the Revolving Loan Commitment or the Letter of Credit Commitment of Lender, or when in the plural form "Commitments", both the Revolving Loan Commitment and the Letter of Credit
Commitment.

Commonly Controlled Entity -- a Person which is under common control with another Person within the meaning of Section 414(b) or
(c) of the Code.

Contract -- any contract, note, bond, indenture, deed, mortgage, deed of trust, security agreement, pledge, hypothecation agreement, assignment, or other agreement or undertaking, or any security.

Currency Hedge Obligation- any obligations of Borrower to any Affiliate or Subsidiary of Lender under an agreement or agreements between Borrower and any Affiliate or Subsidiary of Lender under which the exposure of Borrower to fluctuations in foreign currency values is effectively limited.

Default -- any of the events listed in Section 17.1 of this Agreement, without giving effect to any requirement for the giving of notice, for the lapse of time, or both, or for the happening of any other condition, event or act.

Default Rate -- the rate of interest payable on each Loan after its Maturity and in certain other circumstances as provided in
Section 4.7.

Disclosure Schedule -- the disclosure schedule of Borrower attached hereto as Exhibit 11.

DOL -- the United States Department of Labor.

Dollars and the sign $ -- lawful money of the United States.

EBITDA -- defined in Section 16.1.

Effective Date -- the date when this Agreement is effective as provided in Section 1.

Employment Law -- ERISA, the Occupational Safety and Health Act, the Fair Labor Standards Act, or any other Law pertaining to the terms or conditions of labor or safety in the workplace or discrimination or sexual harassment in the workplace.

Encumbrance -- as to any item of real or personal property, any easement, right-of-way, license, condition, or restrictive covenant, or zoning or similar restriction, that is not a Security Interest but is enforceable by any Person other than the record owner of such property.

Environmental Law -- the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and
Liability Act, the Clean Water Act, the Clean Air Act, or any other Law pertaining to environmental quality or remediation of Hazardous Material.

EPA -- the United States Environmental Protection Agency.

ERISA -- the Employee Retirement Income Security Act of 1974.

ERISA Affiliate -- as to any Person, any trade or business
(irrespective of whether incorporated) which is a member of a group of which such Person is a member and thereafter treated as a single employer under 414(b), (c), (m) or (o) of the Code or applicable
Treasury Regulations.

Eurodollar Advance -- an Advance that will become a Eurodollar
Loan.

Eurodollar Loan -- any portion of a Loan on which interest accrues at the Adjusted Eurodollar Rate.

Eurodollar Rate -- the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%), as determined by Lender appearing, in the case of a Eurodollar Loan denominated in Dollars, on Dow Jones Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars, at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate for a Eurodollar Loan denominated in dollars is not available, the term Eurodollar Rate shall mean, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%).

Event of Default -- any of the events listed in Section 17.1 of this Agreement as to which any requirement for the giving of notice, for the lapse of time, or both, or for the happening of any further condition, event or act has been satisfied.

Execution Date -- the date when this Agreement has been executed.

Existing Default -- an Event of Default which has occurred and is continuing, which has not been waived in writing by Lender.

Financial Statements -- the most recent of the Initial Financial
Statements and the financial statements of Borrower required to be furnished to Lender under Section 14.14 of this Agreement.

FRB -- the Board of Governors of the Federal Reserve System and any successor thereto or to the functions thereof.

GAAP -- those generally accepted accounting principles set forth in Statements of the Financial Accounting Standards Board and in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants or which have other substantial authoritative support in the United States and are applicable in the circumstances, as applied on a consistent basis.

Governmental Authority -- the federal government of the United States; the government of any foreign country that is recognized by the United States or is a member of the United Nations; any state of the United States; any local government or municipality within the territory or under the jurisdiction of any of the foregoing; any department, agency, division, or instrumentality of any of the foregoing; and any court, arbitrator, or board of arbitrators whose orders or judgements are enforceable by or within the territory of any of the foregoing.

Hazardous Material -- any hazardous, radioactive, toxic, solid or special waste, material, substance or constituent thereof, or any other such substance (as defined under any applicable Law or regulation), including Asbestos Material. Hazardous Material does not include materials or products containing hazardous constituents which are not considered to be waste under the applicable Environmental Law or which are considered to be waste but are transported, handled or disposed of in accordance with the applicable Environmental Law, or Asbestos Material which is not friable.

Indebtedness -- as to any Person at any particular date, any contractual obligation enforceable against such Person (i) to repay borrowed money; (ii) to pay the deferred purchase price of property or services; (iii) to make payments or reimbursements with respect to bank acceptances or to a factor; (iv) to make payments or reimbursements with respect to letters of credit whether or not there have been drawings thereunder; (v) with respect to which there is any Security Interest in any property of such Person;
(vi) to make any payment or contribution to a Multi-Employer Plan;
(vii) that is evidenced by a note, bond, debenture or similar instrument; (viii) under any conditional sale agreement or title retention agreement; or (ix) to pay interest or fees with respect to any of the foregoing. Indebtedness also includes any other Obligation that either (i) is non-contingent and liquidated in amount or (ii) should under GAAP be included in liabilities and not just as a footnote on a balance sheet.

Indirect Obligation -- as to any Person, (a) any guaranty by such Person of any Obligation of another Person; (b) any Security Interest in any property of such Person that secures any Obligation of another Person, (c) any enforceable contractual requirement that such Person (i) purchase an Obligation of another Person or any property that is security for such Obligation, (ii) advance or contribute funds to another Person for the payment of an Obligation of such other Person or to maintain the working capital, net worth or solvency of such other Person as required in any documents evidencing an Obligation of such other Person, (iii) purchase property, securities or services from another Person for the purpose of assuring the beneficiary of any Obligation of such other Person that such other Person has the ability to timely pay or discharge such Obligation, (iv) grant a Security Interest in any property of such Person to secure any Obligation of another Person, or (v) otherwise assure or hold harmless the beneficiary of any Obligation of another Person against loss in respect thereof; and
(d) any other contractual requirement enforceable against such Person that has the same substantive effect as any of the foregoing. The term Indirect Obligation does not, however, include the indorsement by a Person of instruments for deposit or collection in the ordinary course of business or the liability of a general partner of a partnership for Obligations of such partnership. The amount of any Indirect Obligation of a Person shall be deemed to be the stated or determinable amount of the Obligation in respect of which such Indirect Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith.

Intellectual Property -- as to any Person, any domestic or foreign patents or patent applications of such Person, any inventions made or owned by such Person upon which either domestic or foreign patent applications have not yet been filed, any domestic or foreign trade names or trademarks of such Person, any domestic or foreign trademark registrations or applications filed by such Person, any domestic or foreign service marks of such Person, any domestic or foreign service mark registrations and applications by such Person, any domestic or foreign copyrights of such Person, and any domestic or foreign copyright registrations or applications by such Person.

Initial Financial Statements -- the financial statements, including the pro-forma financial statements, of Borrower referred to in
Section 10.1.2.

Interest Hedge Obligation- any obligations of Borrower to Lender or any Affiliate or Subsidiary of Lender under an agreement or agreements between Borrower and Lender or any Affiliate or Subsidiary of Lender under which the exposure of Borrower to fluctuations in interest rates is effectively limited, whether in the form of one or more interest rate cap, collar, or corridor agreements, interest rate swaps, or the like, or options therefor.

Interest Period -- the period during which a particular Adjusted
Eurodollar Rate applies to a Eurodollar Loan, as selected by Borrower as provided in Section 4.2.

Inventory -- goods owned and held by a Person for sale, lease or resale or furnished or to be furnished under contracts for services, and raw materials, goods in process, materials, component parts and supplies used or consumed, or held for use or consumption in such Person's business.

Investment -- (a) a loan or advance of money or property to a Person, (b) stock or other equity interest in a Person, (c) a debt instrument issued by a Person, whether or not convertible to stock or other equity interest in such Person, or (d) any other interest in or rights with respect to a Person which include, in whole or in part, a right to share, with or without conditions or restrictions, some or all of the revenues or net income of such Person.

IRS -- the Internal Revenue Service.

Law -- any statute, rule, regulation, order, judgment, award or decree of any Governmental Authority.

Lender -- is defined in the Preamble of this Agreement.

Lending Office -- the address of Lender set forth on the signature page hereto, or such other address or wire instructions as Lender may designate from time to time by notice to Borrower in accordance with the terms of Section 22.1.

Letter of Credit Commitment -- the commitment of Lender to issue letters of credit as provided in Section 3.2.

Letter of Credit Exposure -- the undrawn amount of all outstanding letters of credit issued by Lender under the Letter of Credit
Commitment plus all amounts drawn on such letters of credit and not yet reimbursed to Lender by Borrower.

Loan -- a Revolving Loan.

Loan Documents -- this Agreement, the Notes, letter of credit applications and reimbursement agreements, and all other agreements, certificates, documents, instruments and other writings executed in connection herewith or in connection with the Tripos
Realty NationsBank Indebtedness.

Loan Obligations -- all of Borrower's and any other Covered Person's Indebtedness owing to Lender under the Loan Documents, whether as principal, interest, fees or otherwise, all reimbursement obligations of Borrower with respect to the Letter of Credit Exposure, and all other Obligations and liabilities of Borrower and the other Covered Persons to Lender under the Loan Documents (including the Tripos Realty NationsBank Indebtedness)and all Interest Hedge Obligations and Currency Hedge Obligations (in each case including all extensions, renewals, modifications, rearrangements, restructures, replacements and refinancings of the foregoing, whether or not the same involve modifications to interest rates or other payment terms), whether now existing or hereafter created, absolute or contingent, direct or indirect, joint or several, secured or unsecured, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, including but not limited to the obligation of Borrower and any other Covered Person to repay future advances by Lender, whether or not made pursuant to commitment and whether or not presently contemplated by Borrower, any other Covered Person, and/or Lender in the Loan Documents.

Material Adverse Effect -- as to any Person and with respect to any event or occurrence of whatever nature (including any adverse determination in any litigation, arbitration, investigation or proceeding), a material adverse effect on the business, operations, revenues, financial condition, property, or business prospects of any Covered Person, or the value of property of any Covered Person, or the ability of any Covered Person to timely pay or perform its Obligations generally, or to Lender specifically.

Material Agreement -- as to any Person, any Contract to which such Person is a party or by which such Person is bound which, if violated or breached, has or is reasonably likely to have a Material Adverse Effect on such Person or any Covered Person, including the Loan Documents.

Material Law -- any separately enforceable provision of a Law whose violation by a Person has or is reasonably likely to have a Material Adverse Effect with respect to such Person or any Covered Person.

Material License -- (i) as to any Covered Person, any license, permit or consent from a Governmental Authority or other Person and any registration and filing with a Governmental Authority or other Person which if not obtained, held or made by such Borrower has or is reasonably likely to have a Material Adverse Effect with respect to such Borrower or any other Borrower and (ii) as to any Person who is a party to this Agreement or any of the other Loan Documents, any license, permit or consent from a Governmental Authority or other Person and any registration or filing with a Governmental Authority or other Person that is necessary for the execution or performance by such party, or the validity or enforceability against such party, of this Agreement or such other Loan Document.

Material Obligation -- as to any Person, an Obligation of such Person which if not fully and timely paid or performed has or is reasonably likely to have a Material Adverse Effect on such Person or any Covered Person.

Material Proceeding -- any litigation, investigation or other proceeding by or before any Governmental Authority (i) which involves any of the Loan Documents or any of the transactions contemplated thereby, or involves a Covered Person as a party or any property of a Covered Person and has or is reasonably likely to have a Material Adverse Effect on a Covered Person if adversely determined, (ii) in which there has been issued an injunction, writ, temporary restraining order or any other order of any nature which purports to restrain or enjoin the making of any Advance, the consummation of any other transaction contemplated by the Loan Documents, or the enforceability of any provision of any of the Loan Documents, (iii) which involves the actual or alleged breach or violation by a Covered Person of, or default by a Covered Person under, any Material Agreement and has or is reasonably likely to have a Material Adverse Effect on a Covered Person, or (iv) which involves the actual or alleged violation by a Covered Person of any Material Law and has or is reasonably likely to have a Material Adverse Effect on a Covered Person.

Maturity -- as to any Indebtedness, the time when it becomes payable in full, whether at a regularly scheduled time, because of acceleration or otherwise.

Maximum Available Amount -- the maximum Dollar amount available for Revolving Loan Advances on any date as stated in Section 3.1.2, as it may be changed as provided herein.

Multi-employer Plan -- a Pension Benefit Plan which is a multi-employer plan as defined in Section 4001(a)(3) of ERISA.

Note -- any Revolving Note .

Obligation -- as to any Person, any Indebtedness of such Person, any guaranty by such Person of any Indebtedness of another Person, and any contractual requirement enforceable against such Person that does not constitute Indebtedness of such Person or a guaranty by such Person but which would involve the expenditure of money by such Person if complied with or enforced.

PBGC -- the Pension Benefit Guaranty Corporation.

Pension Benefit Plan -- any pension or profit-sharing plan which is covered by Title I of ERISA and all other benefit plans, in each case in respect of which a Covered Person or a Commonly Controlled Entity of such Covered Person is an "employer" as defined in
Section 3(5) of ERISA.

Permitted Indebtedness -- Indebtedness that the Covered Persons are permitted under Section 15.2 to incur, assume, or allow to exist.

Permitted Indirect Obligations -- Indirect Obligations that the
Covered Persons are permitted under Section 15.7 to create, incur, assume, or allow to exist.

Permitted Investments -- Investments that the Covered Persons are permitted under Section 15.1 to make in other Persons.

Permitted Security Interests -- Security Interests that the Covered Persons are permitted under Section 15.3 to create, incur, assume, or allow to exist.

Person -- any individual, partnership, corporation, trust, unincorporated association, joint venture, limited liability company, Governmental Authority, or other organization in any form that has the legal capacity to sue or be sued. If the context so implies or requires, the term Person includes Borrower.

Personal Property Collateral -- all of the Goods, Accounts,
Inventory, Instruments, Documents, Chattel Paper, and other personal property of Borrower or any other Covered Person, whether now owned or hereafter acquired, and all proceeds thereof, in which Lender at any time holds a Security Interest.

Prime Rate -- the per annum interest rate so designated from time to time as the Prime Rate by Lender, which is a reference rate and does not necessarily represent the lowest or best rate charged to any customer of Lender.

Prime Rate Advance -- an Advance that will become a Prime Rate
Loan.

Prime Rate Loan -- any portion of a Loan on which interest accrues at the Prime Rate.

Qualified Financial Institution -- is any commercial bank chartered under the laws of the United States or any state thereof which has capital and surplus of not less than $500,000,000.

Real Property Collateral -- all real property of any Covered Person, whether now owned or hereafter acquired, or whether now leased or hereafter leased, in which Lender holds or will hold Security Interest to secure the payment or performance of any of the Loan Obligations as required or contemplated under Section 8, and all income therefrom and proceeds thereof.

Regulation D, Regulation G, and Regulation U -- respectively,
Regulation D issued by the FRB, Regulation G issued by the FRB, and Regulation U issued by the FRB.

Reportable Event -- a reportable event as defined in Title IV of ERISA or the regulations thereunder.

Reserve Requirement -- the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the FRB or any other Governmental Authority to which Lender (or its successor) is subject, including, in the case of Eurodollar Loans, "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the reserve requirement shall reflect any other reserves required to be maintained by any Lender with respect to any category of liabilities which includes deposits by reference to which the Eurodollar Rate is to be determined, or any category of extensions of credit or other assets which include Eurodollar Loans. (The entire amount of a Eurodollar Loan shall be deemed to constitute a Eurocurrency liability and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or set-offs which may be available from time to time to any Lender under Regulation D.)

Responsible Officer -- as to any Person that is not an individual, partnership or trust, the Chairman of the Board of Directors, the President, the chief executive officer, the chief operating officer, the chief financial officer, the Corporate Treasurer, or the Secretary; as to any partnership, any individual who is a general partner thereof or any individual who has general management or administrative authority over all or any principal unit of the partnership's business; and as to any trust, any individual who is a trustee.

Revolving Loan -- Lender's aggregate Revolving Loan Advances.

Revolving Loan Advance -- an advance by Lender under the Revolving Loan Commitment.

Revolving Loan Commitment -- the commitment of Lender as stated in
Section 3.1.1 to fund Revolving Advances.

Revolving Loan Maturity Date  - October 16, 2003.

Revolving Note -- any note delivered to Lender as required by
Section 3.1.3 to evidence Borrower's obligation to repay Lender's
Revolving Loan.

Security Agreement -- any security agreement, mortgage, deed of trust or similar document required or contemplated under
Section 8.2 to be executed and delivered to Lender.

Security Documents -- all of the documents required or contemplated to be executed and delivered to Lender under Section 8, all documents granting a Security Interest to Lender in any asset of Borrower or any other Person to secure the Loan Obligations from time to time, including, any such documents listed on Exhibit 10.1.1, and any similar documents at any time executed and delivered to Lender from time to time, by Borrower or any other Person to secure payment or performance of any of the Loan Obligations.

Security Interest -- as to any item of tangible or intangible property, any interest therein or right with respect thereto that secures an Obligation or an Indirect Obligation, whether such interest or right is created under a Contract, or by operation of law or statute (such as but not limited to a statutory lien for work or materials), or as a result of a judgment, or which arises under any form of preferential or title retention agreement or arrangement (including a conditional sale agreement or a lease) that has substantially the same economic effect as any of the foregoing.

Solvent -- as to any Person, such Person not being "insolvent" within the meaning of Section 101(32) of the Bankruptcy Code,
Section 2 of the Uniform Fraudulent Transfer Act (the "UFTA") or
Section 428.014 of the Missouri Revised Statutes, (ii) such Person not having unreasonably small capital, within the meaning of
Section 548 of the Bankruptcy Code, Section 4 of the UFTA or
Section 428.024 of the Missouri Revised Statutes, and (iii) such Person not being unable to pay such Person's debts as they become due within the meaning of Section 548 of the Bankruptcy Code,
Section 4 of the UFTA or Section 428.024 of the Missouri Revised
Statutes.

Subsidiary -- as to any Person, a corporation, limited liability company, trust or partnership with respect to which more than 50% of the outstanding shares of stock, membership interests, partnership interests or trustee powers having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) is at the time owned by such Person or by one or more Subsidiaries of such Person.

Tax -- as to any Person, any tax, assessment, fee, or other charge levied by a Governmental Authority on the income or property of such Person, including any interest or penalties thereon, and which is payable by such Person.

this Agreement -- this document (including every document that is stated herein to be an appendix, exhibit or schedule hereto, whether or not physically attached to this document).

total funded indebtedness -- defined in Section 16.1.

Tripos Realty NationsBank Indebtedness - the Indebtedness of Tripos Realty, LLC to NationsBank, N.A. pursuant to that certain Loan Agreement dated as of November 14, 1997 and the other documents executed in connection therewith, including that certain Term Note of even date therewith in the original principal amount of $3,560,000).

UCC -- the Uniform Commercial Code as in effect from time to time in the State of Missouri or such other similar statute as in effect from time to time in Missouri or any other appropriate jurisdiction.

United States -- when used in a geographical sense, all the states of the United States of America and the District of Columbia; and when used in a legal jurisdictional sense, the government of the country that is the United States of America.

Welfare Benefit Plan -- any plan described by Section 3(1) of
ERISA.



                            EXHIBIT 7.7

            FORM OF REQUEST FOR REVOLVING LOAN ADVANCE

NationsBank, N.A.
One NationsBank Plaza
800 North Market Street
St. Louis, Missouri 63101
Attn.: Susan Patterson

Re: Loan Agreement effective October 16, 1998 between Tripos, Inc. ("Borrower) and NationsBank, N.A. ("Lender"), as it may be amended, modified, restated or replaced from time to time (the "Loan Agreement")

Attention:

Ladies and Gentlemen:

     The undersigned is the authorized Borrowing Officer and, as such is authorized to make and deliver this Advance Request pursuant to Section 7.8 of the Loan Agreement. All capitalized words used herein that are defined in the Loan Agreement have the meanings defined in the Loan Agreement.

     Borrower hereby requests that Lender make a Revolving Loan Advance of $_______ to Borrower under the terms of the Loan Agreement on _______________. Of the requested Revolving Loan Advance, $<_> is to be a Eurodollar Advance, and $<_> is to be a Prime Rate Advance. The Interest Period for the portion that is a Eurodollar Advance is ______ months. The proceeds of the Advance should be deposited ____________________, .

     The undersigned hereby certifies on behalf of Borrower that:

          (i)  There is no Existing Default.

          (ii) The representations and warranties of Borrower in
          Section 12 of the Loan Agreement are true as if made on the date hereof except as otherwise provided in Section
          7.7 of the Loan Agreement.

          (iii) The amount of the requested Revolving Loan
          Advance will not, when added to the current amount of the Aggregate Revolving Loan, exceed the Maximum Available
          Amount.

          (iv) All conditions precedent under Section 10.2 of the Loan Agreement have been satisfied, (subject to Lender's giving Borrower notice that the matters described in the attachment hereto are satisfactory to them).


     Executed this ____ day of _______________, _____.

                                   TRIPOS, INC.


                                   By:
                                   Title:









                            EXHIBIT 12

                  DISCLOSURE SCHEDULE OF BORROWER














                         EXHIBIT  14.14.2

                  FORM OF COMPLIANCE CERTIFICATE

TO:  NATIONSBANK, N.A.

This Compliance Certificate is furnished pursuant to that certain Loan Agreement by and between Tripos, Inc. ("Borrower") and NationsBank, N.A. ("Lender"), effective October 16, 1998 (as the same may be amended, modified, restated or replaced from time to time, the "Loan Agreement"). Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings defined in the Loan Agreement.

THE UNDERSIGNED HEREBY CERTIFIES THAT:

      1. I am the duly elected _________________ of Borrower and am authorized to provide this Certificate on behalf of Borrower pursuant to the Loan Agreement.

      2. I have reviewed the terms of the Loan Agreement and the Loan Documents and I have made, or have caused to be made under my supervision, a review of the transactions and conditions of Borrower during the accounting period covered by the attached Financial Statements.

      3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes an Default or Event of Default as of the date of this Compliance Certificate; and to my knowledge all of the representations and warranties of Borrower contained in the Loan Agreement and other Loan Documents are true and correct.

      4. [Use for annual financial statements: Schedule I attached hereto contains the Financial Statements for Borrower for the fiscal year ended __________, which are complete and correct in all material respects and have been prepared in accordance with GAAP applied consistently throughout the period and with prior periods (except as disclosed therein).]

            [Use for quarterly financial statements:
           Schedule I attached hereto contains the
           Financial Statements for Borrower for the fiscal quarter ended __________, which are complete and correct in all material respects (subject to normal year-end audit adjustments) and have been prepared in accordance with GAAP applied consistently throughout the period and with prior periods (except as disclosed therein).]

      5. Borrower is in compliance with all of the covenants in the Loan Agreement, including the financial covenants in Section 16, and Schedule II attached hereto contains calculations based on Borrower's financial statements and other financial records that show Borrower's compliance with such financial covenants. The calculations and the data upon which they are based are believed by me to be complete and correct.

This Compliance Certificate, together with the Schedules hereto, is executed and delivered this _____ day of ________________________.


TRIPOS, INC.


Print Name:
Title:



Schedule I - Financial Statements
Schedule II - Financial Covenant Calculations




               SCHEDULE I TO COMPLIANCE CERTIFICATE

                 See current Financial Statements.









               SCHEDULE II TO COMPLIANCE CERTIFICATE

     All calculations done in accordance with GAAP on a consolidated basis, in accordance with the provisions of the Loan Agreement and based on the period ended __________________. Any inconsistencies between the descriptions of the items set forth in this Schedule II and the terms of any of Sections 16.1 through 16.2 shall be resolved in favor of the terms set forth in Sections 16.1 through 16.2. Reference should be made to Sections 16.1 through
16.2 of the Loan Agreement for more specific instructions regarding the calculation periods and how the components of the financial covenants should be calculated.

I.   EBITDA (for preceding 12 month period):

     (i)  Net Income                                        $_________
     (ii) Federal, State and Local Income
          Tax expense paid or accrued for as a liability    $_________
     (iii)     Interest Expense                             $_________
     (iv) Depreciation and amortization expense             $_________
     (v)  Loss on asset sales & dispositions                $_________
     (vi) Extraordinary losses                              $_________
     (vii)     Sum of Items (i), (ii), (iii),
               (iv), (v), and (vi)                          $_________
     (viii)    Extraordinary income/gain                    $_________
     (ix) Gain on asset sales & dispositions                $_________
     (x)  Capitalized research and development              $_________
     (xi) Item (vii) minus the sum of Items
               (viii), (ix), and (x)-EBITDA                 $_________


II.  Maximum Leverage Ratio (Section 16.2)

       A.   Total Funded Indebtedness                       $_________

       B.   EBITDA for preceding 12 months, per Item I      $_________

       C.   Ratio of Item A to Item B                        _________

       D.   Maximum Leverage Ratio permitted by
            Section 16.2                                 2.00 to 1.00

III. Current Ratio (Section 16.3)

A. Current Assets (excluding cash and marketable securities) $_________
B. Current Liabilities                                       $_________

C. Ratio of Item A to Item B                                  _________

D. Minimum ratio of Current Assets to
   Current Liabilities required by Section 16.3            1.10 to 1.00

IV.  Fixed Charge Coverage (Section 16.4)

     A.       EBITDA (Item I)                             $_________

     B.       Fixed Charges                               $_________

       (i) Interest Expense                               $_________
       (ii)Current maturities of Total Funded
           Indebtedness (including current maturities
           of capital lease obligations)                  $_________
       (iii) Federal, state, and local income taxes       $_________
       (iv) Distributions                                 $_________
       (v)  Sum of items (i) through (iv)                 $_________

     C.       Ratio of Item A to Item B                    _________

     D.      Minimum Fixed Charge Coverage Ratio
             required by Section 16.4                   1.60 to 1.00

V.   Minimum EBITDA (Section 16.5)

   A.  EBITDA (see Item I above)                          $__________

   B.  Minimum EBITDA Required for Period by Section 16.5 $__________

VI.  Maximum Capital Expenditures (Section 16.6)

  A. Capital Expenditures                                   $________

  B. Maximum Capital Expenditures permitted by Section 16.6 $________