Form 10-K
period 1998-12-31
TRIPOS INC
filed 1999-03-31
CIK 920691

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from _____________ to _______________.

           Commission file number 0-23666

                    Tripos, Inc.
     (Exact name of registrant as specified in its charter)
       Utah                                    43-1454986
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

                  Common stock, $.01 Par Value
                 Preferred Stock Purchase Rights


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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 19, 1999, was $19,262,349 (based upon the March 19, 1999 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 1999, 3,256,722 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999 are incorporated by reference into
Part III.



Part I


Item 1.

Business

Tripos Inc., ("Tripos", the "Company" or the "Registrant"), is  a leader in discovery services, informatics and products for life science organizations worldwide. Tripos' current proprietary technologies and strategic relationships expand its reputation in computational chemistry for efficient pharmacological activity prediction and analysis, a major factor in customers' cost effective new product success. Based on
scientific expertise  in these   areas  as  well  as  a worldwide  sales  and
marketing organization, Tripos expanded its business model  in 1997.   The
Company now offers the following products and services: software, software consulting services, technology transfer, screening libraries, and contract
discovery  research.    The Company continues to be a reseller of third party
hardware products  that are compatible with the Company's software products.

The Company was originally incorporated in the state of Missouri on October 29, 1979. The Company was reincorporated under the laws of the State of Utah effective June 1, 1994. The Company maintains its executive offices and principal facilities at 1699 South Hanley Road, St. Louis, Missouri 63144. The Company also has wholly owned subsidiaries with offices in Milton
Keynes, England;   Antony, France;  Munich,  Germany; and laboratory
facilities in Bude, England. There are two leased offices for sales activities in Shrewsbury, New Jersey and Redwood City, California.

The remainder of this Item 1 contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to
identify  such forward looking statements.   These statements are based on
current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forwardlooking statements are set forth under the caption "Cautionary Statements - Additional Important Factors
to be Considered"  in Item   7,  Management's Discussion  and  Analysis  of
Financial Condition and  Results  of  Operations  ("MD&A").   The Company
undertakes no obligation to update any forward-looking statements in this Form 10-K.

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

Industry pressure to reduce product development cost and time  to market are in part attributable to increased competition and increased political, regulatory and consumer scrutiny. By reducing the time to market, pharmaceutical companies can generate billions of dollars of additional profits. In addition, environmental regulations and consumer activism are forcing chemical andagrochemical companies to evaluate alternative products and means of doing business, thereby increasing their product
development and operating costs.   Through  the  use  of effective integrated
discovery information and analysis software in the key initial stages of new compound research and development, companies in these industries may be able to evaluate scientific data faster and more cost efficiently for the creation of new chemical lead candidates. The industries served by the Company have special requirements for the communication and analysis of chemical and biological data and the Company believes that it is uniquely qualified to fulfill these requirements.

Pharmaceutical  and  biotech companies  have  focused their  R&D efforts on both novel compounds exhibiting demonstrable benefits over existing commercial drugs and on novel targets, many of which are emerging from work being done on  the human  genome project. Many  companies
are  implementing  high   throughput screening  laboratories  with  robotic
systems  for the   rapid analysis  of large numbers of compounds for
biological activity. An outgrowth of this development is the increased need for material to screen, or to test. Companies are buying thousands of compounds a year to screen in order to find a novel compound with the desired biological activity. The Company believes it is positioned to provide these compounds through its laboratories at Tripos Receptor Research and its worldwide sales organization. By coupling compounds with discovery informatics, Tripos offers its customers increased discovery efficiencies.

Tripos Receptor Research has established partnerships with major companies in the pharmaceutical and biotechnology industries, supplying pure, novel chemical compounds for biological applications in new drug discovery. These applications involve the testing or screening of chemical
compounds  against   a biological  target to  refine lead compounds.
Tripos Receptor Research has a reputation for providing excellent medicinal chemistry with specific expertise in solid phase chemistry.
Located   in   Bude,   England,  Tripos  Receptor Research  is
specifically involved in custom chemical synthesis using solidphase and solution methods.

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

The information   produced  through   Tripos' expert design environment can
be easily accessed and reviewed by non-specialist users of the software such as medicinal chemists and biologists. This easycommunication and collaboration is accomplished through Tripos' chemical Intranet technology.

The next few paragraphs highlight some of the many products and services available through Tripos Discovery Software.

Discovery Software Products:

Tripos provides a highly integrated set of chemical design systems consisting of the SYBYL Expert Molecular Design System, UNITY Chemical Databases System, and Discovery.Net Chemical Intranet System among
others.   All of Tripos' software  systems combine   to   provide  a  total
discovery solution for the pharmaceutical and biotechnology market. The exact needs of our client base are met through customization of these systems. These customization services are provided through the new Software Consulting Services group. (See Software Consulting Services for more detail.)

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

The GeneFold protein identification software:
     GeneFold,  released  in  fall of 1998,  is  a
     protein  fold identification  software  tool,
     developed  in  collaboration with  Professors
     Jeffrey Skolnick and Adam  Godzik  of  the
     Scripps  Research Institute.  GeneFold was the
     first product launched in an ongoing agreement
     between Tripos and  Scripps to  develop
     bioinformatics software applications  for  drug
     discovery.   Specifically, GeneFold bridges the
     gap between Tripos' unique expertise in the area of cheminformatics and the expanding need for gene sequencing, allowing the wealth of knowledge in bioinformatics to be applied to drug design.

The FlexX library analysis product:
     FlexX  provides  fast analysis of potential drug
     libraries. Its  speed  makes  it  possible to
     rank these  libraries  of potential  drug
     compounds on how they "fit" into a  receptor
     site-critical  to  the effectiveness of
     therapeutics.  This combination of speed and ability
     to score libraries based on fit  gives the program a
     unique advantage in meeting today's market
     demands for combinatorial and virtual high
     throughput screening.   Marketed  by  Tripos,
     FlexX was developed by Professor Lengauer and co-workers at the GMD German National Research
     Center for Information Technology.

CombiLibMaker virtual library software:
     CombiLibMaker, when paired with Tripos' Legion software, creates a new set of tools for the generation and enumeration of virtual combinatorial libraries. This program, developed by Professor Robert Pearlman at the Laboratory for Molecular Graphics and Theoretical Modeling at the University of Texas at Austin, runs seamlessly with Tripos' flagship product, SYBYL.

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

The New Discovery.Net Chemical Intranet System:
     The   mission  of  our  Discovery.Net  system
     is  to   help streamline  the  drug  candidate
     discovery and development process by providing useful, innovative, web-based solutions for the efficient management and effective use of chemical information by chemists, modelers, and biologists in a distributed intranet-based environment. Two Discovery.Net products currently available are ChemEnlighten and GASP.
     A tool kit is also available to allow custom solutions to be assembled either by customer staff or Tripos personnel.

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

GASP Chemical Structure Analysis Tool:
     GASP  (Genetic Algorithm Similarity Program)
     uses a  genetic algorithm  to  align sets of
     flexible molecules,  where  the genetic
     algorithm selects alignments with more
     pharmacophore overlaps  between  the molecules
     in the  set.   Drs.  Gareth Jones,  Peter
     Willett and Robert Glen  developed  the  GASP
     algorithm  at  the University of Sheffield and
     the  Wellcome Research   Laboratories.   Tripos
     has   incorporated   this algorithm in a Web-
     based application.  GASP 2.0 is  designed to
     allow medicinal chemists to perform molecular
     alignments and  analyze the results in order to
     assist in the  decision process of what
     compounds should be synthesized next.  It is
     easy  for the medicinal chemists to collaborate
     with one  or more molecular modelers who can
     help optimize the setup  and assist  in
     analyzing the pharmacophore information  in  the
     results.  GASP 2.0 is very easy to use and
     requires no prior knowledge   regarding   either
     the constraints or the pharmacophore.

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

  Maintenance: The Company is an industry leader in
  providing highquality  and high-value customer
  support for scientific  software applications.   Its
  customers have always ranked the Company highly when it comes to providing helpful and timely assistance.

Discovery Software products and Software Consulting Services combine to provide a solid business offering to the pharmaceutical, agrochemical, and biotechnology markets.


Accelerated Discovery Services

(Chemistry theory put into practice in the laboratory)

Compounds:
     Recent  advances  in  the area of high throughput screening
     (rapid screening of compounds for biological activity) have given rise to the need for large numbers of compounds by pharmaceutical, biotechnology and other life science companies.
     These companies routinely acquire thousands  of compounds  a  year to screen in search of novel  classes  of active  compounds.
     By  applying Tripos' compound design technology in conjunction with its synthesis capabilities, the  Company  has  brought to market LeadQuest, a growing compound library which now includes over 20,000 compounds that meet the Company's diversity and purity criteria. This library provides an efficient source of compounds for screening by removing redundant and impure samples from the
     screening effort.   When  LeadQuest  compounds demonstrate activity
     in pharmaceutical company assays, the Company  can quickly   and
     efficiently  provide  hundreds   of   similar compounds for
     follow-up screening and lead optimization.

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

Collaborative Research:
     The  Collaborative Research group has two
     purposes.  One  is to  focus  on internal
     discovery collaborations  with  Arena
     Pharmaceuticals and the Wolfson Institute, and
     on associated opportunities  such  as that
     provided by  our  collaboration with  Phase-1
     Molecular Toxicology.  The second goal  is  to
     focus  on  external discovery collaborations
     with  customer companies.   Tripos  is  engaged
     in  finding  collaborative partnerships  in  the
     pharmaceutical,  biotechnology,       and
     related industries using any or all aspects of
     research that Tripos  has  access to or can
     provide directly.  Across  all areas,  Tripos
     will  work with customers  using  their  own
     targets   or   targets   that  we   identify
     through our collaborations.Tripos  is  combining
     its strengths  in molecular  design, combinatorial
     chemistry, and  data  capture with the pioneering
     expertise of complimentary organizations.  Our
     investments  and  collaborative efforts  are
     structured  to deliver  long-term revenue and
     profits based  on  successful research that lead to new
     broad-based  products when partnered with pharmaceutical,
     biotechnology, and  related companies.   This  unit  is
     dedicated to managing efforts critical to the success of these projects and investments.

ChemSpace:
     Tripos  has developed unique and proprietary
     technology  for the  storage  and searching of
     vast numbers of combinatorial products  and
     related data.  The unique  searching  methods
     enable  the user to identify new compounds which
     are  likely to  have  similar  activity to the
     original  molecule  while avoiding  problematic
     side effects or toxicity.  Using  this
     technology,  Tripos  has  rapidly  created  a
     database   of trillions of synthetically
     accessible small organic chemical structures
     that are searchable in real time at the  rate
     of 500  billion  per hour.  The database can be
     customized  to include reactions and compounds
     that are proprietary to  its customer  base.
     Tripos may license this  technology  to  a
     limited  number of pharmaceutical companies.
     ChemSpace  has proven  to be an invaluable tool
     in performing the  compound design   activities
     in   both   contract   research   and
     collaborative research relationships.


Sales, Marketing and Distribution

The Company sells its software products directly in the U.S. and Europe, through an exclusive distributor arrangement in Japan with Sumisho Electronics Company, Ltd., and through non-exclusive agency relationships in Korea with T & J Tech Inc., in Taiwan with FairTech Limited, in China and Singapore with 3-Link Systems Pte. Ltd, in India with Seascape Learning, and in Australia with Worley Limited. On December 31, 1998, the Company's sales force consisted of 37 management, technical, sales and administrative employees: 15 for the United States and Canada, 20 in Europe, and 2 for the Pacific Rim. The Company's domestic sales and support center is located at its headquarters in St. Louis, Missouri. The Company also maintains sales offices in California, New Jersey, Massachusetts, and near London, Paris and Munich. For its software product lines for workstations, the  Company employs  pre-sales and post-sales support scientists resident in
the United States, England, France,  and  Germany.    These scientists,
working  in collaboration with the Company's  sales employees,  have developed a consultative sales approach  through which  the Company  has
created  relationships  with  its  key customers.   The Company believes
these relationships enable  the Company to understand and better serve
the information management needs   of  its customers.   Because the Company's
customers frequently have both domestic and international operations, the Company's sales staff and scientists in foreign locations work closely with their counterparts in the United States to ensure that the customer's international needs are met in a coordinated and consistent fashion.

The Company's workstation-based software products are sold in a variety of ways, one of which is term licenses on the basis of a fixed number of
simultaneous users per module.   Network-based licensing  is  available,
based on a count of the number of simultaneous users. The Company has also introduced one, two and three year token license options that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms. The Company expects to migrate its customer base to shorter-term license renewals based on the flexibility to access all of its software products.
This will provide a  predictable recurring revenue   stream  from  periodic
renewals.  Software   packages consisting  of  modules typically  purchased
by  customers   in particular industry  segments have been defined  and  have been specially priced to facilitate customer purchase of an optimal module set for their problems.

Software Consulting Services are sold on a collaborative basis by direct salespersons and scientists to the end user chemist and Information
Technology departments at the Customer  site.   Each contract is negotiated
based on the custom software service needs of the Customer. The term of the contract can last from two weeks up to two years. The Company provides programming and scientific expertise on a cost plus margin basis. Services may include specifications, gap and risk assessment, up to full biological and chemical data integration.

Sales of the compound libraries are made through a staff assigned to the
product.   Tripos has dedicated sales professionals in the United  States and
Europe along with distributors in the  Pacific Rim.   The LeadQuest library
now includes over 20,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and Tripos retains no trailing rights to the compounds once they are purchased by a customer. The Company's sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as
with  the  industries served by the Company.   The Company's sales
representatives are compensated through a combination of base salary, commissions and bonuses based on quarterly and annual sales performance. In addition, the Company's pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive total compensation determined in part by their success in supporting and generating sales in a particular territory.

Contract  research  relationships  are  offered through  a  team comprised of salespersons, discovery scientists and  members  of the  senior
management staff of the Company.  This  approach  is best   suited  for  the
long cycle of developing meaningful partnerships with key customers for the outsourcing of discovery research.

The   Company   exhibits  its  software  at  various scientific conferences and trade exhibitions, including national and regional conferences of the American Chemical Society, at the IBC Drug Discovery Conference and the CHI High Throughput Screening for Drug Discovery Conference. Company scientists frequently publish and present results of original research at these and other conferences throughout the world.

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


Product Development

The Company believes that its position as a leader in discovery products and services will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness, integrate complimentary thirdparty products and meet a rapidly evolving
range  of  customer requirements.  The  Company  intends  to   continue  to
make substantial investments in product and technology development to meet its customers' requirements.

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

Tripos and MDS Panlabs defined the market for diverse screening libraries with the introduction of the Optiverse compound library in late 1995. Optiverse was a general screening library of over 100,000 diverse chemical compounds. In late 1996 and early 1997, a shift in the market demanded an increase in the level of purity of this compound library. Despite the anticipation of this demand and the purchase of a specialized apparatus for compound purification, the delay in receipt of this equipment and subsequent further delay in the purification process caused a nine-month slippage in new product. In March 1998, the Company restructured its agreement with MDS Panlabs terminating the Company's distribution of the Optiverse product and simultaneously announcing the launch of the Company's own LeadQuest compound library product. In June 1998, the Company purchased an inventory of highly-pure diverse chemical compounds from a third-party for distribution to continue generating revenue from this market. In September 1998, the Company opened its own laboratory operations in Bude, England for all chemical synthesis operations.
The Company began production of a newly designed set of LeadQuest screening libraries which now includes over 20,000 compounds. The Accelerated Discovery Services group has its own staff of scientists and programmers that are familiar with the research techniques and requirements of its customers for chemistry, purification and diversity assessment.

Research and development expenses were $2.8 million, $3.8 million, and $6.3 million in 1996, 1997 and 1998, respectively. Research and development expenses, including the amount of capitalized costs were $6.4 million in 1996, $6.4 million in 1997 and $6.3 in 1998, representing
22%, 21% and 25% of  net  sales, respectively.   The Company capitalized $3.6
million  of  product development costs in 1996, $2.6 million in 1997 and
$1.3  million in  1998.   This  represented 56%, 40% and 17% of  total
product research  and  development expenditures in  these  periods.   The
Company anticipates that its investment in new product research will continue to be significant as Tripos invests in the growth of web-based tools, discovery collaborations, diverse compound libraries, and its recently acquired laboratory facilities.

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


Proprietary Rights

The Company relies primarily upon a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect the proprietary rights in its products. In addition, the Company has obtained one patent with respect to its SYBYL QSAR product which expires June 18, 2008. In 1998 the Company was granted a patent on Hologram QSAR. During the years 1996 to 1998, the Company applied for eight (8)
additional  patents for its software and compound products.   The source
code for the Company's products is protected both as a trade secret and as an unpublished, copyrighted work. In addition, the Company's core software products are developed and manufactured only at its St. Louis facility and the Company does not disclose the source code for its products to any of its subsidiaries or distributors. The Company supplies its source code under special, restrictive license provisions to customers on special request. All software products are shipped from its St. Louis
facility.   General screening and  targeted  compound libraries  are
manufactured  and  shipped  by Tripos   Receptor Research  from  its  Bude,
England facilities.    Despite  these precautions,  it  may be possible for a
third party to  copy  or otherwise  obtain  and use the Company's products
or  technology without authorization,   or  to  develop   similar technology
independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where the
Company does business.  Because the  markets in   which  the Company
competes are characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

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

The Company has a number of contracts with academic institutions and individuals providing the Company the right to license, market and use
technology developed outside the Company.   These products, enhance  the
Company's ability to offer an enriched product line, represent a material percentage of the Company's annual revenue.

Compound,   consulting,  contract  research   and collaborative agreements
entered into by the Company require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.


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

Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. The competition experienced by the Company in its existing and targeted markets could result in price reductions, reduced margins and loss of market share, all of which  could have a material  adverse effect  on  the  Company.
A  number  of  the Company's   existing   competitors  have significantly
greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its markets are product quality, performance, reliability, ease of use,
technical service  and support,  and price.   It  is  expected that these
factors will remain major competitive issues in the future, but additional factors will become increasingly important, including contribution to the overall efficiency of the research effort through enhanced integration, communication and analysis. Although the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to compete
successfully  against current  and   future competitors  or  that  the
competitive pressures faced by the Company will not have a material effect on its business, operating results or financial condition.


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

LeadQuest chemical compounds are designed and manufactured at Tripos Receptor Research in Bude, England. Compound sales are shipped shortly after the execution of a sales contract between the customer and Tripos. The potential for backlogs exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received, and availability of product.

Significant Customers

The Company does not derive 10% or more of its total sales from any single customer.


International Sales

The Company sells its software products through its wholly owned subsidiaries in Europe and through a network of distributors in the Pacific Rim,
Australia and  India.   Net  sales  from  the Company's   activities outside
of North America represented approximately 48%, 41% and 48% of the Company's total net sales in 1996, 1997, and 1998, respectively. Net sales in Europe accounted for 38%, 32% and 40% of the Company's net sales in 1996, 1997, and 1998, respectively, with the balance from customers in the Pacific Rim. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales. See Note 7 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.

Employees

As of December 31, 1998, the Company had a total of 187 employees, of whom 113 were based in the United States and 74 were based internationally. Of that total, 59 were engaged in marketing, sales and related customer-support services, 52 in product development, 41 in chemistry laboratory activities and 35 in operations, administration, MIS and finance.
The Company's future success is significantly dependent on the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and
managerial  personnel.   None  of the  Company's employees  are  represented
by a labor union nor covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with employees to be good.

Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 1999 under the caption "Management", and is incorporated herein by reference.


Item 2.   Properties


The  Company's  principal administrative,  sales, marketing  and product
development facilities  are located in St. Louis, Missouri.   These facilities
are owned by the Company and are financed by a mortgage note. Laboratory facilities in Bude, England are owned. The Company leases two domestic sales and service offices in Shrewsbury, New Jersey and South San Francisco, California. The Company's European subsidiaries lease sales and
service  offices in the United  Kingdom,  France  and Germany.   The
Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


Item 3.   Legal Proceedings


The Company is currently not a party to any material litigation and is currently not aware of any pending or threatened litigation that could have any material adverse effect upon the Company's business, operating results or financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1998.



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


                                          1998
                                  High            Low
     First quarter              $14.875         $ 9.000
     Second quarter             $14.750         $11.000
     Third quarter              $14.000         $ 6.625
     Fourth quarter             $ 9.625         $ 5.250


                                          1997
                                  High            Low
     First quarter              $23.750         $11.750
     Second quarter             $19.125         $13.250
     Third quarter              $19.500         $12.500
     Fourth quarter             $20.000         $13.375


The Company had approximately 1,000 shareholders of record and 2,600 street name holders as of December 31, 1998. The Company has not declared or paid any
dividends on its Common Stock.   The Company currently  intends to retain
earnings for use in its business, therefore, it does not anticipate paying cash dividends in the foreseeable future to common shareholders.


Item 6.   Selected Financial Data


Selected Consolidated Financial Data

                           Year      Year      Year      Year      Year
                           ended     ended     ended     ended     ended
Consolidated Statements    Dec 31,   Dec 31,   Dec 31,   Dec31,    Dec 31,
of Operations              1998      1997      1996      1995      1994

In thousands, except per
share amounts

Net Sales:

Software licenses........ $11,639   $10,117    $9,186   $8,651    $8,848
Support..................   7,928     7,209     6,715    6,510     5,564
Accelerated discovery
   services .............   2,831     7,737     9,053    2,111         -
Hardware.................   3,174     5,125     3,832    3,825     5,190

Total net sales..........  25,572    30,188    28,786   21,097    19,602

Cost of sales............   6,685     9,999     9,990    6,458     6,416

Gross profit.............  18,887    20,189    18,796   14,639    13,186

Operating expenses:

Sales and marketing......   9,737    10,065    10,705    9,951     8,259
Research and development.   6,263     3,810     2,796    2,978     2,909
General and administrative  4,182     2,940     2,991    2,030     1,708
Restructuring charge.....       -         -         -    2,165         -

Total operating expenses.  20,182    16,815    16,492   17,124    12,876

Income (loss) from
   operations ...........  (1,295)    3,374     2,304   (2,485)      310

Other income (expense),net  1,404       511       408      450       228

Income(loss) before
   income taxes..........     109     3,885     2,712   (2,035)      538

Income tax expense (benefit)   38     1,305       760     (339)      186

Net income (loss)........     $71    $2,580    $1,952  $(1,696)     $352


Basic earnings (loss)
   per share (1)(2)......   $0.02     $0.84     $0.67   $(0.59)    $0.10
Basic weighted average
   number of shares......   3,208     3,085     2,923    2,860     2,845

Diluted earnings per
   share (1)(2)..........   $0.02     $0.74     $0.61   $(0.59)    $0.10
Diluted weighted average
   number of shares......   3,480     3,504     3,222    2,860     2,846

Consolidated Balance Sheet Data
(at year end)  (3)
Working capital..........  $9,116    $9,544   $10,589   $8,800   $10,177
Total assets...........   $36,810   $32,610   $24,509  $19,059   $21,134
Long-term obligations,
   less current portion $5,515 $3,367 $ - $ - $ - Total shareholders'equity $19,509 $18,909 $14,367 $11,322 $12,828

(1) The earnings per share calculation for 1994 is a pro forma calculation which reflects the effect of adjustments to historical results of operations for estimates of the costs which would have been incurred by Tripos during the period on a stand-alone basis.

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


Overview

Tripos, Inc. is a discovery research organization with unique expertise in molecular informatics and novel medicinal chemistry. Tripos supplies software, research services and compound libraries to the pharmaceutical, biotechnology and other life science industries worldwide. The customer base includes the world's largest scientific research organizations as well as the rapidly growing biotechnology industry.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including, under the caption "Cautionary Statements-Additional Important Factors to be
Considered."   The Company  is  under  no  obligation to update any forward-
looking statements  in   this   section.  Words  such as "expects",
"anticipates",   "projects",  "estimates",  "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements.

The Company's revenues and expenses can vary from quarter to quarter depending upon, among other things, the Company's ability to produce compound libraries in a timely manner, the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company, partners and other vendors, and changes in general economic and competitive conditions. In addition, the Company may chose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2, be recognized ratably over the life of the contract.
See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of revenue recognition policies. A substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The
Company typically experiences greater gross margins on software licenses, contract research, custom software development and chemical compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.


Year 2000 Issues


The Company provides software licenses that are activated and remain active based on date and time of the computer where the software resides. Tripos products sold to its customers are Year 2000 compliant. The Company relies on the hardware suppliers to address any and all Year 2000 issues and provide letters of compliance to the Company. The total dollar amount that the Company estimates will be spent to remediate its Year 2000 issues will not be material and should not affect future financial results of operations, liquidity or capital resources.

The Company has no software used for internal processing, other than its software products that are already Year 2000 compliant that are more than three years old. When written, this software was Year 2000 compliant. The Company has been verifying its Year 2000 compliance throughout 1998 and into 1999. In addition to informal testing and purchases of Year 2000 compliant software and equipment, the Company started development of a formal  plan in October 1998.  The second phase of the planning, which will be completed in April 1999 includes a full written description of potential problems. The third phase is follow-up documentation, which includes a written description of each solution and workaround as well as the testing plan to validate a workable solution. The third phase is
estimated to be completed in  early May  1999.   Immediately following the
third phase will be the validation of the proposed solutions. This fourth phase is estimated to be completed by July 1, 1999. In July 1999,
the Company  will implement the solutions.   Finally,  in  September 1999,
the   Company  will  fully  implement  the plan.  The implementation  will mean that a) all computers are Year 2000 compliant, or b) those computers not Year 2000 compliant will not affect the company's ability to conduct business, and c) no changes will be made to already validated systems unless adequate testing (re-validation) is performed.

Tripos is dependent upon many third parties for the operation  of the
business.   These  include hardware and software  suppliers, suppliers  of raw materials  to  the  compound  business, and suppliers  of  business
services such as payroll  and accounting services.   To  date, the Company is
not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company will make appropriate contingency plans should a vendor or supplier report that it is not Year 2000 compliant or will not be by
January 1, 2000. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to
complete  their Year   2000 resolution  process in a timely fashion
could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The costs of the Year 2000 project are included in the Company's annual software and hardware budget. These amounts do not differ materially from
those costs  experienced  in  prior   periods. Acquisitions of new  hardware
are dealt with as part of the ordinary capital purchase process and were not accelerated by the Year 2000. In addition, the Company has allocated funds for the purchase of Year 2000 compliance testing software, estimated to be $7,000. Other costs will be expensed or capitalized according to established Company procedures. At present, no material costs are anticipated, and during the periods presented there have been no costs incremental to normal operating activities.

Management of the Company believes it has an effective program in place to
resolve  the Year 2000 issue in a timely  manner.   As noted  above,  the
Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders for compounds, issue keys to activate software, manufacture or ship products, invoice customers or collect payments. The amount of lost revenue cannot be reasonably estimated at this time.

The Company is currently assessing its contingency plans. These contingency plans will be developed as part of the remedial steps taken in the second and third quarter of 1999.


European Union Conversion to Euro


The Company conducts business throughout Europe and has transactions denominated in the currencies of countries not currently participating in  the European  Union  as  well as transactions  denominated in the Euro.
The Company is  following the  "triangulation" procedure for all
transactions  effected  by the  Euro.   This procedure is followed by first
converting  one legacy currency into its Euro equivalent and then converting
the Euro  equivalent  into  the other legacy currency.   The  Company
established Euro bank accounts in adherence to this procedure for collection
and  payment  of  invoices.   The Company  has not experienced any material
impact on its operations due to the Euro nor  does  it  anticipate any impact.
The  Company  historically conducts  35%  of  its business in Europe.   Any
impact of the conversion would be material to the business, but cannot be determined at this time.


Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
                           1998     1997    1996
Net sales:
     Software licenses      46%      33%     32%
     Support                31       24      23
     Accelerated discovery  11       26      32
         services
     Hardware               12       17      13
Total net sales            100      100     100

Cost of sales:
     Software licenses      21       17      19
     Support                 1        2       5
     Accelerated discovery  44       45      49
         services
     Hardware               91       91      92
Total cost of sales         26       33      35

Gross profit                74       67      65

Operating expenses:
  Sales and marketing       38       33      37
  Research and development  25       13      10
  General & administrative  16       10      10
Total operating expenses    79       56      57

Income (loss) from
  operations                (5)      11       8

  Interest income            2       2        1
  Interest expense          (1)      -        -
  Other income
     (expense), net          5       -        -
Net income before
   income taxes              1       13       9

Income tax expense           0       4        2

Net income                   1       9        7


Net Sales    Net  sales  increased approximately  5% from  $28.8 million  in
1996 to $30.2 million in 1997, and decreased 15% in 1998 to $25.6 million. These fluctuations in net sales were principally attributable to sales of diverse chemical compound libraries in the Accelerated Discovery Services ("ADS") business. The changes were augmented by increases in software and support sales. New product sales represented 11% of software license sales in 1996, 17% in 1997, and 8% in 1998. Tripos generates a substantial portion of its revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 58%, 62%, and 52% of the Company's total net sales in 1996, 1997, and 1998, respectively.

The Company sells its products and services directly in North America, through its wholly owned subsidiaries in Europe, through an exclusive distributor arrangement in Japan, and through nonexclusive agency relationships in Australia, China, India, Korea, Singapore, and Taiwan. Net sales from the Company's activities outside of North America represented approximately 48%, 41% and 48% of the Company's total net sales in 1996,
1997  and  1998, respectively.   Net sales in Europe accounted for 38%,  32%,
and 40% of the Company's net sales in 1996, 1997, and 1998, respectively, with the balance from customers in the Pacific Rim area, principally Japan. The Company believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales. List prices for the Company's products have remained relatively stable over the last few years. In 1997, the Company started selling token software licenses in addition to perpetual licenses. A token
license includes a minimum level of modules for a   minimum  total  price.
In 1997 and 1998, 18% and 38%, respectively of software license sales were sold in the form of a token license. As a result of selling more modules through token licenses, the average software license revenue per
customer  has increased.    The  average  sale price  for  chemical compound
libraries decreased in 1997 and 1998 due to the demand for a highly purified product which caused a decline in the size and number of orders based on the availability of purified product for sale. Existing customers represented 85% of total net sales in 1997 and 1998. Increasing net sales from period to period is dependent, in part, on the Company's ability to introduce new products which are accepted by the market and on the Company's ability to penetrate new and existing markets.

Software license sales increased 10% from $9.2 million in 1996 to $10.1 million in 1997 and increased 15% to $11.6 million in 1998. The increases for the three-year period are attributable to the increase in the number of
new products introduced, the  increase in   orders   of  worldwide licenses
for large pharmaceutical companies, the increased penetration into the biotechnology sector, a large custom software development contract, two large software consulting contracts and token licensing.

Support sales increased 7% from $6.7 million in 1996 to $7.2 million in 1997, and increased 10% to $7.9 million in 1998. The increase for the three-year period is primarily due to a larger installed base of customers with more modules per customer as a result of the overall increase in software license sales in the prior years.

The Company introduced the Accelerated Discovery Services ("ADS") product line in September 1995. The Company derives ADS revenues from its compound library, discovery contract research and license revenue on its
ChemSpaceT  technology.   ADS   sales decreased 15% to $7.7 million in 1997
from $9.1 million in 1996 and decreased 63% to $2.8 million in 1998. Through an alliance with MDS Panlabs, Inc., the Company sold the
Optiverse compound library in 1996 and 1997. Optiverse was a general screening library of over 100,000 diverse chemical compounds. In late 1996 and early 1997, a shift in the market demanded an increase in the level
of purity  of  this  compound  library.   Despite the anticipation  of  this
demand and the purchase of a specialized apparatus for compound purification, the delay in receipt of this equipment and subsequent further delay in the purification process caused a nine-month slippage
in new product.   In  1998, the Company   restructured  its  agreement
with  MDS Panlabs terminating the Company's distribution of the
Optiverse product. Simultaneously, the Company shifted the focus of its newly acquired laboratory, Tripos Receptor Research in Bude,
England, from   contract  research  synthesis  to synthesis  for  general
screening libraries and announced the launch of the its own LeadQuest compound library product. In June 1998, the Company purchased an inventory of highly-pure diverse chemical compounds from a third-party for distribution to continue generating revenue from this market. In
September 1998, the Company  opened its   larger  laboratory  facility
suitable for all chemical synthesis operations. The Company began production of a newly designed set of screening libraries, started pilot projects for contract research and generated focussed libraries in its collaborative work with Arena Pharmaceutical and the Wolfson Institute. The Company expects to return to increased levels of ADS sales by third quarter 1999.

Hardware revenues increased 34% to $5.1 million in 1997 from $3.8 in 1996
and  decreased by 38% to $3.2  million  in  1998.   The increase in 1997
reflects an increase in the average order amount from customers who purchased the Company's software along with the hardware. The decrease in 1998 reflects the absence of new models of hardware offered during the year as well as customers decision to move from Unix based platforms to Windows NT systems.

Cost of Sales Total cost of sales decreased 33% from $10 million in 1996 and 1997 to $6.7 million in 1998, which represents 35%, 33% and 26%, respectively, of total net sales. In 1997, the decline in the costs of diverse compound libraries as a result of the decline in sales was offset by the increase in hardware costs corresponding to the increase in hardware
sales.   In  1998,  the decline in hardware costs and diverse compound library costs was the result of the decline in corresponding product sales.

Costs of software licenses represented 19%, 17% and 21% of software license sales in 1996, 1997, and 1998, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and
media.   The cost  of  software licenses  as a percentage of software license sales decreased in 1997 due to a decrease in royalties paid to distributors in the Pacific Rim resulting from the decline in revenues in that territory for the year. In 1998, the increase in costs as a percentage of sales is due to an increase in third party royalties based on an increase in the number of third party software modules sold during the year. Costs of support represented 5%, 2% and 1% of support sales in 1996, 1997, and 1998, respectively. Cost of support principally consists of software product packaging, media and updates
to documentation.   The decrease in costs of sales for  support  in 1997
and 1998 is due to lowered costs of documentation.

Costs of ADS represented 49%, 45% and 44% of ADS sales in 1996, 1997, and 1998, respectively. Cost of ADS represents the costs associated with
the design and creation of the diverse  compound libraries.   In  1997,
the decrease in the costs of ADS as a percentage of sales is due to the increase of higher margin contract research and ChemSpace revenues, and the decrease in the royalties for the Optiverse chemical compound libraries, as a result of the decline in the sales of the library.
In 1998, the decrease in the costs of ADS as a percentage of sales is due to the decrease in sales of both the Optiverse and LeadQuest compound libraries. The Company expects the LeadQuest library will have an overall lower cost than the Optiverse product. The Company expects the costs of this product line to decline in future periods based on increases in compound sales offset by increases in higher margin contract research revenues.

Costs of hardware represented 92%, 91% and 91% of hardware sales in 1996, 1997 and 1998, respectively. Cost of hardware consist primarily of the costs of hardware sold. The Company expects the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit   Gross profit was $18.8 million in 1996, $20.2 million in
1997, and $18.9 million in 1998, which represents gross profits of 65%, 67% and 74%, respectively. The increase in the 1997 gross profit was due to a decline in the percentage of compound library sales and an increase in higher margin software license, support, contract research
and ChemSpace  sales.   The increase  in  the  gross profit margin in 1998
was due to the increase in software license and support sales and the decrease in the compound library and hardware sales. The Company believes that gross profit will remain stable as increases in higher margin contract research and software license revenues offset increases in
lower  margin sales of  compound libraries.   The overall decline in the
gross margin dollars of 6% in 1998 was due to the decrease in revenues of 15% offset by increases in sales of higher margin products and services.

Sales and Marketing Expenses   Sales and marketing  expenses decreased 6%
from $10.7 million in 1996 to $10.1 million in 1997, and  decreased  3%
to $9.7 million in 1998. The decrease in 1998 was due to the overall decrease in revenues. Sales and marketing expenses as a percentage of net sales decreased from 37% in 1996 to 33% in 1997, and increased to 38% in 1998. The fluctuation in sales and marketing expenses as a percentage
of  sales is  a function  of  the  overall fluctuation  in sales.   The
Company expects total sales and marketing expenses as a percentage of net sales to decline as the Company increases its revenue.

Research and Development Expenses   Research and development expenses
increased 36% from $2.8 million in 1996 to $3.8 million in 1997, and increased 64% to $6.3 million in 1998, representing 10%, 13%, and
25% of net sales, respectively. The increases in 1997 and 1998 are due to the decrease in the amount of capitalized costs as the Company moves from long-term software development cycles to shorter-term development cycle for webbased software applications, the increase in chemistry staff at Tripos Receptor Research, shared costs for the collaborations with Arena Pharmaceuticals and the Wolfson Institute,
and  an increase   in staff  and  facilities  for  software   consulting
programmers.

Research and development expenses, including the amount of capitalized costs were $6.4 million in 1996, $6.4 million in 1997 and $6.3 million in 1998 which represents 22%, 21%, and 25% of net sales, respectively.
In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, the Company capitalizes software development costs for both external and internal use. The total amount of costs capitalized were $3.6 million, $2.6 million, and $1.3 million in 1996, 1997 and 1998, respectively. This represented 56%, 41% and 17% of total product research and development expenditures in these periods. In 1996 and 1997, the capitalized costs of compound development were classified on the balance sheet under "Capitalized Discovery Services". Beginning in 1998, the Company capitalized compound library production and design costs to inventory. The Company anticipates that its investment in new product research will increase significantly as Tripos continues participation in research collaborations, development in web-based tools, funded research and development of software, and increases diverse compound library production.

General and Administrative Expenses   General and administrative expenses
decreased 2% from $3.0 million in 1996 to $2.9 million in 1997 and increased 42% to $4.2 million in 1998, representing 10%, 10%, and 16% of net sales, respectively. The increase as a percentage of sales in 1998 is due to the addition of Tripos Receptor Research administrative staff
and a bonus  reserve  for general  staff.   The Company expects general
and administrative expenses to remain at comparable levels to 1998 in the future.

Interest Income  Interest income of $425,000 in 1996, $544,000 in 1997
and  $471,000  in  1998,  was  from  interest earned   on investments.

Interes Expense Interest expense of $13,000 in 1996 was from miscellaneous bank fees. Interest expense of $50,000 in 1997 and $304,000 in 1998 was from interest due on the long-term note payable for the corporate building, the line-of-credit, and interest on capital leases.

Other Income (Expense) Other income (expense) was ($4,000) in 1996, $17,800 in 1997, and $1.2 million in 1998. In 1998, other income was primarily from the recognition of the guaranteed settlement payment attributable to the transfer by the Company of the marketing and distribution rights of the Optiverse product to MDS Panlabs.

Income Tax Expense The Company's tax expense was $760,000 in 1996, $1.3 million in 1997 and $ 38,000 in 1998. The Company's effective tax rate was 28%, 34% and 35% for 1996, 1997 and 1998, respectively. The effective rate for 1996 reflects the impact of net operating loss carryforwards for which current benefits were not recognized until the second quarter of 1996.

Liquidity and Capital Resources

The Company's working capital decreased from $9.5 million in 1997 to $9.1 million in 1998. The decrease in working capital is the result of the Company's expansion of Tripos Receptor Research Limited and investment in Arena Pharmaceuticals.

Net  cash  provided by operating activities decreased from  $4.4 million
in 1997 to net cash used of $0.4 million in 1998.   This was primarily due
to a decrease in net income of $2.5 million, an increase in short-term receivables of $2.2 million, an increase in inventory of $2.0 million, an increase in notes receivable of $0.6 million for customer accounts receivable due to long-term installment sales offset by an increase in deferred revenue of $2.6 million due to both increased support billings at year-end and token license contracts for the year. During 1997, net cash provided by operating activities decreased by $0.5 million from 1996. This reduction resulted from an increase in notes receivable of $3.7 million along with a decrease in accrued liabilities of $3.7 million which were partially offset by an increase in net income of $0.6 million, an increase in deferred revenue of $1.4 million and a decline in accounts receivable of $3.1 million.

Net cash used in investing activities decreased from $8.6 million in 1997 to $6.0 million in 1998. The decrease relates to the capital acquisitions for Tripos Receptor Research, the equity investment in Arena Pharmaceuticals offset by lowered purchases of marketable security investments throughout the year and reduced amounts of capitalized development costs. The
Company invests available  cash  in bank  deposits,   investment-grade
securities   and,   short-term  interest-producing investments, including
government  obligations  and other    money   market instruments.  The
Company anticipates that 1999 capital purchases will increase slightly above 1998 due to the continued expansion of the facilities at the Company's Tripos Receptor Research subsidiary which will be funded through operating activities and a line-of-credit.

Net cash provided by financing activities decreased from $4.2 million in 1997 to $3.0 million in 1998 as the result of an increase in the principal payments on long-term debt offset by draws on the negotiated line-of-credit.

Management believes that with the current cash position of $1.8 million, accounts receivable of $12 million, cash flow from operations, and availability of a $12 million line-of-credit, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next twelve months. See Note 12 later in this Annual Report for further discussion of the credit facilities available to the Company. Management
believes  that the   Company  will  be  able  to  satisfy  its known
long-term liabilities and liquidity needs through the funding sources identified above. The Company may seek to obtain additional financing at any time in connection with the Company's product development efforts and its efforts to penetrate existing and new markets for its products and services, depending upon the associated working capital requirements.

The Company was in violation of one covenant under its current line-of-credit at December 31, 1998. The Company was granted a waiver by the bank for this variance and expects to comply with covenants in 1999. Subsequently, the Company has obtained a firm credit commitment from a financial organization that possesses a strong global presence to better meet the worldwide banking requirements of the Company and has decided to refinance its present debt. The refinancing is expected to be completed early in the second quarter of 1999. For a further discussion see Note 12 of this Annual Report.

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


Cautionary Statements-Additional important factors to be considered

The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences, include, but are not limited to, the following:

Rapid Technological Change. The software and discovery research industries are characterized by rapid change and uncertainty due to new and emerging technologies. The pace of change has recently accelerated due to the Internet, combinatorial chemistry software products, market demand for high-throughput purified chemical compound libraries, high throughput screening techniques and combinatorial chemistry companies entering the market. There can be no assurance that Tripos will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

Customer Acceptance. While the Company provides a database of the chemical compounds in its library and performs extensive usability and beta-testing of its new software products, user acceptance and corporate penetration rates ultimately dictate the success of development and marketing efforts.

Competition.  The software and discovery research industries are highly
competitive.  A number of companies offer  products  that target   these
markets.   Tripos  competes  with  software and discovery   research
vendors  for  the  research budgets   of pharmaceutical and biotechnology
companies. It is possible that there will be consolidation in the market of competitive software and discovery research vendors. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than Tripos.

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


Item 7a. Market Risks


The  Company's  exposure to market risks is  limited to foreign exchange
variances and fluctuations in interest rates.   Neither foreign exchange
nor interest rate exposure has resulted in a material impact on the Company.

The  Company's  foreign  exchange risk is  presently limited to currencies
that historically  have exhibited   only   minor fluctuations.   Assets
outside the United States  are  primarily located in  England.   The
Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange
rates were approximately  $2.5  million at  December  31,  1998.   The
potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately
$0.25 million at December 31, 1998.   Any  loss  in fair  value would be
reflected in Other Comprehensive Income  and would  not  impact net income
of the Company.   The  Company's foreign  currency transaction gains and
losses  for  1998  were immaterial.

The Company's interest rate risk is attributable to its outstanding borrowings under its line-of-credit and mortgage loan. The Company has fixed a its floating rate interest risk on the mortgage loan through the purchase of a swap instrument. The Company will continue to monitor its exposure to floating interest rate risk on outstanding line-of-credit borrowings and endeavor to mitigate this risk through the use of appropriate hedging instruments.


Item 8.   Financial Statements and Supplementary Data

       Consolidated Balance Sheets
                                             Year ended        Year ended
Assets:                                     December 31,      December 31,
                                                   1998              1997
Current assets:
  Cash and cash                              $1,773,663        $5,277,469
  Investments                                       --          1,647,073
  Accounts receivable, less allowance
   for doubtful accounts of $98,783
   in 1998 and $78,420 in 1997               12,451,041        10,246,743
  Inventory                                   2,389,442           414,626
  Prepaid expenses                            1,277,947           520,440
  Deferred income taxes                         241,900           137,000

    Total current assets                     18,133,993        18,243,351

  Notes receivable-trade                      2,303,698         1,703,056
  Notes receivable-other                        863,079           791,357
  Property and equipment,
   less accumulated depreciation             11,075,870         5,994,500
  Capitalized development costs,
   net of accumulated amortization of
   $1,857,689 in 1998 and $7,220,643 in 1997    877,036         3,412,062
  Goodwill, net of accumulated amortization
   of $108,964 in 1998 and $12,450 in 1997    1,146,728         1,170,890
  Investment in unconsolidated affiliate      1,982,478           845,000
  Other, net                                    426,864           450,228

    Total assets                             36,809,746        32,610,444

Liabilities and shareholders' equity:

Current liabilities:
  Current portion of long-term debt
   and capital leases                         $ 328,405         $ 178,000
  Accounts payable                              827,604         1,389,946
  Accrued expenses                            2,857,734         3,216,366
  Deferred revenue                            5,004,701         3,914,627

    Total current liabilities                 9,018,444         8,698,939

  Long-term portion of capital leases           225,571                -
  Long-term debt                              5,289,167         3,367,167
  Long-term deferred revenue                  2,302,613           780,748
  Deferred income taxes                         465,000           855,000

Shareholders' equity
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   3,256,722 shares in 1998 and 3,171,803
   shares in 1997                                32,567            31,718
  Additional paid-in capital                 17,980,295        17,342,956
  Retained earnings                           1,268,980         1,198,360
  Other comprehensive income                    227,109           335,556

     Total shareholders' equity              19,508,951        18,908,590

Total liabilities and shareholders' equity  $36,809,746       $32,610,444

See notes to consolidated financial statements




Consolidated Statements of Operations

                                    Year ended     Year ended      Year ended
                                   December 31,   December 31,    December 31,
                                          1998           1997            1996
 Net sales:

Software licenses..............    $11,638,804    $10,117,342      $9,185,917
Support........................      7,927,859      7,209,475       6,715,669
Accelerated discovery services.      2,830,681      7,736,952       9,053,042
Hardware.......................      3,174,169      5,124,531       3,831,765

Total net sales................     25,571,513     30,188,300      28,786,393

Cost of sales:

Software licenses..............      2,435,555      1,679,025       1,735,380
Support........................        113,175        163,277         305,000
Accelerated discovery services.      1,247,763      3,519,417       4,422,477
Hardware.......................      2,888,363      4,637,861       3,527,871

Total cost of sales............      6,684,856      9,999,580       9,990,728

Gross profit...................     18,886,657     20,188,720      18,795,665

Operating expenses:

Sales and marketing............      9,736,881     10,065,100      10,704,959
Research and development.......      6,262,661      3,809,562       2,795,543
General and administrative.....      4,182,278      2,940,524       2,990,960

Total operating expenses.......     20,181,820     16,815,186      16,491,462

Income (loss) from operations..     (1,295,163)     3,373,534       2,304,203

Interest income................        470,553        543,628         424,826
Interest expense...............       (303,848)       (49,744)        (12,860)
Marketing rights settlement....        977,167              -               -
Other income (expense), net....        260,411         17,796          (3,953)

Income before income taxes.....        109,120      3,885,214       2,712,216

Income tax expense.............         38,500      1,305,353         760,000

Net income.....................       $ 70,620    $ 2,579,861     $ 1,952,216

Basic earnings per share.......          $0.02          $0.84           $0.67

Basic weighted average number
 of shares.....................      3,207,853      3,085,077       2,923,284

Diluted earnings per share.....          $0.02          $0.74           $0.61

Diluted weighted average number
 of shares.....................      3,480,241      3,503,946       3,221,980

See notes to consolidated financial statements




Consolidated Statements of Cash Flows


                                       Year ended    Year ended    Year ended
                                           Dec 31,       Dec 31,       Dec 31,
                                             1998          1997          1996
Operating activities:
Net income.................              $ 70,620    $2,579,861    $1,952,216

Adjustments to reconcile net income
to net cash provided (used) by
operating activities:

Depreciation of property and
  equipment................               970,127       825,854       790,190
Amortization of capitalized development
  costs and goodwill.......             2,890,129     2,302,976     2,484,897
Deferred income taxes......              (496,000)      234,000       289,000
Net gain from sale of property
  and equipment ...........                     -             -       (25,264)

Change in operating assets and liabilities:
Accounts receivable........            (2,189,016)       67,165    (3,055,248)
Notes receivable, trade....              (600,642)   (1,703,056)            -
Inventories................            (2,017,108)     (396,054)      (22,329)
Prepaid expenses and other
  current assets...........              (776,400)      345,797        21,307
Accounts payable and
  accrued expenses.........              (859,667)   (1,225,286)    2,449,341
Deferred revenue...........             2,605,831     1,383,401        25,826

Net cash provided (used) by
  operating activities.....              (402,126)    4,414,658     4,909,936

Investing activities:
Purchases of investments...                     -      (851,037)   (2,465,000)
Notes receivable, other....               (71,722)     (791,357)            -
Sales and maturities of
  investments..............             1,647,073     2,539,408     2,308,193
Purchases of property and
  equipment................            (5,689,592)   (5,687,423)     (734,604)
Capitalized development costs            (224,562)   (2,341,589)   (3,320,411)
Acquisition, including investments
  in unconsolidated affiliates         (1,232,599)   (1,488,221)     (298,385)

Net cash used in investing
  activities...............            (5,571,402)   (8,620,219)   (4,510,207)

Financing activities:
Proceeds from stock issuance
  pursuant to stock purchase
  and option plans.........               638,188       657,471       984,297
Proceeds from issuance of
  long-term debt...........             2,100,000     3,560,000             -
Payments on long-term debt and
  capital lease obligations              (229,739)      (14,833)            -

Net cash provided by financing
  activities...............             2,508,449     4,202,638       984,297

Effect of foreign exchange rate
changes on cash and cash equivalents      (38,727)     (112,682)       54,244

Net increase (decrease) in cash
  and cash equivalents.....            (3,503,806)     (115,605)    1,438,270

Cash and cash equivalents at
  beginning of year........             5,277,469     5,393,074     3,954,804

Cash and cash equivalents at
  end of year..............            $1,773,663    $5,277,469    $5,393,074

See notes to consolidated financial statements



Consolidated Statements of Shareholders' Equity

                                                               Other       Total
                    Common Stock    Additional     Retained  Compre-      Share-
                                       Paid-in     Earnings  hensive    holders'
                    Shares Amount Capital (Deficit) Income Equity Balance at December 31,
    1995         2,879,763 $28,798 $14,236,705 $(3,333,717) $390,569 $11,322,355

Stock issued under
stock purchase plan 32,602     326     164,435           -         -     164,761

Stock issued under
stock option plan   98,264     983     801,803           -         -     802,786

Stock issued
under director
compensation plan    1,423      14      16,736           -         -      16,750

Comprehensive income:
Translation
 adjustment              -       -           -           -   108,514     108,514
Net income               -       -           -   1,952,216         -   1,952,216
Total comprehensive
 income                                                                2,060,730

Balance at December 31,
    1996         3,012,052  30,121  15,219,679  (1,381,501)  499,083  14,367,382

Stock issued under
stock purchase plan 42,321     423     360,729           -         -     361,152

Stock issued under
stock option plan   84,780     848     540,163           -         -     541,011

Stock issued
under director
compensation plan    2,650      26      44,157           -         -      44,183

Stock and warrants
issued related to
acquisition         30,000     300   1,178,228           -         -   1,178,528

Comprehensive income:
Translation
 adjustment              -       -           -           -  (163,527)  (163,527)
Net income               -       -           -   2,579,861         -   2,579,861
Total comprehensive
 income                                                                2,416,334

Balance at December 31,
    1997         3,171,803  31,718  17,342,956   1,198,360   335,556  18,908,590

Stock issued under
stock purchase plan 43,108     431     376,212           -         -     376,643

Stock issued under
stock option plan   38,428     384     228,740           -         -     229,124

Stock issued
under director
compesation plan     3,383      34      32,387           -         -      32,421

Comprehensive income:
Translation
 adjustment                                                 (108,447)  (108,447)
Net income                                          70,620                70,620
Total comprehensive
 income                                                                 (37,827)

Balance at December 31,
    1998         3,256,722 $32,567  $17,980,295 $1,268,980  $227,109 $19,508,951

See notes to consolidated financial statements



Notes to Consolidated Financial Statements   December 31, 1998


1. Description of Business and Summary of Significant Accounting Policies

Description  of  Business and Company Organization
Tripos, Inc. delivers science, tools and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. The Company is also a value-added reseller of thirdparty hardware products required to
operate its software products.   A substantial portion of the Company's
business is conducted with pharmaceutical companies, however, the Company is not economically dependent on any customer on an ongoing basis.

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

Basis of  Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method. Investments in unconsolidated affiliates less than 20% owned are accounted for under the cost method.

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

Inventory
Inventory consists of finished chemical compounds, supplies and work in process at its U.K. subsidiary, Tripos Receptor Research Ltd., and is carried at the lower of cost (standard cost method approximating FIFO) or market.

Notes Receivable-Trade
Amounts shown for notes receivable-trade represent customer receivables with maturities in excess of one year net of imputed interest discount.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, twenty-five to thirty-nine years for buildings, the shorter of the useful life of the improvement or the life of the related lease for leasehold improvements, and three years for purchased software.

Development Costs
Development costs consist of software development costs which are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86.
For 1997 and 1996, costs associated with the design and creation of diverse compound libraries, within the Company's Accelerated Discovery Services relationship with MDS Panlabs, were capitalized. Amortization of capitalized software development costs is provided on a productby-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, the Company is using an estimated economic life of three to five years. Capitalized costs associated with the diverse compound libraries were amortized on a two-year straight-line method up until the time of the restructuring of the Agreement with MDS Panlabs, at which time all remaining costs were written off to cost of sales. Beginning in 1998, library design and production costs associated with the
LeadQuest  compound  library   are accounted for under the inventory method
of accounting.

The Company assesses the recoverability of capitalized development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Effective January 1, 1998, the Company adopted AICPA's Statement of Position 98-1 ("SOP 98-1") which requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Capitalized costs are amortized over the lesser of three years or the remaining useful life of the software.

Goodwill
Goodwill represents the excess of the cost of the net assets acquired of
Tripos Receptor Research Ltd. over  its  fair value.  It is being amortized
on a straight-line basis  over  15 years.   On a periodic basis, the Company
evaluates goodwill for impairment by comparing estimated future discounted cash flows of the business to which the goodwill relates to its carrying value.

Revenue Recognition
In late 1997, the Accounting Standards Executive Committee of the AICPA issued statement of Position 972 ("SOP 97-2"), "Software Revenue Recognition" and updated it in early 1998 with SOP 98-4. These SOPs became effective for the Company for transactions entered into after January 1, 1998. The Company recognizes revenue from software licenses in accordance with these SOPs upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale
proceeds   is probable.   The Company recognizes revenue from software support
contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products, specified upgrades, software support services and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor specific objective evidence. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware sales are recognized on delivery of the product from the Company's vendor to the Company's customer.

The Company has entered into contract research agreements and software consulting arrangements with certain customers which provide for collaboration with the Company in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. The Company recognizes revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis.

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

Comprehensive  Income
In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" which became effective for the Company
for  1998.   SFAS  130 establishes  standards for reporting and display of comprehensive income  and its components (revenue, gains and losses) in a full set  of  general purpose financial statements.  SFAS 130 requires that all components  of  comprehensive  income,  including net income,  be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances
from non-owner sources.   Net income and other comprehensive income, including
foreign   currency   translation adjustments, and unrealized  gains and losses
on investments, shall be  reported, net  of  their  related  tax effect, to
arrive  at  comprehensive income.   The adoption of SFAS 130 has not had an
impact  on  the Company's financial position or results of operations.

Income  Taxes
The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized development costs, accrued vacation and customer deposits.

Earnings Per Common and Dilutive Share
In 1997, the  Financial Accounting Standards Board issued Statement No. 128
("FAS  128"), "Earnings  per Share".   FAS  128 replaced  the  calculation
of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common  shares and potential dilutive common shares that
were outstanding during the   period.   Potential  dilutive  common  shares
consist of outstanding   stock   options.   See  Note  14 for additional
information regarding earnings per share.

Stock-based Compensation
The Financial Accounting Standards Board issued SFAS 123, "Accounting For Stock-Based Compensation", effective for years beginning after December 1995. However, the Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based transactions. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS 123 as shown in Note 6 to these financial statements.

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

Recent  Accounting  Pronouncements
In June 1998,  the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for  Derivative Instruments and Hedging Activities"
("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect FAS 133 will be on the earnings and financial position of the Company.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.


2.  Property and Equipment


Property and equipment at the end of each year are summarized below:

                                      1998                1997
      Computer equipment           $5,204,145          $4,649,805
      Capital leases -
       laboratory equipment           469,059                  -
      Furniture and fixtures        3,106,024           1,705,225
      Purchased software            1,335,899           1,107,828
      Company vehicles                 25,722                  -
      Land                          1,592,732           1,340,000
      Buildings                     6,292,876           3,240,927

                                   18,026,457          12,043,785

      Less accumulated
       depreciation                 6,950,587           6,049,285

                                  $11,075,870          $5,994,500




3.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:


                                       1998               1997
       Payroll related              $1,224,260         $1,011,821
       Income taxes refundable        (714,429)          (653,713)
       Product royalties               797,622            286,442
       Compound development            105,000          1,426,011
       Other                         1,445,281          1,145,805

                                    $2,857,734         $3,216,366



4.  Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:

                                 1998          1997          1996

  Domestic                    $712,260      $3,871,118    $2,523,411
  Foreign                     (603,140)         14,096       188,805
                              $109,120      $2,712,214    $3,885,214


The components of income tax expense (benefit) for the years ended were as follows:

                                   1998        1997        1996
Current tax expense (benefit)
       Federal                  $345,000    $862,000     $71,000
       State and local            83,000     183,000      87,000
       Foreign                   107,000      26,000     313,000

         Total current           535,000   1,071,000     471,000


Deferred tax expense (benefit)  (496,000)    234,000     289,000


       Total provision           $39,000  $1,305,000    $760,000


The difference between the effective income tax rate and the U.S. federal income tax rate for the years ended is explained as follows:


                                     1998        1997        1996
       Tax at U.S. federal
         statutory rate             34.00 %     34.00  %    34.00  %
       Effect of foreign operations
        (net of foreign taxes)      18.26        0.54        0.48
       Valuation allowance             -           -       (10.73)
       State taxes                  13.04        5.62        3.17
       R&D tax credits             (39.04)      (5.15)         -
       Other                         8.94       (1.41)       1.08

                                    35.20 %     33.60 %     28.00  %

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:


                                             1998           1997
Current deferred income tax asset:
    Allowance for doubtful accounts        $25,000        $23,000
    Vacation accrual                       129,000        109,000
    Customer deposits                           -           3,000
    NOL carryforward                            -          45,000
    Other                                   43,000          2,000
    Tax credit carryforward                 45,000             -
    Valuation allowance                         -         (45,000)

                                          $242,000       $137,000

Noncurrent deferred income tax liability:
    Capitalized development costs         (516,000)     $(911,000)
    Property and equipment                   4,000         31,000
    Other                                   47,000         25,000

                                         $(465,000)     $(855,000)


Income tax payments for 1998, 1997 and 1996 were $361,500, $1,010,000 and $262,000, respectively.

Three  of the Company's  foreign   subsidiaries had   loss carryforwards
at December 31, 1998, totaling approximately $1,104,000 that have no expiration date. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $426,000 at December 31, 1998.


5.  Stock Plans

In  1994,  the  Company adopted the 1994 Employee Stock Purchase Plan, which allows eligible employees to purchase stock  at  the lower  of  85%
of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of compensation. The plan, which was amended in 1998 to raise the number of shares reserved for issuance from 150,000 to 350,000 shares, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At
December 31, 1998, 149,661 shares have been purchased under this plan.

In  1994,  the  Company  adopted the 1994  Stock  Plan which  is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to
employees and consultants of the Company.   Pursuant to the plan, incentive
stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 1998 to increase the number
of shares of   common  stock  reserved  for  issuance from  1,100,000
to 1,280,000, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

In 1994, the Company adopted the 1994 Director Option
Plan which provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 1998 to decrease the number of shares of common stock reserved for issuance from 300,000 to 240,000, is in effect for ten years unless terminated or amended sooner by the Board of Directors.
The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under
APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and
earnings per share is required by SFAS 123 and has
been determined as if the Company had  accounted for
its employee and director stock options  under the
fair  value  method of that Statement.  The fair
value  for these  options was estimated at the date
of grant using a  BlackScholes  option pricing model
with the following weighted average assumptions: risk-
free interest rates ranging from 5.13% to 6.64%
for  1996,  5.45% to 6.50% for 1997 and 4.26% to
5.65% for  1998; volatility factor of .85 for 1996,
 .86 for 1997 and .94 for 1998; and  a  weighted
average expected life of the option of 5.3 years for
both 1996 and 1997 and 4.2 years for 1998.  For the
Company's Employee  Stock  Purchase  Plan,
compensation  expense  was  also estimated  using a
Black-Scholes option pricing  model  with  the
following  assumptions:  risk-free interest  rates
ranging  from 5.05% to 5.25% for 1996, 5.7%
to 6.4% for 1997 and 5.36% to 5.65%
for  1998; volatility factors of .85 for 1996, .86
for  1997  and .94  for 1998; and a weighted average
expected life of the option of  6  months.   For  all
years presented, the Company used a dividend rate of zero.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

    Pro Forma                            1998      1997       1996

    Pro forma net income (loss)        $(1,311)   $1,580      $1,299

    Pro forma earnings (loss)
      per share:
          Basic                         $(0.41)     $0.51      $0.44
          Diluted                       $(0.41)     $0.48      $0.42




   Options        1998    Weighted    1997     Weighted    1996     Weighted
 Outstanding              Average              Average              Average
  Summary        Shares   Exercise   Shares    Exercise   Shares    Exercise
                          Price                Price                Price

Beginning        834,093  $7.7899    770,969  $6.0881     669,931  $5.2747
outstanding

Granted:
Price=Fair       161,575  $12.1595   195,700  $13.0313    215,700  $8.4899
Value

Exercised        (42,452)  $5.7222    (97,316)  $5.1889   (98,677)  $5.8116

Canceled/expired (72,325) $10.2501    (35,260)  $6.8504   (15,985)  $6.1111


Ending           880,891  $8.4890     834,093   $7.7899   770,969  $6.0881
outstanding

Exercisable-     547,082             417,038              299,929
end of year

Weighted
average fair
value per
share of           $8.21               $8.22               $5.29
options
granted during
the year


12/31/98            Options Outstanding           Options Exercisable
                           Weighted   Weighted                  Weighted
   Range of      Number    Average    Average      Number       Average
   Exercise    Outstanding Remaining  Exercise     Exercisable  Exercise
   Prices                  Life       Price                     Price

$4.2500-$4.7500    76,827   6.05      $4.3092       73,536      $4.2991
$5.0000-$5.0000   262,275   5.42      $5.0000      262,275      $5.0000
$5.7500-$7.8750   150,721   6.65      $7.3697      112,071      $7.3445
$8.0000-$12.500   317,068   8.57     $11.4875       85,075     $10.7488
$13.6875-$20.500   74,000   8.79     $15.1761       14,125     $15.9331

$4.2500-$20.500   880,891   7.20      $8.4890      547,082      $6.5623


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


6.  Benefit Plan

In 1994, the Company established a defined contribution 401(k) Plan covering all domestic employees who are at least 21 years of age and have completed at least six months of service (provided that such service represents a minimum of 1,000 hours worked). Employees may contribute to the plan up to 17% of their compensation, which is further limited by law ($9,700 in 1998). The Company will match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $177,600 in 1998 and $180,500 in 1997.


7.   Geographic Segment Data
In  June  1997, the Financial Accounting Standards
Board issued SFAS 131, "Segment Information" which became effective for the Company for 1998. SFAS 131 amends the requirements for public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders.
It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and assess performance. The
Company believes it operates in one reportable business operating segment and therefore presents only the following geographic data as representative segment information.

The Company's foreign operations historically have been
conducted principally   through   the  Company's wholly
owned foreign subsidiaries and distributors. Information regarding operations by geographic area for 1998, 1997 and 1996 is as follows :


              U.S.A.      U.K.      Germany    France   Pacific Rim     Total
1998
Net sales  $13,263,414 $2,622,418 $5,501,931 $2,183,765  $1,999,985  $25,571,513
Long-lived
 assets      6,190,701  6,385,449     90,365     44,879           -   12,711,394


1997
Net sales   17,898,691  4,205,506  3,699,848  1,665,820   2,718,435   30,188,300
Long-lived
 assets      5,955,301  1,550,399    115,397     59,062           -    7,680,159


1996
Net sales   14,975,383  4,093,618  5,072,253  1,769,421   2,875,718   28,786,393
Long-lived
 assets      1,127,437    108,874    119,596     42,673           -    1,398,580


Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.oriented services from services resulting from operations outside the United States and performed for customers outside the United States; accordingly, the separation set forth in the preceding table is based upon internal allocations, which involve certain management judgments.

Net sales and long-lived assets in the preceding table are attributable to the country or territory in which the Company's subsidiaries or distributors are located.


8.  Concentrations of Credit Risk

Financial  instruments that potentially subject  the
Company  to concentrations  of  credit  risk have
consisted  principally  of investments and trade
receivables.  The Company invests available cash  in
bank deposits, investment-grade securities, and
shortterm   interest-producing   investments,
including   government obligations and other money
market instruments. The Company has adopted credit policies and standards to evaluate the risk associated with its sales and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which it does business.


9.  Lease Obligations

The  Company leases certain office facilities and
equipment under noncancelable operating and capital
leases with terms from one to five  years.   The
capital leases specifically pertain to the acquisition of certain laboratory equipment totaling $442,046. Rent expense under such arrangements was $406,100, $757,712, and $629,505 in  1998, 1997, and 1996, respectively.
Noncancelable future minimum lease commitments as of December 31, 1998 are:

              Year             Operating       Capital
                                 Leases         Leases
              1999              $413,800      $179,400
              2000               361,700       179,400
              2001               291,800        57,000
              2002               170,600             -
              2003                55,200             -

                               1,293,100       415,800
Less amount representing
    interest                           -       (39,800)
Present value of minimum
    lease payments            $1,293,100      $376,000 *

*  Includes the current portion of capital lease obligations of $150,405



10.  Selected Quarterly Financial Data            (Unaudited)


The following table presents unaudited financial data for each quarter of 1998 and 1997 (in thousands, except per share data):

                               First  Second   Third  Fourth
  1998                       Quarter Quarter Quarter Quarter

Total net sales............   $6,184  $5,529  $5,587  $8,272

Gross profit...............    4,016   4,549   4,258   6,063

Income (loss) from operations   (541)   (321)   (769)    336

Net income (loss)..........     (302)     41      70     262

Net income (loss) per share:
     Basic.................   $(0.10)  $0.01   $0.02   $0.08
     Diluted................  $(0.10)  $0.01   $0.02   $0.08

                               First  Second   Third  Fourth
  1997                       Quarter Quarter Quarter Quarter

Total net sales............   $6,792  $6,351  $9,000  $8,045

Gross profit...............    4,468   3,976   5,889   5,855

Income from operations.....      116     515   1,192   1,551

Net income.................      168     387     842   1,183

Net income per share:
     Basic.................    $0.06   $0.13   $0.27   $0.38
     Diluted...............    $0.05   $0.11   $0.24   $0.34

The first three quarters of 1997 earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No.
128, "Earnings Per Share". For further discussion of earnings per share and the impact of Statement
No. 128, see note 1 of the consolidated financial statements, "Description of Business and Summary of Significant Accounting Policies,
Earnings Per Common and Dilutive Share".


11.  Inventory

The  Company maintains a physical inventory of
chemical compound libraries  in  various states of
completion.   Costs  associated with  the
manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. Finished Goods inventory may periodically contain costs of computer hardware that has been acquired for resale to the Company's customers.


                                    December 31,    December 31,
                                           1998            1997

       Raw materials...........         $43,844         $41,260
       Work in process.........       1,764,643          18,808
       Finished goods..........         580,955         354,558

                                     $2,389,442        $414,626


12.  Long-term Debt

The  Company  entered  into  a  five-year $12,000,000 Credit
Agreement with a bank on October 16, 1998.  The Credit Agreement requires  the  Company  to  meet  certain  financial
covenants, including  various coverage ratios and a
debt to  capitalization ratio.   The  line of credit
is secured by all of the  Company's U.S.  assets as
well as a pledge of its European assets.  As  of
December  31, 1998, the Company was in violation of
one covenant which  was  subsequently waived by the
bank for  that  quarterly reporting  period.
Interest  on borrowings  is  payable  under several
rate options.  Additionally, the Company is required
to pay  a  nominal  commitment fee for the unused
portion  of  the facility.   As  of December 31,
1998, $2,100,000  of  borrowings were  outstanding.
Average borrowings under the facility for 1998 were $1,153,000 from the date of the first draw until December 31, 1998. The weighted-average interest rate incurred from the date of inception until December 31, 1998 was 7.02%.

On  November  14,  1997, the Company acquired  its
headquarters building  and  grounds.   Financing  for
the  acquisition   was obtained  from the same bank
that provides the current  line  of credit in the
amount of $3,560,000.  The five-year mortgage note
amortizes  the  loan  principal on a straight-line
basis  on  a twenty-year schedule.  The variable
interest rate on the note is equivalent  to the
thirty-day LIBOR rate plus 1.75%.  The  note
requires   the  Company  to  meet  certain  financial
covenants consistent  with  those  of  the Credit
Agreement  above.   The property   acquired   acts
as  security  for   the   borrowing. Concurrent  with
the issuance of the mortgage note, the Company entered into an interest rate swap agreement with the bank. This agreement effectively changed the Company's floating rate exposure to a fixed rate of 8.26%. The interest rate swap agreement matures at the same time as the mortgage note and is for the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the counterparty. However, the Company does not anticipate nonperformance by the counterparty bank. At December 31, 1998 the thirty-day LIBOR rate plus 1.75% equaled 7.38%. Interest paid during the periods was $292,500 in 1998 and $21,300 in 1997.

On March 22, 1999, the Company received a credit
commitment with a  bank,  that  will refinance the
existing $12  million  Credit Agreement and the
mortgage note.  The credit commitment is for a total
of $15,332,667 which is broken into three separate
credit facilities:   a   $3,332,667  secured  real
estate mortgage, $4,000,000 three-year secured term loan, and an $8,000,000 threeyear revolving line of credit.
The credit commitment is collateralized by substantially all of the Company's U.S. assets and stock pledges for the Company's U.S. and foreign subsidiaries. The commitment also requires the Company to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. These covenants within the credit commitment are less stringent than those contained in the current Credit Agreement. The Company expects to meet these new covenant requirements during 1999.

The  mortgage  note under the credit commitment calls
for  even quarterly principal payments based on a
twenty-year amortization schedule beginning June 30,
1999.  Borrowings under the mortgage will be subject
to a variable interest rate at LIBOR plus  2.25%.
The  new bank has agreed to assume the underlying
swap agreement which  was  issued associated with the
previous  mortgage  note. The term note under the
credit commitment will require quarterly principal
payments of $250,000 plus interest beginning March
31, 2000.   The revolving line of credit under the
credit commitment will require quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period.
Availability under the revolving line of credit will be based on eligible U.S. accounts receivable.
Borrowings under the term loan will bear interest at variable rates tied to LIBOR while the revolving line of credit will bear interest at comparable LIBOR rates or at the bank's prime rate.

Long-term debt obligations were:
                                     December 31,  December 31,
                                            1998          1997
 Borrowings outstanding under
      Credit Agreement                $2,100,000             -

 8.26% mortgage note,
      due November 14, 2002            3,367,167    $3,545,167

 Less current maturities, as            (178,000)     (178,000)
     refinanced

Long-term debt                        $5,289,167    $3,367,167


At December 31, 1998, the Company continues to classify the $5,289,167 related to the line of credit and mortgage note as long-term debt based on management's intent and ability to refinance this debt on a long-term basis. Maturities of longterm debt, as refinanced, are $178,000 for 1999, $1,178,000 for 2000, $1,178,000 for 2001 and $2,933,167 for 2002.


13.  Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, the Company purchased all the outstanding common stock of Receptor Research Ltd, a U.K. company, for a mixture of cash, warrants and common stock of Tripos, Inc. Warrants for 20,000 shares of Tripos, Inc. Common Stock vested at December 31, 1998. Warrants for 30,000 shares will vest on December 31, 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price has been allocated to net identifiable assets with the excess recorded as goodwill. The goodwill is being amortized over 15 years on a straight-line basis.
The results of operations for Receptor Research are included in these financial statements from the date of the acquisition. Pro forma results of operations, assuming the acquisition of Receptor
Research had occurred on January 1, 1997, would not materially differ from the reported results of operations. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998.


14.  Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:

                                 1998          1997         1996
Numerator:
  Numerator for basic and
  diluted earnings            $70,620    $2,579,861   $1,952,216
  per share-net income

Denominator:
  Denominator for basic
  earnings per share-       3,207,853    3,085,077     2,923,284
  weighted average shares

  Effect of dilutive securities:
  Employee stock options      272,388      418,869       298,696

  Denominator for diluted
  earnings per share-
  adjusted weighted         3,480,241    3,503,946     3,221,980
  average shares and
  assumed conversions

  Basic earnings per share      $0.02        $0.84         $0.67
  Diluted earnings per share    $0.02        $0.74         $0.61



Report of Independent Auditors


Board of Directors and Shareholders

Tripos, Inc.

      We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the
Company's  management.   Our responsibility  is to express an
opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in  the  period  ended December 31, 1998,  in  conformity
with  generally  accepted accounting  principles.   Also  in  our  opinion,
the   related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

St. Louis, Missouri
February 5, 1999, except for Note 13,
as to which the date is March 22, 1999



Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   None.



Part III


Item 10.  Directors and Officers of the Registrant

The  information  required by this item  is  included
under  the captions "Election of Directors" in the Company's
Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 1999 and is incorporated herein by reference.The information required by this item relating to the Company's executive officers and key employees
is included in the Company's Proxy   Statement under  the  caption
"Management"  and is incorporated herein by reference.


Item 11.  Executive Compensation


The information required by this item is included under the caption "Election of Directors - Director
Remuneration" and under the  caption  "Executive
Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 1999 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Company's
Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 1999 and is incorporated herein by reference.


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

(b)  Reports on Form 8-K filed in the fourth quarter of 1998:

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

                     SIGNATURES

  TRIPOS, INC.
  By: /s/John P. McAlister                   March 26, 1999
      John P. McAlister, III                 Date
      President, Chief Executive Officer
      and Member of the Board of Directors

                  POWER OF ATTORNEY

Know  all men by these presents, that each person
whose signature appears  below  constitutes and
appoints John P. McAlister,  III, Colleen  A.  Martin
and John D. Yingling, and each of them  (with full
power  to each of them to act alone), his true  and
lawful attorney-in-fact  and agent, with full power
of substitution  and resubstitution, for him and in
his name, place and stead, in  any and  all
capacities, to sign any or all amendments to this
report on  Form 10-K for the fiscal year ended
December 31, 1998, and to file  the same, with all
exhibits thereto and other documents  in connection
therewith,   with  the   Securities   and   Exchange
Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                            Date
/s/ John P. McAlister       Chief Executive Officer,         March 26, 1999
John P. McAlister III       President and Director
                            (Principal Executive Officer)

/s/ Colleen A. Martin       VP, Chief Financial Officer      March 26, 1999
Colleen A. Martin           and Secretary
                            (Principal Financial Officer)

/s/ John D. Yingling        Corporate Controller             March 26, 1999
John D. Yingling            and Treasurer
                            (Principal Accounting Officer)

/s/ Ralph S. Lobdell        Chairman of the Board of         March 26, 1999
Ralph S. Lobdell            Directors

/s/ Stewart Carrell         Director                         March 26, 1999
Stewart Carrell

/s/ Gary Meredith           Director                         March 26, 1999
Gary Meredith

/s/ Ferid Murad             Director                         March 26, 1999
Ferid Murad

/s/ Alfred Alberts          Director                         March 26, 1999
Alfred Alberts




                         TRIPOS, INC.

          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, December 31,1997 and December 31, 1998
                        (in thousands)

     Col. A        Col. B          Col. C          Col. D        Col. E
                                 Additions
                  Balance    Charged   Charged    Deductions    Balance
                  at         to Cost   Other      Charge to     at
  Description     Beginning  and       Accounts   Reserves      End of
                  of Period  Expenses                           Period

Allowance for
Doubtful Accounts
          1996      $40       $140        $--       $103        $77
          1997       77          1         --         --         78
          1998       78         60         --         39         99

Valuation
Allowance for
Deferred Income
Tax Assets:
          1996     $414        $--       $143       $414       $143
          1997      143         --         --         98         45
          1998       45         --         --         45         --





Exhibit                  Exhibit Index
Number                   Description

2.1 a  Distribution Agreement between Tripos and E&S
3.1 c  Amended and Restated Articles of Incorporation dated January 26, 1996
3.2 a  Amended and Restated Bylaws of Tripos
10.1b  Tripos, Inc. 1994 Stock Option Plan
10.2b  Tripos, Inc. 1994 Employee Stock Purchase Plan
10.3b  Tripos, Inc. 1994 Director Option Plan
10.4b  Tripos, Inc. 1994 401(k) Plan
10.5c  Amendment to the 1994 401(k) Plan
10.6c  Tripos, Inc. 1996 Director Stock Compensation Plan
10.7c Master Collaboration Agreement between Tripos and MDL Information Systems, Inc. dated February 2, 1996
10.8c Rights Agreement between Tripos and Boatmen's Trust Company, as Rights Agent, dated January 26, 1996
10.9c  Strategic Business Alliance Teaming Agreement between Tripos and
       MDS Panlabs, Inc. dated June 30, 1995
10.10d Credit Agreement-Line of Credit, dated as of September 12, 1996, between Tripos and NationsBank, N.A. formerly known as Boatmen's National Bank of St. Louis)
10.11e Loan Agreement dated November 14, 1997 between NationsBank, N.A.
       and Tripos Realty, LLC.
10.12e Purchase and Sale Agreement dated June 3, 1997 between
       Cahn Realty Associates and Tripos, Inc.
10.13f Settlement Agreement between Tripos, Inc. and Panlabs, Inc. dated
       March 30, 1998
10.14g Loan Agreement between Tripos, Inc. and NationsBank, N.A.
       dated October 16, 1998
21     Subsidiaries of the Registrant: Tripos Realty, LLC,
       Tripos S.A.R.L., Tripos GMBH, Tripos UK Holdings Limited,
       Tripos UK Limited, and Tripos Receptor Research Limited
23.1   Consent of Ernst & Young LLP, Independent Auditors
24     Power of Attorney, See the signature page
27     Financial Data Schedule

a Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 and incorporated herein by reference
b Previously filed as an exhibit to the Company's Registration Statement on Form S-8, 33-79610 dated May 31, 1994 and incorporated herein by reference.
c Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
d Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
e Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
f Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.
g Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.


Exhibit 23.1




             Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8, No. 33-79610) pertaining to the Tripos, Inc. 1994 Stock Plan, the Tripos, Inc. 1994 Director Option Plan, and the
Tripos, Inc. 1994 Employee Stock Purchase  Plan, (Form
S-8,  No. 333-09459) pertaining to the Tripos,  Inc.
1996 Director Stock Compensation Plan and the amendment of the 1994 Director Option Plan, and (Form S-8, No.
333-33163)  pertaining to  the  Tripos, Inc. 1996 Director Stock
Compensation Plan, the 1994 Stock Option Plan, and the 1994 Director Option Plan, (Form S-8, No. 333-61829) pertaining to the Tripos, Inc. 1994 Employee Stock Purchase
Plan and the 1994 Stock Option Plan of our report dated
February 5, 1999 (except Note 13, as to which the date is March 22, 1999), with respect to the consolidated financial statements and schedule of Tripos, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1998.

                                        /s/ Ernst & Young LLP
St. Louis, Missouri
March 26, 1999