Form 10-Q
period 1999-03-31
TRIPOS INC
filed 1999-05-13
CIK 920691

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 1999: 3,259,647 shares.





                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION,                            Page
   Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets at
        March 31, 1999 and December 31, 1998               3

    Consolidated Statements of Operations
        for Three Months Ended March 31, 1999
        and March 31, 1998                                 4

    Consolidated Statements of Cash Flows for Three Months
        Ended March 31, 1999 and March 31, 1998            5

    Notes to Consolidated Financial Statements             6



Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      8


PART II  OTHER INFORMATION                                12

SIGNATURES                                                13

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                         (Unaudited)
                                         Mar. 31,      Dec. 31,
                                           1999          1998
                            ASSETS
  Current Assets:

     Cash and cash equivalents             $ 2,393     $ 1,774
     Accounts receivable                    10,129      12,451
     Inventory                               2,292       2,389
     Prepaid expenses                          818       1,278
     Deferred income taxes                     226         242
  Total current assets                      15,858      18,134

    Notes Receivable-trade                   2,539       2,304
    Notes Receivable-other                     881         863
    Property and equipment, less
       Accumulated depreciation             12,420      11,076
    Capitalized development costs, net         841         877
    Goodwill, net of amortization            1,123       1,147
    Investment in unconsolidated
      affiliate                              2,367       1,982
     Other, net                                418         427

  Total assets                            $ 36,447    $ 36,810

             LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Current portion of long-term debt
   to be refinanced and capital leases    $    327    $     328
  Accounts payable                           1,141          827
  Accrued expenses                           1,484        2,858
  Deferred revenue                           5,901        5,005
  Total current liabilities                  8,853        9,018

  Long-term portion of capital leases          180          226
  Long-term debt to be refinanced             6,145       5,289
  Long-term deferred revenue                  2,238       2,303
  Deferred income taxes                         442         465

  Shareholders' equity :
   Common Stock                                  33          33
   Additional paid-in capital                17,998      17,980
   Retained earnings                            781       1,269
   Other comprehensive income                  (223)        227
  Total shareholders' equity                 18,589      19,509

  Total liabilities and                    $ 36,447    $ 36,810
  shareholders' equity

See accompanying notes.

Item 1.  Financial Statements (cont'd)


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)
                                         Three Months Ended
                                        Mar. 31,       Mar. 31,
                                          1999           1998
  Net sales:
    Software licenses                      $ 1,816     $ 1,986
    Support                                  2,057       1,894
    Accelerated discovery services           1,363       1,190
    Hardware                                   919       1,114
  Total net sales                            6,155       6,184

  Operating costs and expenses:
    Cost of sales                            1,870       2,168
    Sales and marketing                      2,347       2,334
    Research and development                 1,747       1,352
    General and administrative               1,096         871
  Total costs and expenses                   7,060       6,725

  Loss from operations                        (905)       (541)

  Other income, net                            120          69

  Loss before income taxes                    (785)       (472)

  Income tax benefit                          (299)       (170)

  Net loss                                  $ (486)    $  (302)

  Basic and diluted loss per share          $ (0.15)   $ (0.10)
  Basic and diluted weighted
    average number of shares                  3,257      3,176

  See accompanying notes.


           Item 1.  Financial Statements (cont'd)

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)
                                         Three Months Ended
                                         Mar. 31,      Mar. 31,
                                           1999          1998
  Operating activities:
  Net loss                                 $ (486)    $ (302)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:

  Depreciation of property and equipment      310        188
  Amortization of capitalized
    development costs and goodwill            167        484
  Deferred income taxes                        (7)       (60)

  Change in operating assets and
   liabilities:
    Accounts receivable                     1,928        375
    Notes receivable-trade                   (235)      (128)
    Inventories                                21         -
    Prepaid expenses and other
     current assets                           474       (257)
    Accounts payable and accrued expenses    (508)      (707)
    Deferred revenue                        1,013      1,833
  Net cash provided by operating activities 2,677      1,426

  Investing activities:
    Net purchases, sales, and maturities
     of investments                            -         499
    Notes receivable-other                    (18)       (18)
    Purchases of property and equipment    (1,878)      (198)
    Capitalized development costs            (143)       (46)
    Acquisition, including investment in
      unconsolidated affiliates              (385)        -
    Net cash provided by (used in)
      investing activities                 (2,424)       237

  Financing activities:
    Stock issuance pursuant to stock plans     18         50
    Issuance of long-term debt                845        (48)
  Net cash provided by financing activities   863          2

  Effect of foreign exchange rate changes
   on cash and cash equivalents              (497)        88

  Net increase in cash and cash equivalents   619      1,753

  Cash and cash equivalents at
   beginning of period                      1,774      5,277
  Cash and cash equivalents at end
   of period                               $2,393     $7,030

See accompanying notes.

Item 1.  Financial Statements (cont'd)

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except per share data)


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

     (b)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  Income Taxes

      The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

(3)  Comprehensive Income

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                              1999         1998
  Net loss                                 $ (486)      $ (302)
  Foreign currency translation adjustments   (450)          80
  Comprehensive loss                       $ (936)      $ (222)



The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:
                                            1999         1998
  Foreign currency translation           $ (223)        $ 227
  adjustments

  Accumulated other comprehensive        $ (223)        $ 227
  income (loss)


(4)     Earnings Per Share

The  following table sets forth the computation of  basic  and diluted  earnings per share for the quarters ended  March  31,
1999 and 1998.
                                                1999       1998
Numerator:
  Numerator for basic and diluted earnings
   per share-net loss                         $ (488)    $ (302)
Denominator:
  Denominator for basic earnings per share-
     weighted average shares                   3,257      3,176
  Effect of dilutive securities:  Employee
  stock options  Note A                           -          -
  Denominator for diluted earnings per
   share-adjusted weighted average shares
   and assumed conversions                     3,257      3,176
Basic loss per share                          $(0.15)    $(0.10)
Diluted loss per share                        $(0.15)    $(0.10)

Note A: Employee stock options to purchase shares of the Company's common stock were not included in the March 31, 1999 computation of diluted earnings per share because the effect would have been anti-dilutive. For additional disclosures regarding earnings per share, see the notes to the Company's 1998 consolidated financial statements in its Form 10-K.

(5)  Inventory

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


                                    March 31,  December 31,
                                         1999       1998

       Raw materials..........            $43        $44
       Work in process..........          589      1,764
       Finished goods............       1,660        581
                                       $2,292     $2,389


(6)  Long Term Debt

     At March 31, 1999 the Company maintained a $12,000 Credit Agreement and a mortgage note with a bank. The Credit Agreement and mortgage note required the Company to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. As of March 31, 1999, the Company was in violation of one covenant for that quarterly reporting period.

     On April 30, 1999, the Company entered into a new credit facility with a bank, which refinanced the existing $12,000 Credit Agreement and the mortgage note. The new Credit Agreement is for a total of $15,320 which is broken into three separate credit facilities: a $3,320 secured real estate mortgage, $4,000 three-year secured term loan, and an $8,000 three-year revolving line of credit. The Credit Agreement is collateralized by substantially all of the Company's U.S. assets and stock pledges for the Company's U.S. and foreign subsidiaries. The credit facility also requires the Company to meet certain financial covenants, including various coverage ratios. The Company expects to meet these new covenant requirements during 1999.

(7)  Recent Accounting Pronouncements

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

     The Company has no software used for internal processing, other than its software products that are already Year 2000 compliant that are more than three years old. When written, this software was Year 2000 compliant. The Company has been verifying its Year 2000 compliance throughout 1998 and into 1999. In addition to informal testing and purchases of Year 2000 compliant software and equipment, the Company started development of a formal plan in October 1998. The second phase of the planning, which will be completed in May 1999 includes a full written description of potential problems. The third phase is follow-up documentation, which includes a written description of each solution and work-around as well as the testing plan to validate a workable solution. The third phase is estimated to be completed in early June 1999. Immediately following the third phase will be the validation of the proposed solutions. This fourth phase is estimated to be completed by July 15, 1999. In July 1999, the Company will implement the solutions. Finally, in September 1999, the Company will fully implement the plan. The implementation will mean that a) all computers are Year 2000 compliant, or b) computers not Year 2000 compliant will not affect the company's ability to conduct business, and c) no changes will be made to already validated systems unless adequate testing (re-validation) is performed.

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

     Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, those presented in the Company's Form 10-K for the year ended December 31, 1998.

Results of Operations

      Net  sales for the first quarter of 1999 and 1998 were $6.2
million.   The  Company  experienced  increases  in  support  and
accelerated discovery services revenue offset by decreases in software license and hardware sales in the quarter.

     For the three months ended March 31, 1999, software licenses sales decreased slightly to $1.8 million. Software license sales are historically volatile in the first quarter as customer capital budgets are finalized and apportioned. Support revenues increased 8.6% to $2.1 million compared to the first three month period in 1998. The increase in support revenue is due to the increase in long term token license sales. The Company allocates a portion of the sale to support which is recognized ratably over the life of the agreement. Accelerated Discovery Services ("ADS") sales accounted for $1.4 million in the first quarter of 1999 and $1.2 million in the same period in 1998. This increase in ADS business was expected due to shipment of backlog from the prior quarter. Hardware sales decreased by 17.5% to $.9 million for the first quarter 1999. This decrease is attributable to the occurrence of several large orders in the first quarter 1998. Sales to existing customers represent 91% of total net sales for the three-month period ending March 31, 1999.

      Net sales for the Company's activities outside of North America represented approximately 58.5% for the first three months of 1999 compared to 38.9% for the same period in 1998.
Net sales in Europe increased 60.6% for the first three months of
1999  compared to 1998 and accounted for 48.4% and 30.1% of   net
sales for the three-month periods in 1999 and 1998, respectively. Net sales in the Pacific Rim, principally Japan, increased 15.0% compared to the first three months of 1998 and accounted for 10.1% and 8.8% of net sales for the respective periods.

      Cost of sales for the three-month period ending March 31, 1999 decreased 13.7% compared to the same period in 1998. Cost of sales was $1.9 million and $2.2 million for the first quarter of 1999 and 1998, respectively. This change was due to decreased costs directly related to lower sales of hardware and software as well as the decrease in costs of discovery compounds over the prior year. Cost of sales as a percent of net sales was 30.4%
and   35.1%  for  the  three-month  periods  in  1999  and  1998, respectively.

      Gross  profit margin percentage for the first quarter  1999 increased to 69.6% from 64.9% of total net sales in the first quarter of 1998. This increase in gross profit percentage is due to the decreases in cost of sales described above.

     Sales and marketing expenses remained the same at $2.3 million for the three-month period in 1999 and 1998. Sales and marketing expenses as a percentage of net sales were 38.1% and 37.7% for the three-month periods in 1999 and 1998, respectively.

      Research and development expenses increased to $1.7 million from $1.4 million and represented 28.4% and 21.9% of net sales for the three-month periods in 1999 and 1998, respectively. The increase in expenses as a percentage of net sales reflects the decrease in the amount of capitalized costs as the Company moves from long-term software development cycles to shorter-term development cycle for web-based software applications, the increase in chemistry staff at Tripos Receptor Research, shared costs for the collaborations with Arena Pharmaceuticals and the Wolfson Institute, and an increase in staff and facilities for software consulting programmers.

     General and administrative expenses increased 25.9% to $1.1 million for the first quarter of 1999 compared to $0.9 million in 1998, and represent 17.8% and 14.1% of net sales for the respective periods. The increase in G & A expenses in the period is due to the addition of Tripos Receptor Research administrative staff.

      Other income (expense) increased from $69,000 of income for the first quarter in 1998 to $120,000 of income for the comparable period in 1999. This change was due to foreign currency transaction losses in the prior period partially offset by a decrease in interest income from investments in the current period.

      Income tax benefit was $299,000 for the three-month period in 1999, which represents an effective tax rate of 38%, compared to an income tax benefit of $170,000 for the first quarter of 1998, an effective rate of 36%. The rates reflect the change in the relative weight of the Company's earnings and losses including those from foreign subsidiaries. The Company's effective tax rate for the three months ended March 31, 1999 reflects an increase to approximate the expected effective tax rate for the year ending December 31, 1999.

Liquidity, Capital Resources and Capital Commitments

     For the three-month period ending March 31, 1999, a decrease in accounts receivable of $1.9 million, along with depreciation and amortization and an increase in deferred revenue of $0.3 million, $0.2 million and $1.0 million, respectively, were offset by a decrease in accounts payable and accrued expenses of $0.5 million, an increase in prepaid expenses of $0.5 million and a net loss of $0.5 million resulted in net cash provided by operations of $2.7 million. For the same period in 1998, net cash provided by operations was $1.4 million primarily due to decreases in accounts and notes receivable of $0.2 million along with net income, depreciation, amortization and increases in deferred revenue of $0.3 million, $0.2 million, $0.5 million, $1.8 million respectively, which were offset by a decrease in accounts payable and accrued expenses of $0.7 million and an increase in prepaid expenses of $0.3 million. Notes receivable-trade represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies.

      Investments of $1.9 million in property and equipment, mainly attributable to the increased investment in production facilities at Tripos Receptor Research, and an increase in the Arena investment of $0.4 million resulted in cash used by investing activities of approximately $2.4 million in the first three months of 1999.

     The Company believes that current working capital of $7.0 million, together with continued cash flow from operations and the $12 million line of credit, will be adequate to fund short-term liquidity requirements including investment in research and development, capital purchases and any other commitments in the upcoming year.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the three months ended March 31, 1999.




                        TRIPOS, INC.
                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:          May 12, 1999   /s/ John P. McAlister
                              President and
                              Chief Executive Officer


Date:          May 12, 1999   /s/ Colleen A. Martin
                              Chief Financial Officer, Secretary