Form 10-Q
period 1999-06-30
TRIPOS INC
filed 1999-08-13
CIK 920691

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Yes  X              No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 1999: 3,288,858 shares.



                        TABLE OF CONTENTS


                                                           Page
PART I  FINANCIAL INFORMATION,

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at
    June 30, 1999 and December 31, 1998                     3

Consolidated Statements of Operations
    for Three Months Ended June 30, 1999 and June 30, 1998
    and Six Months Ended June 30, 1999 and June 30, 1998    4

Consolidated Statements of Cash Flows for Six Months
    Ended June 30, 1999 and June 30, 1998                   5

Notes to Consolidated Financial Statements                  6



Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations              8



PART II  OTHER INFORMATION                                 12

SIGNATURES                                                 13

EXHIBITS - Exhibit 10.13, Settlement Agreement
         - Exhibit 27, Financial Data Schedule


                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)
                                           June 30,     Dec 31,
                                               1999        1998
                            ASSETS
Current Assets:
 Cash and cash equivalents                 $    860    $  1,774
 Accounts receivable                          9,234      12,451
 Inventory                                    2,068       2,389
 Prepaid expenses                             1,137       1,278
 Deferred income taxes                          201         242
    Total current assets                     13,500      18,134

  Notes receivable-trade                      2,314       2,304
  Notes receivable-other                        899         863
  Property and equipment,
   less accumulated depreciation             14,013      11,076
  Capitalized development costs, net            724         877
  Goodwill, net of amortization               1,099       1,147
  Investment in unconsolidated affiliates     2,423       1,982
  Other, net                                    411         427

 Total assets                              $ 35,383    $ 36,810

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt
   and capital leases                      $    240    $    150
 Notes payable    (see note 6)                7,620         178
 Accounts payable                               836         827
 Accrued expenses                             1,286       2,858
 Deferred revenue                             5,070       5,005
    Total current liabilities                15,052       9,018

 Long-term portion of capital leases            315         226
 Long-term notes payable  (see note 6)                    5,289
 Long-term deferred revenue                   1,821       2,303
 Deferred income taxes                          407         465

Shareholders' equity:
 Common stock                                    33          33
 Additional paid-in capital                  18,230      17,980
 Retained earnings (deficit)                  (391)       1,269
 Other comprehensive income (loss)             (84)         227
    Total shareholders' equity               17,788      19,509
Total liabilities and shareholders' equity $ 35,383    $ 36,810

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                               Three Months Ended       Six Months Ended
                               June 30,  June 30,      June 30,  June 30,
                                   1999      1998          1999      1998
Net sales:
 Software licenses               $ 1,736   $ 2,262       $ 3,552   $ 4,248
 Support                           2,091     1,929         4,148     3,823
 Accelerated discovery services    1,528       514         2,892     1,704
 Hardware                            767       824         1,686     1,938
Total net sales                    6,122     5,529        12,278    11,713

Operating costs and expenses:
   Cost of sales                   1,476       980         3,346     3,148
   Sales and marketing             2,279     2,434         4,626     4,768
   Research and development        2,786     1,445         4,533     2,797
   General and administrative      1,300       991         2,397     1,862
Total costs and expenses           7,841     5,850        14,902    12,575

Loss from operations              (1,719)     (321)       (2,624)     (862)

Other income, net                   (172)       386          (52)      455

Income (loss) before income taxes (1,891)        65       (2,676)     (407)

Income tax expense (benefit)        (718)        24       (1,017)     (146)

Net income (loss)                $(1,173)   $    41      $(1,659)   $ (261)

Basic earnings (loss) per share   $(0.36)   $  0.01      $(0.51)    $(0.08)
Diluted earnings(loss) per share  $(0.36)   $  0.01      $(0.51)    $(0.08)
Diluted weighted average
   number of shares                3,268      3,510       3,263      3,185

See accompanying notes.



Item 1.  Financial Statements (continued)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)
                                                Six Months Ended
                                               June 30,   June 30,
                                                  1999       1998
 Operating activities:
 Net loss                                      $(1,659)    $ (261)
 Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
    Depreciation of property and equipment         820        335
    Amortization of capitalized development
       costs and goodwill                        (270)      2,189
    Deferred income taxes                         (17)       (264)
 Change in operating assets and liabilities:
    Accounts receivable                          2,851      2,603
    Notes receivable-trade                        (271)      (510)
    Inventories                                    213
    Prepaid expenses and other current assets      138     (1,300)
    Accounts payable and accrued expenses         (679)    (2,939)
    Deferred revenue                               (13)     1,178
 Net cash provided by operating activities       1,113      1,031

 Investing activities:
   Net purchases, sales, and maturities
     of investments                                           501
   Notes receivable-other                          (18)       (36)
   Purchases of property and equipment          (4,187)    (1,096)
   Capitalized development costs                   500         (2)
   Acquisition, including investment in
     unconsolidated affiliates                    (385)
   Other                                          (152)       (34)
 Net cash (used in) investing activities        (4,242)      (667)

 Financing activities:
    Stock issuance pursuant to stock plans         250        300
    Issuance of debt                             2,411        146
 Net cash provided by financing activities       2,661        446

 Effect of foreign exchange rate changes
   on cash and cash equivalents                   (446)        (7)
 Net change in cash and cash equivalents          (914)        803

 Cash and cash equivalents at
   beginning of period                           1,774       5,277
 Cash and cash equivalents at end of period    $   860     $ 6,080

See accompanying notes.

Item 1.  Financial Statements (continued)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              (in thousands except per share data)


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

     (b) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


(2) Income taxes

     The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.


(3)  Comprehensive Income

      The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 30, 1999 and 1998 are as follows:

                               Three Months Ended     Six Months Ended
                               June 30,   June 30,    June 30,   June 30,
                                  1999       1998        1999       1998

  Net income (loss)            $(1,173)   $    41     $(1,659)     $(261)
  Foreign currency translation
     adjustments                  (139)      (144)       (311)       (64)
  Comprehensive income (loss)  $(1,312)     $(103)    $(1,970)     $(325)

The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                  1999       1998
  Foreign currency translation adjustments       $ (84)     $ 227

  Accumulated other comprehensive income (loss)  $ (84)     $ 227


 (4)     Earnings Per Share

The  following  table  sets forth the computation  of  basic  and diluted  earnings per share for the quarters ended June 30,  1999 and 1998.
                                   Three Months Ended     Six Months Ended
                                   June 30,   June 30,    June 30,   June 30,
                                      1999       1998        1999       1998
Numerator:
  Numerator for basic and diluted
    earnings (loss) per share      $(1,173)    $   41     $(1,659)   $  (261)
Denominator:
  Denominator for basic earnings
   (loss) per share-weighted
    average shares                   3,268      3,193       3,263      3,185
  Effect of dilutive securities:
    Employee stock options  Note A                317
  Denominator for diluted earnings
   (loss) per share--adjusted
    weighted average shares
    and assumed conversions          3,268      3,510       3,263      3,185
Basic earnings (loss) per share    $ (0.36)    $ 0.01      $(0.51)    $(0.08)
Diluted  earnings (loss) per share $ (0.36)    $ 0.01      $(0.51)    $(0.08)

Note  A:   Employee  stock  options to  purchase  shares  of  the
Company's  common stock were not included in the  June  30,  1999 computation of diluted earnings per share because the effect would have been anti-dilutive.

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


                                         June 30,   December 31,
                                            1999           1998

      Raw materials                         $ 42            $44
      Work in process                        360          1,764
      Finished goods                       1,666            581
                                          $2,068         $2,389


(6)  Long Term Debt

     On April 30, 1999, the Company entered into a credit facility with a bank, which refinanced an existing $12,000 Credit Agreement and a mortgage note. The new Credit Agreement is for a total of $15,320 which is broken into three separate credit facilities: a $3,320 secured real estate mortgage, a $4,000 three-year secured term loan, and an $8,000 three-year revolving line of credit. The Credit Agreement is collateralized by substantially all of the Company's U.S. assets and stock pledges for the Company's U.S. and foreign subsidiaries. The credit facility also requires the Company to meet certain financial covenants, including various coverage ratios.

     Effective June 30, 1999, the Company and the bank amended the credit facility due to circumstances arising in the second quarter of 1999. The amendment calls for adjustments in the pricing of loans under the credit agreement, the timing of maturities, and covenant levels. It is the Company's and the bank's intent to renegotiate the credit facility during the fourth quarter of 1999 to better fit the future needs of the Company. As a result, the current outstanding loans are classified as short-term debt pending the completion of the negotiation of the credit agreement. At June 30, 1999, the availability under the revolving line of credit was $3,200.

(7)  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect FAS 133 will be on the earnings and financial position of the Company.


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

      The Company's sales and expenses can vary from quarter to quarter depending upon, among other things, the Company's ability to produce compound libraries in a timely manner, the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company, partners and other vendors, and changes in general economic and competitive conditions. In addition, the Company may chose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2, be recognized ratably over the life of the contract. A substantial portion of the Company's sales for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, contract research, custom software development and chemical
compound           sales          than           on           sales
Item   2.    Management's  Discussion  and  Analysis  of  Financial
Condition and Results
     of Operations (cont'd)

of hardware. The Company's profitability depends in part on the mix of its sales components and not necessarily on total sales.

Year 2000 Issues

The Company provides software licenses that are activated and remain active based on date and time of the computer where the software resides. Management believes that Tripos' software products currently offered to its customers are Year 2000 compliant. The Company relies on the hardware suppliers to address any and all Year 2000 issues and provide letters of compliance to the Company. The total dollar amount that the Company estimates will be spent to remediate its Year 2000 issues relating to software  products  currently offered and  supported  will  not  be material and should not affect future financial results of operations, liquidity or capital resources.

     The Company has no software used for internal processing, other than its software products that are already Year 2000 compliant, that are more than three years old. When written, this software was Year 2000 compliant. The Company has been verifying its Year 2000 compliance throughout 1998 and into 1999. In addition to informal testing and purchases of Year 2000 compliant software and equipment, the Company started development of a formal plan in October 1998. The second phase of the planning, which was completed in May 1999 includes a full written description of potential problems. The third phase, consisting of developing a written description of each solution and work-around as well as the testing plan to validate a workable solution, was completed in June 1999. The fourth phase, validation of the proposed solutions, was completed by July 31, 1999. In July 1999, the Company began implementing the solutions. Finally, the Company expects to fully implement the plan in September 1999. The implementation will mean that a) all computers are Year 2000 compliant, or b) computers not Year 2000 compliant will not affect the company's ability to conduct business, and c) no changes will be made to already validated systems unless adequate testing (re-validation) is performed.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company does not complete the final phase, the Company would be unable to take customer orders for compounds, issue keys to activate software, manufacture or ship products, invoice customers or collect payments. The amount of lost revenue cannot be reasonably estimated at this time.

     The Company is currently assessing its contingency plans. These contingency plans are being developed as part of the remedial steps taken in the second and third quarter of 1999.

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

Results of Operations

     Net sales for the second quarter of 1999 and 1998 were $6.1 million and $5.5 million, respectively. The Company experienced increases in support and accelerated discovery services revenue offset by decreases in software license and hardware sales in the quarter. Net sales for the six-month period ending June 30, 1999 and 1998 were $12.3 million and $11.7 million, respectively.

      For the three months ended June 30, 1999, software licenses sales decreased 23.3% to $1.7 million. Software license sales for the six-month year-to-date period decreased 16.4% to $3.6 million. During 1999, quarter and year-to-date software sales were adversely impacted by the tightening of funding in portions of the biotech sector, along with two large contract renewals being delayed into the third quarter. Support revenues increased 8.4% to $2.1 million compared to the second quarter in 1998. For the six-month year-to-date period, support revenues increased 8.5% to $4.1 million compared to 1998. The increase in support revenue is due to the sale of long term token license sales. The Company allocates a portion of the sale to support which is recognized ratably over the life of the agreement. Accelerated Discovery Services ("ADS") sales accounted for $1.5 million in the second quarter of 1999 and $0.5 million in the same period in 1998. Six-month year-to-date ADS sales were $2.9 million 1999 compared to $1.7 million in 1998. This increase in ADS business is attributable to large compound contracts shipped in the current quarter. Hardware sales decreased by 6.9% to $0.8 million for the three-month period and decreased 13.0% to $1.7 million for the six-month period in 1999. These fluctuations are attributable to the occurrence of several large orders in the first six months of 1998. Sales to existing customers represent 92% of total net sales for the six-month period ending June 30, 1999.

      Net sales for the Company's activities outside of North America represented approximately 58.9% for the three-month period and 58.7% for the six-month period of 1999 compared to 51.0% and 44.6% for the same periods in 1998. Net sales in Europe increased 27.8% for the quarter and 42.0% for the six months year-to-date in 1999 compared to the same periods in 1998. This was 49.1% and 42.5% of net sales for the three-month periods in 1999 and 1998, respectively and 48.7% and 36.0% of the six-month periods in 1999 and 1998, respectively. Net sales in the Pacific Rim, principally Japan, increased 28.9% and 21.1% for the quarter and year-to-date periods of 1999, respectively, compared to 1998 and accounted for 9.8% and 10.0% of net sales for the respective periods in 1999. These results indicate the beginning of a modest recovery for the Company in the Pacific Rim.

      Cost of sales for the three-month period ending June 30, 1999 increased 50.6% compared to the same period in 1998. Cost of sales was $1.5 million and $1.0 million for the second quarter of 1999 and 1998, respectively. The lower costs in 1998 directly related to recoveries of costs stemming from the restructuring of the Company's relationship with MDS Panlabs. Cost of sales as a percent of net sales was 24.1% and 17.7% for the three-month periods in 1999 and 1998, respectively. Cost of sales increased 6.3% for the six-month period in 1999 compared to 1998. Year-to-date costs were $3.3 million in 1999 and $3.1 million in 1998 which represent 27.3% and 26.9% of respective net sales.

      Gross profit margin percentage for the second quarter of 1999 decreased to 75.9% from 82.3% of total net sales in the second quarter of 1998. For the first six months of 1999, gross margin percentage decreased to 72.7% from 73.1% for the same period in 1998. This decrease in gross profit percentage for 1999 compared to 1998 is due to the restructuring recoveries realized in 1998.

     Sales and marketing expenses decreased 6.3% to $2.3 million for the three-month period in 1999 and 3.0% to $4.6 million for the six-month period ending June 30, 1999. Sales and marketing expenses as a percentage of net sales were 37.2% and 37.7% for the three- and six-month periods in 1999 as compared to 44.0% and 40.7% for the same periods in 1998. The decreases in the percentage of net sales for the three- and six-month periods of 1999 are due to decreases in software and hardware sales resulting in a decrease in commission expense.

      Research  and  development expenses increased 92.8%  to  $2.8 million  for  the  three-month period in 1999  and  62.0%  to  $4.5 million for the six-month period ending June 30, 1999. Research and development expenses as a percentage of net sales were 45.5% and 36.9% for the three- and six-month periods in 1999 as compared to 26.1% and 23.9% for the same periods in 1998. The increase in expenses as a percentage of net sales reflects the decrease in the amount of capitalized costs as the Company moves from long-term software development cycles to shorter-term development cycle for web-based software applications, the increase in chemistry staff at Tripos Receptor Research, shared costs for the collaborations with Arena Pharmaceuticals and the Wolfson Institute, and an increase in staff and facilities for software consulting programmers.

     General and administrative ("G&A") expenses increased to $1.3 million for the second quarter of 1999 compared to $1.0 million for the second quarter of 1998, and represent 21.2% and 17.9% of net sales for the respective periods. For the six-month period, G & A expenses were $2.4 million and $1.9 million in 1999 and 1998 and represent 19.5% and 15.9% of net sales, respectively. The increase in G & A expenses in the period is due to the addition of Tripos Receptor Research administrative staff along with increased costs attributable to improvements in network communications infrastructure.

      Other income (expense) decreased from $386 of income for the second quarter in 1998 to $172 of expense for the comparable period in 1999. For the first six months of 1998, other income was $455 compared to $52 of expense for 1999. This change was primarily due to the acceleration of the amortization of deferred costs ($210) from the prior credit facility through interest expense in connection with the refinancing entered into in the second quarter 1999.

      Income tax benefit was $718 for the second quarter in 1999, which represents an effective tax rate of 38%, compared to an income tax expense of $24 for the second quarter of 1998, an effective rate of 37%. The rates reflect the change in the relative weight of the Company's earnings and losses including those from foreign subsidiaries.

Liquidity, Capital Resources and Capital Commitments

      For the six-month period ending June 30, 1999, net cash provided by operations was $1.1 million compared to $1.0 million for the six-month period ending June 30, 1998.

     Investments in property and equipment, attributable to the production facilities at Tripos Receptor Research resulted in cash used by investing activities of approximately $4.2 million in the first six months of 1999. The second building at Tripos Receptor Research opened in early May 1999 and became operational shortly thereafter. As chemical compound production levels approach management's target, investment in facilities and equipment are nearing completion. The Company believes that current working capital of $5.4 million, together with continued cash flow from operations and the availability under the amended line of credit, will be adequate to fund short-term liquidity requirements including investment in research and development, remaining capital purchases and any other commitments in the upcoming year.

          Effective June 30, 1999, the Company and the bank amended the credit facility due to circumstances arising in the second quarter of 1999. The amendment calls for adjustments in the pricing of loans under the credit agreement, the timing of maturities, and covenant levels. It is the Company's and the bank's intent to renegotiate the credit facility during the fourth quarter of 1999 to better fit the future needs of the Company. As a result, the current outstanding loans are classified as short-term debt pending the completion of the negotiation of the credit agreement. At June 30, 1999, the availability under the revolving line of credit was $3,200.




                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.   Changes in Securities

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May
     11, 1999:

       The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

                                    Votes            Votes
                                    "For"     "Withhold Authority"
            Ralph S. Lobdell      2,828,707         12,612
            Alfred Alberts        2,282,407         12,912
            Stewart Carrell       2,828,202         13,117
            John P. McAlister     2,833,918          7,401
            Gary Meredith         2,827,994         13,325
            Ferid Murad           2,832,921          8,398



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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               10.15 Loan Agreement dated April 30, 1999 among LaSalle National Bank, as Lender, and Tripos, Inc., as Borrower, and Tripos Realty, LLC, as Borrower and Guarantor

               27        Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from March 31, 1999 to June 30, 1999.




                          TRIPOS, INC.
                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.

Date:     August 10, 1999     /s/ John P. McAlister
                              John P. McAlister
                              President and
                              Chief Executive Officer

Date:     August 10, 1999     /s/ Colleen A. Martin
                              Colleen A. Martin
                              Chief Financial Officer, Secretary


Exhibit 10.15






                         LOAN AGREEMENT



                   Dated as of April 30, 1999



                              among



                      LASALLE NATIONAL BANK
                            as Lender

                               and

                          TRIPOS, INC.
                           as Borrower

                               and
                       TRIPOS REALTY, LLC,
                    as Borrower and Guarantor


                        Table of Contents
                                                             Page

1. Effective Date.                                               6

2. Definitions and Rules of Construction.                        7
 2.1. Listed Definitions.                                        7
 2.2. Other Definitions.                                         7
 2.3. References to Borrower.                                    7
 2.4. References to Covered Persons.                             7
 2.5. Accounting Terms.                                          7
 2.6. Meaning of Satisfactory.                                   7
 2.7. Computation of Time Periods.                               7
 2.8. General.                                                   7

3. Lender's Commitment.                                          8
 3.1. Revolving Loan Commitment.                                 8
   3.1.1. Aggregate Amount; Reductions.                          8
   3.1.2. Limitation on Revolving Loan Advances.                 8
   3.1.3. Revolving Note.                                        8
 3.2. Letter of Credit Commitment.                               8
 3.3. Term Loan A Commitment.                                    9
   3.3.1. Amount.                                                9
   3.3.2. Repayment of Term Loan A.                              9
   3.3.3. Term Note A.                                           9
 3.4. Term Loan B Commitment.                                    9
   3.4.1. Amount.                                                9
   3.4.2. Repayment of Term Loan B.                              9
   3.4.3. Term Note B.                                           9

4. Interest.                                                     9
 4.1. Interest on Draws on Letters of Credit.                    9
 4.2. Interest on the Term Loan A.                              10
 4.3. Interest on the Term Loan B.                              10
 4.4. Interest on Loans; Interest Periods for Eurodollar Loans. 10
 4.5. Increments.                                               10
 4.6. Conversion of Loans.                                      11
 4.7. Time of Accrual.                                          11
 4.8. Computation.                                              12
 4.9. Rate After Maturity.                                      12
 4.10. Rate After Failure to Timely Deliver Financial
      Statements.                                               12

5. Fees.                                                        12
 5.1. Closing Fee.                                              12
 5.2. Unused Line Fee.                                          12
 5.3. Letter of Credit Fees.                                    12
 5.4. Calculation of Fees.                                      13

6. Payments.                                                    13
 6.1. Scheduled Payments on Revolving Loan.                     13
   6.1.1. Interest.                                             13
   6.1.2. Principal.                                            13
 6.2. Scheduled Payments on Term Loan A.                        13
 6.3. Scheduled Payments on Term Loan B.                        13
 6.4. Reimbursement Obligations.                                13
 6.5. Prepayments.                                              13
   6.5.1. Revolving Loan Mandatory Prepayments When Over-
        Advances Exist.                                         13
 6.6. Manner of Payments and Timing of Application of Payments. 14
   6.6.1. Payment Requirement.                                  14
 6.7. Application of Payments and Proceeds.                     14
   6.7.1. Interest Calculation.                                 15
 6.8. Returned Instruments.                                     15
 6.9. Compelled Return of Payments or Proceeds.                 15
 6.10. Due Dates Not on Business Days.                          15

7. Procedure for Obtaining Advances and Letters of Credit.      15
 7.1. Initial Advances.                                         15
 7.2. Borrowing Base Certificates.                              15
 7.3. Revolving Loan Advances.                                  16
   7.3.1. Borrower Requests.                                    16
   7.3.2. Lender's Right to Make Other Revolving Loan Advances. 16
 7.4. Letters of Credit.                                        16
 7.5. Disbursement.                                             16
 7.6. Restrictions on Advances.                                 16
 7.7. Restriction on Number of Eurodollar Loans.                17
 7.8. Each Advance Request Certification.                       17
 7.9. Requirements for Every Advance Request.                   17
 7.10. Requirements for Every Request for Issuance of a Letter
      of Credit.                                                17
 7.11. Exoneration of Lender.                                   17
 7.12. Suspension of Obligation to Make Eurodollar Advances.    18

8. Security and Guaranties.                                     18
 8.1. Deed of Trust.                                            18
 8.2. Security Agreements.                                      18
 8.3. Collateral Assignments; Grant of Security Interest.       19
 8.4. Pledge Agreements.                                        19
 8.5. Guaranties.                                               19

9. Power of Attorney.                                           19

10. Conditions of Lending.                                      20
 10.1. Conditions to Term Loans and Initial Advance.            20
   10.1.1. Listed Documents and Other Items.                    20
   10.1.2. Financial Condition.                                 20
   10.1.3. Default.                                             20
   10.1.4. Perfection of Security Interests.                    20
   10.1.5. Representations and Warranties.                      20
   10.1.6. Material Adverse Change.                             20
   10.1.7. Pending Material Proceedings.                        20
   10.1.8. Payment of Fees.                                     20
   10.1.9. Other Items.                                         20
 10.2. Conditions to Subsequent Advances.                       21
   10.2.1. General Conditions.                                  21
   10.2.2. Representations and Warranties.                      21
   10.2.3. Default.                                             21
   10.2.4. No Material Adverse Change.                          21

11. Conditions to Issuance of Letters of Credit.                21
 11.1. Reimbursement Agreement.                                 21
 11.2. No Prohibitions.                                         21
 11.3. Conditions to Initial Advances.                          21
 11.4. Representations and Warranties.                          21
 11.5. No Default.                                              21
 11.6. No Material Adverse Change.                              22

12. Representations and Warranties.                             22
 12.1. Organization and Existence.                              22
 12.2. Authorization.                                           22
 12.3. Due Execution.                                           22
 12.4. Enforceability of Obligations.                           22
 12.5. Burdensome Obligations.                                  22
 12.6. Legal Restraints.                                        22
 12.7. Labor Disputes.                                          23
 12.8. No Material Proceedings.                                 23
 12.9. Material Licenses.                                       23
 12.10. Compliance with Material Laws.                          23
   12.10.1. Proceedings.                                        23
   12.10.2. Hazardous Materials on Real Property.               23
 12.11. Other Names.                                            23
 12.12. Financial Statements.                                   24
 12.13. No Change in Condition.                                 24
 12.14. No Defaults.                                            24
 12.15. Solvency.                                               24
 12.16. Encumbrances.                                           24
 12.17. Real Property.                                          24
 12.18. Indebtedness.                                           24
 12.19. Investments.                                            24
 12.20. Indirect Obligations.                                   24
 12.21. Capital Leases.                                         24
 12.22. Tax Liabilities; Governmental Charges.                  24
 12.23. Pension Benefit Plans.                                  25
 12.24. Welfare Benefit Plans.                                  25
 12.25. Retiree Benefits.                                       25
 12.26. Distributions                                           25
 12.27. Chief Place of Business; Locations of Collateral.       25
   12.27.1. Chief Place of Business                             25
   12.27.2. Location of Books, Records and Chattel Paper        25
   12.27.3. Location of Tangible Collateral                     25
 12.28. State of Collateral and Other Property                  26
   12.28.1. Accounts                                            26
   12.28.2. Inventory                                           26
   12.28.3. Equipment                                           26
   12.28.4. Intellectual Property                               26
   12.28.5. Documents, Instruments and Chattel Paper            27
 12.29. Negative Pledges                                        27
 12.30. Margin Stock                                            27
 12.31. Securities Matters                                      27
 12.32. Investment Company Act                                  27
 12.33. No Material Misstatements or Omissions                  27
 12.34. Year 2000 Compliance                                    28

13. Survival                                                    28

14. Affirmative Covenants                                       28
 14.1. Use of Proceeds                                          28
 14.2. Corporate Existence                                      28
 14.3. Maintenance of Property and Leases                       29
 14.4. Inventory                                                29
 14.5. Insurance                                                29
 14.6. Payment of Taxes and Other Obligations                   29
 14.7. Compliance With Laws                                     30
 14.8. Discovery and Clean-Up of Hazardous Material             30
 14.9. Termination of Pension Benefit Plan                      30
 14.10. Notice to Lender of Material Events                     30
   14.10.1. Material Proceeding                                 30
   14.10.2. Violation of Material law                           30
   14.10.3. Default                                             31
   14.10.4. Indebtedness of a Covered Person                    31
   14.10.5. Material Labor Dispute                              31
   14.10.6. Name Change                                         31
   14.10.7. Material Adverse Effect                             31
 14.11. Borrowing Officer                                       31
 14.12. Maintenance of Security Interests of Security Documents 32
   14.12.1. Preservation and Perfection of Security Interests   32
   14.12.2. Collateral Held by Warehouseman, Bailee, etc.       32
   14.12.3. Compliance With Terms of Security Documents         32
 14.13. Accounting System; Tracing of Proceeds.                 32
 14.14. Financial Statements                                    33
   14.14.1. Annual Financial Statements                         33
   14.14.2. Quarterly Financial Statements                      33
 14.15. Other Financial Information                             33
   14.15.1. Other Reports or Information Concerning Accounts, or
        Inventory                                               33
   14.15.2. Stockholder and SEC Reports                         33
   14.15.3. Pension Benefit Plan Reports                        34
   14.15.4. Tax Returns                                         34
 14.16. Review of Accounts                                      34
 14.17. Inventory                                               34
 14.18. Annual Projections                                      34
 14.19. Other Information                                       34
 14.20. Exams by Lender                                         34
 14.21. Verification of Accounts, and Notices to Account Debtors34
 14.22. Access to Officers and Auditors                         34
 14.23. Intercompany Indebtedness                               35
 14.24. Year 2000 Compliance                                    35
 14.25. Further Assurances                                      35

15. Negative Covenants                                          36
 15.1. Sale of Interests                                        36
 15.2. Investments                                              36
   15.2.1. United States or Qualified Financial Institution     36
   15.2.2. Existing on Execution Date                           36
   15.2.3. Notes Collaterally Assigned to Lender                36
   15.2.4. Customary Trade Terms                                36
 15.3. Indebtedness.                                            37
   15.3.1. Incurred in Ordinary Course of Business              37
   15.3.2. The Loan Obligations                                 37
   15.3.3. Security Interests                                   37
   15.3.4. Capital Leases                                       37
   15.3.5. Operating Leases                                     37
   15.3.6. Pursuant to Open Account                             37
   15.3.7. Existing and Disclosed                               37
 15.4. Security Interests.                                      37
   15.4.1. In Accordance With GAAP                              37
   15.4.2. Arising Out Of Legislation                           37
   15.4.3. Security Deposits                                    37
   15.4.4. Security Interests Imposed By Law                    38
   15.4.5. Securing Payment                                     38
   15.4.6. Securing Operating Leases                            38
   15.4.7. Securing Indebtedness                                38
   15.4.8. Disclosed in Section 12.28                           38
 15.5. Foreign Assets.                                          38
 15.6. Capital Leases.                                          38
 15.7. Change of Control.                                       38
 15.8. Distributions.                                           38
 15.9. Indirect Obligations.                                    39
 15.10. Capital Structure; Equity Securities.                   39
 15.11. Change of Business.                                     39
 15.12. Transactions With Affiliates.                           39
 15.13. Cash Transfers.                                         39
 15.14. No Default on Indebtedness or Material Agreements.      39
 15.15. Conflicting Agreements.                                 39
 15.16. Fiscal Year.                                            39
 15.17. New Subsidiaries.                                       39
 15.18. Transactions Having a Material Adverse Effect or Causing
      a Default.                                                39
 15.19. Disposal of Property.                                   40
 15.20. Intellectual Property.                                  40
 15.21. Acquisitions.                                           40

16. Financial Covenants.                                        40
 16.1. Special Definitions.                                     40
 16.2. Maximum Leverage.                                        41
 16.3. Minimum Current Ratio.                                   41
 16.4. Minimum Fixed Charge Coverage Ratio.                     41
 16.5. Minimum EBITDA.                                          41
 16.6. Maximum Capital Expenditures.                            41

17. Default.                                                    41
 17.1. Events of Default.                                       41
   17.1.1. Failure to Pay Principal or Interest.                41
   17.1.2. Failure to Pay Other Amounts Owed to Lender.         42
   17.1.3. Failure to Pay Amounts Owed to Other Persons.        42
   17.1.4. Representations or Warranties.                       42
   17.1.5. Certain Covenants.                                   42
   17.1.6. Other Covenants.                                     42
   17.1.7. Acceleration of Other Indebtedness.                  42
   17.1.8. Default Under Other Agreements.                      42
   17.1.9. Bankruptcy; Insolvency; Etc.                         42
   17.1.10. Judgments; Attachment; Settlement; Etc.             43
   17.1.11. Pension Benefit Plan Termination, Etc.              43
   17.1.12. Liquidation or Dissolution.                         43
   17.1.13. Seizure of Assets.                                  43
   17.1.14. Loan Documents; Security Interests.                 44
   17.1.15. Loss to Collateral.                                 44
   17.1.16. Cross-Default.                                      44
   17.1.17. Material Adverse Change.                            44
   17.1.18. Guaranty Default.                                   44
 17.2. Rights and Remedies in the Event of Default.             44
   17.2.1. Termination of Commitments.                          44
   17.2.2. Acceleration.                                        44
   17.2.3. Right of Set-off.                                    44
   17.2.4. Notice to Account Debtors.                           45
   17.2.5. Entry Upon Premises and Access to Information.       45
   17.2.6. Borrower's Obligations.                              45
   17.2.7. Secured Party Rights.                                45
   17.2.8. Miscellaneous.                                       46
   17.2.9. Application of Funds.                                46
 17.3. Limitation of Liability; Waiver.                         46
 17.4. Reasonable Notice.                                       47

18. Changes in Circumstances.                                   47
 18.1. Compensation for Increased Costs and Reduced Returns;
      Capital Adequacy.                                         47
   18.1.1. Increased Costs or Reduced Returns to Lender.        47
   18.1.2. Capital Adequacy.                                    48
   18.1.3. Notice to Borrower.                                  48
 18.2. Limitations on Eurodollar Loans.                         48
   18.2.1. Market Failure.                                      48
   18.2.2. Inadequate Reflection of Cost.                       48
 18.3. Illegality.                                              48
 18.4. Compensation.                                            49
   18.4.1. Early Payment.                                       49
   18.4.2. Failure to Take Advances.                            49
 18.5. Treatment of Affected Revolving Loans.                   49
   18.5.1. Payments.                                            49
   18.5.2. Prime Rate.                                          49

19. Taxes.                                                      50
 19.1. Gross-Up.                                                50
 19.2. Lender's Undertaking.                                    50

20. Usury Limitations.                                          50

21. General.                                                    51
 21.1. Lender's Right to Cure.                                  51
 21.2. Rights Not Exclusive.                                    51
 21.3. Survival of Agreements.                                  51
 21.4. Payment of Expenses.                                     51
 21.5. General Indemnity.                                       52
   21.5.1. Indemnified Parties                                  52
   21.5.2. Obligations Shall Survive                            52
   21.5.3. Indemnities Unenforceable                            52
 21.6. Letters of Credit.                                       52
 21.7. Changes in Accounting Principles.                        53
 21.8. Other Security and Guaranties.                           53
 21.9. Loan Records.                                            53
 21.10. Loan Obligations Payable in Dollars.                    54

22. Miscellaneous.                                              54
 22.1. Notices.                                                 54
 22.2. Confidentiality.                                         54
 22.3. Amendments, Waivers and Consents.                        55
 22.4. Rights Cumulative.                                       55
 22.5. Successors and Assigns.                                  55
 22.6. Severability.                                            55
 22.7. Counterparts.                                            55
 22.8. Governing Law; No Third Party Rights.                    56
 22.9. Counterpart Facsimile Execution.                         56
 22.10. No Other Agreements.                                    56
 22.11. Negotiated Transaction.                                 56
 22.12. Acknowledgment of Licensing Arrangements.               56
 22.13. CHOICE OF FORUM.                                        56
 22.14. SERVICE OF PROCESS.                                     57
 22.15. JURY TRIAL.                                             57
 22.16. Incorporation By Reference.                             57
 22.17. Statutory Notice.                                       57
 22.18. Statutory Notice-Insurance.                             58


                         LOAN AGREEMENT

In consideration of the mutual agreements herein and other sufficient consideration, the receipt of which is hereby acknowledged, TRIPOS, INC., a Utah corporation ("Borrower"),
TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos
Realty" or "Guarantor") and LASALLE NATIONAL BANK ("Lender") agree as follows:

Effective Date.
This Agreement is effective April 30, 1999.

Definitions and Rules of Construction.
                       Listed Definitions.
Capitalized words defined in the Glossary and Index of Defined
Terms attached hereto as Exhibit 2.1 shall have such defined meanings wherever used in this Agreement and the other Loan
Documents.

                       Other Definitions.
If a capitalized word in this Agreement is not defined in the Glossary and Index of Defined Terms, it shall have such meaning as defined elsewhere herein, or if not defined elsewhere herein, the meaning defined in the UCC.

                     References to Borrower.
The word "Borrower" refers to Tripos, Inc., a Utah corporation.

                 References to Covered Persons.
The words "Covered Person," "a Covered Person," "any Covered Person," "each Covered Person," and "every Covered Person" refer to Borrower and each of its direct and indirect Subsidiaries separately, including, without limitation, Tripos Realty, Tripos UK Holdings Limited, Tripos UK Limited, Tripos Receptor Research Limited, Tripos SARL, and Tripos GmbH. The words "Covered Persons" refer to Borrower and its Subsidiaries collectively.

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

                    Meaning of Satisfactory.
Whenever herein a document or matter is required to be satisfactory to Lender, unless expressly stated otherwise, such document must be satisfactory to Lender in both form and substance in its commercially reasonable discretion, and unless expressly stated otherwise, Lender shall have the commercially reasonable discretion to determine whether the document or matter is satisfactory. The right to exercise such discretion is absolute.

                  Computation of Time Periods.
In computing or defining periods of time from a specified date to a later specified date, and in computing the accrual of interest or fees, the words from shall mean from and including and the words to and until shall each mean to but excluding. Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed, and references in this Agreement to months and years are to calendar months and calendar years unless otherwise specified.

                            General.
Unless the context of this Agreement clearly requires otherwise:
(i) references to the plural include the singular and vice versa;
(ii) references to any Person include such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement; (iii) references to one gender include all genders; (iv) including is not limiting;
(v) or has the inclusive meaning represented by the phrase and/or; (vi) the words hereof, herein, hereby, hereunder and similar terms in this Agreement refer to this Agreement as a whole, including its Exhibits, and not to any particular provision of this Agreement; (vii) the word Section or section and Page or page refer to a section or page, respectively, of, and the word Exhibit refers to an Exhibit to, this Agreement unless it expressly refers to something else; (viii) reference to any agreement, document, or instrument (including this Agreement and any other Loan Document or other agreement, document or instrument defined herein), means such agreement, document, or instrument as amended, modified, restated or replaced and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, and includes all attachments thereto and, if applicable, the terms hereof, and includes all attachments thereto and documents incorporated therein, if any; and (ix) general and specific references to any Law means such Law as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time. Section captions and the Table of Contents are for convenience only and shall not affect the interpretation or construction of this Agreement or the other Loan Documents.

Lender's Commitment.
Subject to the terms and conditions hereof, and in reliance upon the representations and warranties of Borrower herein, and the representations and warranties of Guarantors in their Guaranty, Lender makes the following commitment to Borrower:

                   Revolving Loan Commitment.
                  Aggregate Amount; Reductions.
     Subject to the limitations in Section 3.1.2 and elsewhere herein, Lender commits to make available to Borrower, from the Effective Date to the Revolving Loan Maturity Date a "Revolving Loan Commitment" of $8,000,000 by funding Revolving Loan Advances made from time to time by Lender as provided herein to accounts at Lender. Subject to the limitations in Section 3.1.2 and elsewhere herein, payments and prepayments that are applied to reduce the Revolving Loan may be reborrowed through Revolving Loan Advances.

             Limitation on Revolving Loan Advances.
     No Revolving Loan Advance will be made which would result in the Revolving Loans exceeding the Maximum Available Amount and no Revolving Loan Advance will be made on or after the Revolving Loan Maturity Date. Lender may, however, in its absolute discretion make Revolving Loan Advances exceeding the Maximum Available Amount, but shall not be deemed by doing so to have increased the Revolving Loan Commitment and shall not be obligated to make any such Revolving Loan Advances thereafter. The "Maximum Available Amount" on any date shall be a Dollar amount equal to the lesser of (a) the Borrowing Base and (b) the Revolving Loan Commitment on such date minus the sum of the aggregate amount of all outstanding LOC Obligations. At any time that there is an Existing Default, the Revolving Loan Commitment may be canceled as provided in Section 17.2.

                         Revolving Note.
     The obligation of Borrower to repay Lender's Revolving Loan shall be evidenced by a promissory note payable to the order of Lender in a maximum principal amount equal to the amount of the Revolving Loan Commitment and otherwise satisfactory to Lender. The Revolving Note shall be dated the Effective Date and be duly and validly executed and delivered by Borrower. The Revolving Note shall be in the form of
     Exhibit 3.1.3 attached hereto.

                  Letter of Credit Commitment.
Lender commits to issue commercial and standby letters of credit (each a "Letter of Credit") for the account of Borrower from time to time from the Effective Date to the Revolving Loan Maturity Date (the "Letter of Credit Commitment"), but only in connection with transactions satisfactory to Lender and only if the Letter of Credit Exposure will not as a result of such issuance exceed the lesser of (i) $2,000,000 and (ii) any excess of the Maximum Available Amount over the then outstanding Revolving Loans. The expiration date of any Letter of Credit will not be more than one year after its issuance date and in no event will be later than the Revolving Loan Maturity Date unless Borrower deposits with Lender cash collateral satisfactory to Lender to secure reimbursement by Borrower of all amounts drawn on such Letter of Credit and all applicable fees.

                     Term Loan A Commitment.
                             Amount.
     Subject to the limitations in Section 3.3.2 and elsewhere herein, Lender commits to make Term Loan A to Borrower on the Effective Date in the amount of $4,000,000.00 (the "Term Loan A Commitment"). Subject to the limitations in
     Section 3.3.2 and elsewhere herein, payments and prepayments that are applied to reduce Term Loan A may not be reborrowed.

                    Repayment of Term Loan A.
     Term Loan A is due and payable and shall be repaid by Borrower in accordance with Section 6 hereof and shall otherwise be repaid by the payment of principal and interest in full on the Term Loan Maturity Date, unless extended or renewed by the mutual written agreement of Borrower, Guarantor and Lender.

                          Term Note A.
     The obligation of Borrower to repay Term Loan A shall be evidenced by a promissory note payable to the order of Lender in the amount of $4,000,000.00 and otherwise satisfactory to Lender. Term Note A shall be dated the Effective Date and be duly and validly executed and delivered by Borrower. Term Note A shall be in the form of
     Exhibit 3.3.3 attached hereto.

                     Term Loan B Commitment.
                             Amount.
     Subject to the limitations in Section 3.4.2 and elsewhere herein, Lender commits to make Term Loan B to Borrower and Tripos Realty, jointly and severally, on the Effective Date in the amount of $3,320,000.00 (the "Term Loan B Commitment"). Subject to the limitations in Section 3.4.2 and elsewhere herein, payments and prepayments that are applied to reduce Term Loan B may not be reborrowed.

                    Repayment of Term Loan B.
     Term Loan B is due and payable and shall be repaid by Borrower in accordance with Section 6 hereof and shall otherwise be repaid by the payment of principal and interest in full on the Term Loan Maturity Date, unless extended or renewed by the mutual written agreement of Borrower, Tripos Realty and Lender.

                          Term Note B.
     The obligation of Borrower and Tripos Realty to repay Term Loan B shall be evidenced by a promissory note payable to the order of Lender in the amount of $3,320,000.00 and otherwise satisfactory to Lender. Term Note B shall be dated the Effective Date and be duly and validly executed and delivered by Borrower and Tripos Realty. Term Note B shall be in the form of Exhibit 3.4.3 attached hereto.

Interest.
             Interest on Draws on Letters of Credit.
Borrower shall pay interest on the unreimbursed amount of each draw on a Letter of Credit at a rate per annum equal to the Prime
Rate.

                  Interest on the Term Loan A.
Borrower shall pay interest on Term Loan A at a variable rate of interest determined quarterly, beginning with Borrower's fiscal quarter ended June 30, 1999, at a rate of interest to be determined in accordance with Sections 4.4 and 4.5 below.

                  Interest on the Term Loan B.
Borrower shall pay interest on Term Loan B at a rate of interest in an amount equal to two and twenty five one hundredths of one percent (2.25%) above the from time to time Eurodollar Rate for 90 day Interest Periods, as determined two days before the first day of each calendar quarter; from the date hereof through and including the period ending June 30, 1999, the Eurodollar Rate shall be determined as of April 28, 1999.

    Interest on Loans; Interest Periods for Eurodollar Loans. Borrower may, as provided herein, designate Term Loan A or any Revolving Loan or part of any such Loan to be either a Prime Rate Loan or a Eurodollar Loan; provided, however, during the existence of an Existing Default, Borrower may not designate a Loan or any part of any such Loan as a Eurodollar Loan. Each Prime Rate Loan when made will bear interest at the Prime Rate (which will fluctuate as described in Section 4.8) plus the Prime Increment (determined from time to time as provided in Section 4.5). Each Eurodollar Loan when made will bear interest at the Adjusted Eurodollar Rate. The "Adjusted Eurodollar Rate" for any Eurodollar Loan is the Eurodollar Rate (which shall be determined before the beginning of the applicable Interest Period as provided herein and shall apply throughout such Interest Period) plus the applicable Eurodollar Increment (as defined below) determined from time to time as provided in Section 4.5. Except for Term Loan B, Borrower may also, as provided herein, convert some or all of a Prime Rate Loan into a Eurodollar Loan, and some or all of a Eurodollar Loan into a Prime Rate Loan. Borrower shall select an Interest Period for each Eurodollar Loan, provided, however, that with respect to Term Loan B, the applicable Interest Period shall always be ninety (90) days. Subject to the foregoing, each Interest Period shall be either thirty (30), sixty (60) or ninety (90) days; provided that
(i) every such Interest Period shall commence on the date of the Advance, or, with respect to Term Loan A, shall commence on the date such loan is converted from a Prime Rate Loan to a Eurodollar Loan or the date such loan is continued as a Eurodollar Loan; (ii) if any Interest Period would otherwise expire on a day of a calendar month which is not a Business Day, then such Interest Period shall expire on the next succeeding Business Day in that calendar month; provided, however, that if the next succeeding Business Day would be in the following calendar month, it shall expire on the first preceding Business Day; (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and (iv) no Interest Period shall extend beyond the Revolving Loan Maturity Date or the Term Loan Maturity Date, as the case may be.

                           Increments.
For the period commencing as of the Effective Date through and including June 30, 1999, the Prime Increment shall be 1.75% and the Eurodollar Increment shall be 1.75%. Thereafter, the applicable Prime Increment and Eurodollar Increment shall be determined quarterly, beginning with Borrower's fiscal quarter ended June 30, 1999 in accordance with the table below, based on the ratio of Borrower's Total Funded Indebtedness to Borrower's EBITDA, as reflected in the consolidated Financial Statements of Borrower for the fiscal quarter most recently ended, for the twelve month period then ended:

     Ratio of Total            Prime              Eurodollar
         Funded              Increment            Increment
     Indebtedness to            (%)                  (%)
         EBITDA

   Greater than or              0%                  +2.75%
   equal to 3.50:1.00

   Greater than or              0%                  +2.50%
   equal to 3.00:1.00,
   but less than
   3.50:1.00

   Greater than or              0%                  +2.25%
   equal to 2.50:1.00,
   but less than
   3.00:1.00

   Greater than or              0%                  +2.00%
   equal to 2.00:1.00,
   but less than
   2.50:1.00

   Greater than or              0%                  +1.75%
   equal to 1.50:1.00
   and less than
   2.00:1.00

   Less than 1.50:1.00          0%                  +1.50%

Except as otherwise provided in Section 14.10 hereof, any change in the Prime Increment or the Eurodollar Increment shall become applicable on the fifth Business Day following the day when Borrower delivers its Financial Statements for the fiscal quarter most recently ended to Lender as required in Section 14.14.2.
The foregoing notwithstanding, any change in the Eurodollar Increment shall not become applicable to any Eurodollar Loan until and unless it is renewed as a Eurodollar Loan.

                      Conversion of Loans.
Except with regard to Term Loan B, Borrower may (i) at any time convert some or all of a Prime Rate Loan to a Eurodollar Loan, or
(ii) at the end of any Interest Period of a Eurodollar Loan, continue such Loan as a Eurodollar Loan for an additional Interest Period or convert some or all of such Eurodollar Loan to a Prime Rate Loan. To cause any such conversion or continuation, Borrower shall give Lender, prior to 11:00 a.m. St. Louis time at least two Business Days prior to the date the conversion or continuation is to be effective, a written request (which may be mailed, personally delivered or telecopied as provided in Section 22.1) or an oral request (which must be confirmed by facsimile on such date) (a) specifying whether a conversion or continuation is requested, (b) in the case of a conversion, specifying the amount to be converted and whether it is to be a Eurodollar Loan or a Prime Rate Loan upon the conversion, and (c) in the case of any conversion to or continuation of a Eurodollar Loan, specifying the Interest Period therefor. If such notice is not given by 11:00 a.m. St. Louis time on the second Business Day preceding the last day of the Interest Period of a Eurodollar Loan, then Borrower shall be deemed to have timely given a notice to Lender requesting to convert all of such Eurodollar Loan to a Prime Rate Loan. In the case of a Eurodollar Loan, any conversion or continuation shall become effective only on the day following the last day of the current Interest Period.

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

   Rate After Failure to Timely Deliver Financial Statements. Notwithstanding anything set forth herein to the contrary, if Borrower fails to timely deliver Financial Statements as required by Section 14 hereof, the rate of interest, effective as of the date such Financial Statements were to have been delivered, shall be the greater of, the Prime Rate and the Eurodollar Rate, which Eurodollar Rate shall be calculated using a Eurodollar Increment equal to two and seventy five one hundredths of one percent (2.75%).

Fees.
                          Closing Fee.
Borrower shall pay to Lender a "Closing Fee" equal to Fifty
Thousand Dollars ($50,000.00) on the Effective Date. Once received by Lender, the Closing Fee shall not be refundable to Borrower for any reason.

                        Unused Line Fee.
In consideration of the Revolving Loan Commitment, Borrower agrees to pay Lender a fee (the "Unused Line Fee") on the Revolving Loan Commitment less the aggregate amount of outstanding Revolving Loans and LOC Obligations for each day during the applicable Unused Line Fee Calculation Period (as hereinafter defined) at a rate per annum equal to three hundred seventy five one thousandths of one percent (.375%) times the unused portion of the Revolving Loan Commitment. The Unused Line Fee shall commence to accrue on the Effective Date and shall be due and payable in arrears on the first Business Day of each calendar quarter for the immediately preceding quarter (or portion thereof) (each such quarter or portion thereof for which the Unused Line Fee is payable hereunder being herein referred to as the "Unused Line Fee Calculation Period"), beginning with the first of such dates to occur after the Closing Date.

                     Letter of Credit Fees.
Borrower shall pay to Lender a "Letter of Credit Fee" for each Letter of Credit issued by Lender. The Letter of Credit Fee for each standby Letter of Credit shall be calculated by applying the daily equivalent of the per annum Eurodollar Increment in effect on the date of issuance of such Letter of Credit to the undrawn amount available under such Letter of Credit as of each day commencing when such Letter of Credit is issued by Lender. The Letter of Credit Fee for each documentary Letter of Credit shall be determined in accordance with Lender's published letter of credit fee schedule for documentary letters of credit. The Letter of Credit Fee due for any Letter of Credit shall be payable quarterly in arrears beginning on the first day of the first calendar quarter after the date such Letter of Credit is issued and continuing on the first day of each calendar quarter thereafter while such Letter of Credit is outstanding.

                      Calculation of Fees.
All of the foregoing fees and all other fees payable to Lender that are based on an annual percentage shall be calculated on the basis of a year deemed to consist of 360 days and for the actual number of days elapsed, and in accordance with Section 2.7.

Payments.
              Scheduled Payments on Revolving Loan.
                            Interest.
     Borrower shall pay interest accrued on each Prime Rate Loan included in the Revolving Loan quarterly, in arrears, beginning on the first day of the first full calendar quarter following the Effective Date and continuing on the first day of each calendar quarter thereafter, and on the Revolving Loan Maturity Date. Borrower shall pay interest accrued on each Eurodollar Loan included in the Revolving Loan at the end of its Interest Period and on the Revolving Loan Maturity Date. Borrower shall pay interest accrued on each Revolving Loan after the Revolving Loan Maturity Date on demand.

                           Principal.
     Borrower shall repay the entire amount of the Revolving Loan on the Revolving Loan Maturity Date.

               Scheduled Payments on Term Loan A.
For the period commencing as of the Effective Date through and including December 31, 1999, Borrower shall pay interest accrued on Term Loan A quarterly, in arrears, beginning on the first day of the first full calendar quarter following the Effective Date and continuing on the first day of each calendar quarter thereafter, through and including January 1, 2000. Commencing with the quarter beginning April 1, 2000, and for each quarter thereafter, Borrower shall pay quarterly installments of principal in the amount of Two Hundred Fifty Thousand Dollars ($250,000.00), plus accrued interest, on the first day of the next succeeding calendar quarter, and shall make a final payment of the outstanding principal, plus accrued interest, on the Term Loan Maturity Date.

               Scheduled Payments on Term Loan B.
Commencing July 1, 1999, Borrower and Tripos Realty shall pay quarterly installments of principal in the amount of Forty One Thousand Five Hundred Dollars ($41,500.00), plus accrued interest, on the first day of each calendar quarter, and shall make a final payment of the outstanding principal, plus accrued interest, on the Term Loan Maturity Date.

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

                          Prepayments.
 Revolving Loan Mandatory Prepayments When Over-Advances Exist.
     If at any time the Revolving Loans exceed the Maximum Available Amount, whether as a result of optional Revolving Loan Advances by Lender as contemplated by Section 3.1.2, reductions in the Revolving Loan Commitment, or otherwise, Borrower shall immediately make a payment in the amount of such excess to Lender and the failure to make any such payment shall be an Event of Default. Each such prepayment will be applied by Lender first to reduce the Prime Rate Loans that are included in the Revolving Loans until they are reduced to zero, and then to reduce the Eurodollar Loans that are included in the Revolving Loans. On the prepayment date, the Borrower shall pay interest on the amount prepaid, accrued to the prepayment date.

          6.5.2     Revolving Loan Voluntary Prepayments.

     Borrower shall not be entitled to prepay any Eurodollar Loan (except at the end of the applicable Interest Period). Borrower may wholly prepay any Prime Rate Loan that is included in the Revolving Loan at any time and may make a partial prepayment thereon from time to time, without penalty or premium. On the prepayment date, the Borrower shall pay interest on the amount prepaid, accrued to the prepayment date.

          6.5.3 Term Loan Mandatory Prepayments.

     Borrower shall be obligated to prepay the Term Loan A in accordance with Section 15.1 hereof. The Borrower and Tripos Realty, in the case of Term Loan B, shall also be obligated to prepay the Term Loans in full together with accrued and unpaid interest thereon upon any termination of this Agreement or upon any acceleration of the Term Loans. On such prepayment date, the Borrower shall pay interest on the amount prepaid, accrued to the prepayment date.

          6.5.4 Term Loan Voluntary Prepayments.

     Borrower and Tripos Realty, in the case of Term Loan B, shall have the right at any time and from time to time to prepay the Term Loans in whole or in part on any Business Day. Each partial prepayment of any Term Loan shall be in a principal amount equal to $500,000 or any integral multiple thereof and shall be applied to the principal installments of the Term Loan in the inverse order of their maturities. On the prepayment date, Borrower and Tripos Realty shall pay interest on the amount prepaid, accrued to the prepayment date.

    Manner of Payments and Timing of Application of Payments.
                      Payment Requirement.
     Borrower and Tripos Realty, in the case of Term Loan B, shall make each payment on the Loan Obligations to Lender for the account of Lender as required hereunder and under the other Loan Documents at the Lending Office on the date when due, without deduction, set-off or counterclaim. All payments on the Loan Obligations shall be by wire transfer or direct debit to accounts maintained by Borrower at Lender.

              Application of Payments and Proceeds.
All payments received by Lender in immediately available funds at or before 1:00 p.m. (St. Louis time) on a Business Day will be applied to the relevant Loan Obligation on the same day. Such payments received on a day that is not a Business Day or after 1:00 p.m. on a Business Day will be applied to the relevant Loan Obligation on the next Business Day. Except as expressly provided otherwise herein, Lender may apply, and reverse and reapply, payments and proceeds of the Collateral to the Loan Obligations in such order and manner as Lender determines in its absolute discretion absent specific instructions by Borrower. Borrower hereby irrevocably waives the right to direct the application of payments and proceeds of Collateral so long as there is any Existing Default. All payments and prepayments shall be deemed made on Prime Rate Loans that are included in the Revolving Loans, and then to the Eurodollar Loans included in the Revolving Loans; provided, however, that payments received on the last day of any Interest Period shall first be applied to the Eurodollar Loans with an Interest Period ending on such date until such Loans are paid in full, and then to the Prime Rate Loans included in the Revolving Loan. Any payments received pursuant to Section 15.1 with respect to Term Loan A and/or Term Loan B shall be applied in inverse order of Maturity.

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

Procedure for Obtaining Advances and Letters of Credit.
                        Initial Advances.
Lender will fund and make the Term Loans on the Effective Date. Lender will fund and make the initial Revolving Loan Advance on the Effective Date if directed by Borrower in a written direction delivered to Lender. The manner of disbursement shall be subject to Lender's approval.

                  Borrowing Base Certificates.
On the Effective Date and on the 15th day of each month thereafter and upon each request of Lender, Borrower shall deliver (a) an aging of all Accounts, and (b) a Borrowing Base Certificate to Lender in the form of Exhibit 7.2 attached hereto, reflecting the Accounts at the end of the preceding calendar month, together with such supporting information as Lender may require from time to time.

                    Revolving Loan Advances.
                       Borrower Requests.
     Borrower may request a Revolving Loan Advance at any time, but not more often than once each Business Day, by submitting a request therefor to Lender as provided in
     Section 7.9. Every request for a Revolving Loan Advance shall be irrevocable. A request for an Advance received by Lender on a day that is not a Business Day or that is received by Lender after 11:00 a.m. (St. Louis time) on a Business Day shall be treated as having been received by Lender at 11:00 a.m. (St. Louis time) on the next Business Day. All Advances shall be funded to Borrower's account at Lender.

      Lender's Right to Make Other Revolving Loan Advances.
                  Payment of Loan Obligations.
          Lender shall have the right to make Revolving Loan Advances at any time and from time to time to cause timely payment of any of the Loan Obligations or any other amounts required to be paid by Borrower hereunder or under any of the other Loan Documents. Lender may select the Advance Date for any such Revolving Loan Advance, but such Advance Date may only be a Business Day. Lender will use reasonable efforts to give notice to Borrower after any such Revolving Loan Advance is made (but shall have no liability for failing to give such notice). Any such Revolving Loan Advance will be a Prime Rate Advance.

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

                       Letters of Credit.
Borrower may request the issuance of a Letter of Credit by submitting an issuance request to Lender that meets the requirements of Section 7.10 and executing the reimbursement agreement required under Section 11.1 no less than five Business
Days prior to the requested issue date for such Letter of Credit.

                          Disbursement.
Provided that all conditions precedent herein to a requested Advance have been satisfied, Lender will make the amount of such requested Advance available to Borrower on the applicable Advance Date in immediately available funds in Dollars at the Lending Office.

                    Restrictions on Advances.
No Prime Rate Advance will be made unless it is a whole multiple of $1,000.00 and not less than $10,000.00. No Eurodollar Advance will be made unless it is a whole multiple of $50,000.00 and not less than $100,000.00. No more than one Revolving Loan Advance (which may include a portion which is a Eurodollar Loan and a portion which is a Prime Rate Loan) will be made on any one day pursuant to a request for a Revolving Loan Advance although a second Revolving Loan Advance on a given day may be made for a Prime Rate Loan pursuant to a request for a Revolving Loan Advance that was made on a different day than the other request. Advances will only be made for the purposes permitted in Section 14.1.

           Restriction on Number of Eurodollar Loans.
No more than seven (7) Eurodollar Loans may be outstanding at any one time.

               Each Advance Request Certification.
Each submittal of a request for an Advance by a Borrowing Officer shall constitute a certification by Borrower that (i) there is no Existing Default, (ii) all representations and warranties of Borrower in this Agreement and the other Loan Documents are then true, with such exceptions as have been disclosed to Lender in writing by Borrower as addenda to the Disclosure Schedule which are satisfactory to Lender, and will be true on the Advance Date or issuance date, as applicable, as if then made with such exceptions and except that with respect to the representations and warranties made regarding Financial Statements or financial data, such representations and warranties shall be deemed made with respect to the most recent Financial Statements and other financial data delivered by Borrower, (iii) the amount of the requested Revolving Loan Advance will not, when added to the current amount of the aggregate Revolving Loans, exceed the Maximum Available Amount and (iv) all conditions precedent hereunder to the making of the requested Advance shall have been satisfied.

             Requirements for Every Advance Request.
Only a request (which shall be in writing and mailed, personally delivered or telecopied as provided in Section 22.1; or if oral, which shall be confirmed in writing via facsimile on the date of such request) in the form of Exhibit 7.9 from a Borrowing Officer to Lender that specifies the amount of the Advance to be made, the Advance Date for the requested Advance, the portion of the Advance which is requested to be a Eurodollar Advance, the portion of the Advance which is requested to be a Prime Rate Advance, and the Interest Period to be applicable to the Eurodollar Loan that will result from a requested Eurodollar Advance, shall be treated as a request for an Advance. No Advance Date for any requested Advance may be other than a Business Day. A request for a Eurodollar Advance must be given prior to 11:00 a.m., St. Louis time, at least two Business Days prior to the Advance Date for such Eurodollar Advance. A request for a Prime Rate Advance must be given prior to 11:00 a.m., St. Louis time, on the Advance Date for such Prime Rate Advance.

   Requirements for Every Request for Issuance of a Letter of
                             Credit.
Only a written request from a Borrowing Officer to Lender that specifies the amount, the requested issue date and the beneficiary of the requested Letter of Credit and other information necessary for its issuance shall be treated as an issuance request for the purposes hereof.

                     Exoneration of Lender.
Lender shall not incur any liability to Borrower for treating a request that meets the express requirements of Section 7.9 as a request for an Advance or a request for issuance of a Letter of Credit, as applicable, if Lender believes in good faith that the Person making the request is a Borrowing Officer. Lender shall not incur any liability to Borrower for failing to treat any such request as a request for an Advance or a request for issuance of a Letter of Credit, as applicable, if Lender believes in good faith that the Person making the request is not a Borrowing Officer.

      Suspension of Obligation to Make Eurodollar Advances.
If (i) on any date for determining the Eurodollar Rate for any Interest Period, by reason of any changes arising after the Execution Date affecting the London Interbank Market or Lender's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition herein of Eurodollar Rate, or (ii) the making of any Advance which is to be a Eurodollar Advance or the continuance by Lender of any Eurodollar Loan has become unlawful by compliance by Lender in good faith with any Law or any pronouncement of a Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful), then Lender shall promptly give notice to Borrower of such determination. Until Lender notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, (a) the obligation of Lender to fund Eurodollar Advances shall be suspended, (b) each outstanding Eurodollar Loan shall be automatically converted into a Prime Rate Loan, on the earlier of the last day of the Interest Period for such Eurodollar Loan or the last date permitted by applicable Law, and (c) all Revolving Loan Advances shall be Prime Rate Advances. Notwithstanding anything to the contrary contained herein, if any part of a Eurodollar Loan is converted to a Prime Rate Loan pursuant to this Section 7.12, the per annum interest rate applicable thereto from and after the effective date of such conversion shall be the Prime Rate (but otherwise calculated as provided in Section 4).

Security and Guaranties.
Lender may, either before or after an Event of Default, exchange, waive or release the Security Interests in any of the Collateral, or in Lender's absolute discretion permit Borrower to substitute any real or personal property for any of the Collateral, without affecting the Loan Obligations or Lender's right to take any other action with respect to any other Collateral. Upon indefeasible payment in full in cash of the Loan Obligations and the termination of the Commitments, Lender shall, upon the request of Borrower, and at Borrower's sole cost and expense, provide documentation satisfactory to Borrower that Lender has released all mortgages, security agreements, UCC financing statements, collateral assignments, pledge agreements, and guaranties.

To secure the payment and performance of the Loan Obligations, Borrower shall on the Execution Date execute and deliver, or cause to be executed and delivered, to Lender the following documents from time to time, each satisfactory to Lender:

                         Deed of Trust.
A Deed of Trust and Security Agreement and Assignment of Rents on the Mortgaged Property executed and delivered to Lender by Tripos Realty ("Deed of Trust"), satisfactory to Lender and if any tenants have possession of a material portion of the Mortgaged Property, Borrower shall also deliver or cause to be delivered to Lender a nondisturbance, attornment, and subordination agreement or an estoppel certificate, as elected by Lender in its discretion, executed by such tenant and acceptable to Lender.

                      Security Agreements.
Except as otherwise expressly agreed herein or in the Security Documents, security agreements from Borrower and Tripos Realty satisfactory to Lender and granting to Lender a Security Interest under the UCC in all of the Goods, Equipment, Accounts, Inventory, Instruments, Documents, Chattel Paper, General Intangibles, and Fixtures and all other assets of Borrower and Tripos Realty located in the United States, whether now owned or hereafter acquired, and all proceeds thereof, subject only to Permitted Security Interests.

       Collateral Assignments; Grant of Security Interest. Collateral assignments of promissory notes executed by any Covered Person and payable to the order of Borrower and a grant of Security Interest in Borrower's trademarks patents and copyrights, all pursuant to documents satisfactory to Lender, each subject to no other Security Interests except Permitted Security Interests.

                       Pledge Agreements.
Stock pledge and membership pledge agreements executed by Borrower pledging 100% of the membership interests in Tripos Realty, 65% of its stock interests in Tripos UK Holdings Limited, and 65% of its ownership interests in Tripos SARL and Tripos GmbH; and a stock pledge agreement executed by Tripos UK Holdings Limited pledging 65% of its stock in Tripos UK Limited and Tripos Receptor Research Limited.

                           Guaranties.
The unconditional guaranty of the Loan Obligations (other than with respect to Term Loan B, on which Guarantor is a direct obligor) by Tripos Realty (the "Guarantor"), pursuant to a guaranty in the form of Exhibit 8.5 attached hereto (the "Guaranty").

Power of Attorney.
Borrower hereby authorizes Lender and irrevocably appoints Lender (acting by any of its officers) as agent and attorney-in-fact for Borrower and Guarantor (which appointment is coupled with an interest and is therefore irrevocable) to do any of the following until all of the Loan Obligations are fully and irrevocably paid and satisfied in full in cash, and the Commitments are terminated: (a) while there is an Existing Default (i) demand payment of any Account, (ii) enforce payment of any Account by legal proceedings or otherwise, and endorse Borrower's (or Guarantor's) name upon any items of payment and apply the proceeds thereof to the Loan Obligations as provided herein,
(iii) exercise all or any of Borrower's (or Guarantor's) rights and remedies in proceedings brought to collect any Account,
(iv) sell or assign any Account upon such terms, for such amount and at such time or times as Lender deems advisable; (v) settle, adjust, compromise, extend, or renew any account, (vi) discharge and release any Account, (vii) prepare, file and sign Borrower's (or Guarantor's) name on any proof of claim in bankruptcy or other similar documents against an Account Debtor; (viii) notify the postal authorities of any change of the address for delivery of Borrower's (or Guarantor's) mail to any address designated by Lender, and open and process all mail addressed to any Covered Person (provided Lender uses reasonable efforts to deliver copies of all such mail to the Covered Person to which such mail was addressed (but Lender shall have no liability for failure to deliver such copies); (ix) endorse Borrower's (or Guarantor's) name on any verification of accounts and notices thereof to Account Debtors, and endorse Borrower's (or Guarantor's) name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to expenses of any of the foregoing, and (x) do anything that Lender deems necessary in its reasonable discretion to assure that the Loan Obligations are fully paid in cash; and (b) at any time until all of the Loan Obligations are fully and irrevocably paid and satisfied in full in cash, and the Commitments are terminated, execute in Borrower's (or Guarantor's) name and on Borrower's (or Guarantor's) behalf any financing statement or amendment thereto deemed necessary or appropriate by Lender to assure the perfection or continued perfection of Lender's Security Interests in the Collateral. The foregoing power of attorney and authorization shall be deemed automatically revoked upon the irrevocable payment in full in cash of all of the Loan Obligations, and the termination of the Commitments.

Conditions of Lending.
          Conditions to Term Loans and Initial Advance.
Lender will have no obligation to fund the Term Loans or the initial Revolving Loan Advance or any subsequent Revolving Loan
Advance unless:

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

                      Financial Condition.
     Lender shall have determined to its satisfaction that the financial statements of Borrower for the period ended December 31, 1998 as furnished to Lender, and other information furnished to Lender by Borrower (i) for the periods ended on or before the Effective Date, fairly and accurately reflect the business and financial condition of Borrower, its cash flows and the results of its operations for such periods, and (ii) for the periods that will end after the Effective Date, reasonably forecast the business and financial condition of Borrower, its cash flows, and the results of its operations for such periods.

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

                    Material Adverse Change.
     Since December 31, 1998, with respect to each Covered
     Person, there shall not have been any change which has or is reasonably likely to have a Material Adverse Effect.

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

Conditions to Issuance of Letters of Credit.
No Letter of Credit will be issued unless at the time of such issuance:

                    Reimbursement Agreement.
Borrower has executed and delivered to Lender a reimbursement agreement satisfactory to Lender under which Borrower undertakes to reimburse to Lender on demand the amount of each draw on such Letter of Credit, together with interest from the date of the draw at the rate set forth in Section 4.1.

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

                       Material Licenses.
All Material Licenses have been obtained for each Covered Person.

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

              Hazardous Materials on Real Property.
     No Covered Person, nor to Borrower's knowledge, any other Person, has at any time transported, stored, disposed of, generated or released any Hazardous Material on the surface, below the surface, or within the boundaries of the real property owned or operated by such Covered Person or any improvements thereon. Borrower has no knowledge of any Hazardous Material on the surface, below the surface, or within the boundaries of the real property owned or operated by such Covered Person or any improvements thereon, other than the Hazardous Materials described in the studies performed by Environmental Operations, Inc., dated July 16, 1997 and October 14, 1997, as updated, reaffirmed and re-certified in favor of Lender as of April 20, 1999, and delivered to Lender. No property of such Covered Person is subject to a Security Interest in favor of any Governmental Authority for any liability under any Environmental Law or damages arising from or costs incurred by such Governmental Authority in response to a spill or release of Hazardous Material into the environment.

                          Other Names.
Neither Borrower nor Tripos Realty has used any name other than the full name which identifies it in this Agreement, except that Borrower has previously used, but does not currently and will not in the future use, the name Tripos Associates, Inc., and Borrower is qualified to do business in California in the name California Tripos, Inc. The only trade name or trade style under which a Covered Person sells Inventory or creates Accounts or to which instruments in payment of Accounts are made payable, is the name which identifies such Covered Person in this Agreement.

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

                            Solvency.
Borrower is solvent prior to and after giving effect to the making of the Term Loans and the initial Revolving Loan Advance on the Effective Date.

                          Encumbrances.
None of the real property purported to be owned by a Covered
Person and located in the United States is subject to any Encumbrances other than Encumbrances existing on March 8, 1999 and previously disclosed to Lender.

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

                          Indebtedness.
No Covered Person has any Indebtedness except Permitted
Indebtedness (as specified in Section 15.3 hereof).

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

             Tax Liabilities; Governmental Charges.
Each Covered Person has filed or caused to be filed all tax reports and returns required to be filed by it with any Governmental Authority, except where extensions have been properly obtained. Each Covered Person has paid or made adequate provision for payment of all Taxes of such Covered Person, except Taxes which are being diligently contested in good faith by appropriate proceedings and as to which such Covered Person has established adequate reserves in conformity with GAAP. No Security Interest for any such Taxes has been filed and no claims are being asserted with respect to any such Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person. [Borrower was audited in 1998 by the IRS with respect to its 1996 and 1997 federal income taxes, and no material adjustments in taxes were made as a result of such audit; the IRS has not notified any Covered Person that it intends to perform any other audit.]
There are no material unresolved issues or other matters concerning any liability of a Covered Person for any Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person.

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

                          Distributions
No Distribution has been declared, paid or made upon or in respect of any capital stock or other securities of Borrower on and after the Execution Date, except as expressly permitted hereby.

        Chief Place of Business; Locations of Collateral.
As of the Execution Date:

                     Chief Place of Business
     the only chief executive office and the principal places of business of Borrower are located at the places listed and so identified in item 12.27.1 of the Disclosure Schedule;

          Location of Books, Records and Chattel Paper the books and records of Borrower, and all of the Borrower's chattel paper and all records of Accounts, are located only at the places listed and so identified in item 12.27.2 of the Disclosure Schedule; and

                 Location of Tangible Collateral
     all of the tangible Collateral (except for Inventory which is in transit and the Real Property Collateral) is located only at the places listed and so identified in item 12.27.3 of the Disclosure Schedule.

             State of Collateral and Other Property
Each Covered Person has good and marketable or merchantable title to all real and personal property purported to be owned by it or reflected in the Financial Statements, except for personal property sold in the ordinary course of business after the date of the Financial Statements. There are no Security Interests on any of the property purported to be owned by any Covered Person, including the Collateral, except Permitted Security Interests. Each tangible item of Personal Property Collateral purported to be owned by a Covered Person is in good operating condition and repair and is suitable for the use to which it is customarily put by its owner. Without limiting the generality of the foregoing:

                            Accounts
     With respect to each Account of each Covered Person: (i) the Account is assignable, (ii) the Account arose in the ordinary course of such Covered Person's business, (iii) the services furnished and/or goods sold giving rise to the Account are not subject to any Security Interest except the first priority, perfected Security Interest granted to Lender and except the Permitted Security Interests, and (iv) there are no proceedings or actions which are threatened or pending against the Account Debtor with respect to the Account (other than proceedings or actions initiated by a Covered Person in the ordinary course of business).

                            Inventory
     With respect to Inventory of each Covered Person: (i) such Inventory (except for Inventory in transit) is located at one or another of the premises listed in item 12.28.2 of the Disclosure Schedule, (ii) such Covered Person has good and merchantable title to such Inventory subject to no Security Interest whatsoever except for the first priority, perfected Security Interest granted to Lender and except for Permitted Security Interests, and (iii) such Inventory is of good and merchantable quality, free from any material defects.

                            Equipment
     With respect to the equipment of each Covered Person: (i) such Covered Person has good and marketable title thereto,
     (ii) none of such equipment is subject to any Security Interests except for the first priority Security Interest granted to Lender pursuant hereto and except for Permitted Security Interests, and (iii) all such equipment is in good operating condition and repair, ordinary wear and tear alone excepted, and is suitable for the uses to which customarily put in the conduct of Borrower's business.

                      Intellectual Property
     (i) Item 12.28.4 of the Disclosure Schedule contains a complete and correct list of all of each Covered Person's Intellectual Property, (ii) such Covered Person owns all right, title and interest in, under and to such Intellectual Property, subject to no licenses or any other contractual interests therein or other agreements relating thereto, except for the applicable Collateral Assignment and except for licenses and other agreements entered into in the ordinary course of Borrower's business; (iii) no Intellectual Property or grant of license by or to a Covered Person is subject to any pending or, to Borrower's knowledge, threatened challenge; (iv) to Borrower's knowledge, no Covered Person has committed any patent, trademark, trade name, service mark or copyright infringement, and the present conduct of each Covered Person's business does not infringe any patents, trademarks, trade name rights, service marks, copyrights, publication rights, trade secrets or other proprietary rights of any Person; and (v) there are no claims or demands of any Person pertaining to, or any proceedings which are pending or, to Borrower's knowledge, threatened, which challenge any Covered Person's rights in respect of any proprietary or confidential information or trade secrets used in the conduct of a Covered Person's business. Item 12.28.4A of the Disclosure Schedule contains a complete list of Intellectual Property of Borrower which in the aggregate was principally responsible for Borrower's gross revenues for fiscal year 1998.

            Documents, Instruments and Chattel Paper
     All documents, instruments and chattel paper describing, evidencing or constituting Collateral, and all signatures and endorsements thereon, are complete, valid, and genuine, and all goods evidenced by such documents, instruments and chattel paper are owned by Borrower free and clear of all Security Interests other than Permitted Security Interests.

                        Negative Pledges
No Covered Person is a party to or bound by any Contract, other than the Loan Documents, which prohibits the creation or existence of any Security Interest upon or assignment or conveyance of any of the Collateral.

                          Margin Stock
No Covered Person is engaged and no Covered Person will engage, principally or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U), and no part of the proceeds of any Advance will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock or for any purpose which violates, or which would be inconsistent with, the provisions of Regulation U or Regulation G.

                       Securities Matters
No proceeds of any Advance will be used to acquire any security in any transaction which is subject to Sections 13 and 14 of the Securities Exchange Act of 1934.

                     Investment Company Act
No Covered Person is an investment company registered or required to be registered under the Investment Company Act of 1940, or a company controlled (within the meaning of such Investment Company
Act) by such an investment company or an affiliated person of, or promoter or principal underwriter for, an investment company, as such terms are defined in the Investment Company Act of 1940. No Covered Person is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act or any other Law limiting or regulating its ability to incur Indebtedness for money borrowed.

             No Material Misstatements or Omissions
Neither the Loan Documents, any of the Financial Statements nor any statement, list, certificate or other information furnished or to be furnished by any Covered Person to Lender in connection with the Loan Documents or any of the transactions contemplated thereby contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements therein not misleading. Each Covered Person has disclosed to Lender everything known to a Responsible Officer regarding the business, operations, property, financial condition, or business prospects of itself and every Covered Person that has or is reasonably likely to have a Material Adverse Effect on any Covered Person.

                      Year 2000 Compliance
Borrower has reviewed the areas within the business and operations of each Covered Person which could be adversely affected by, and has developed or is developing a program to address, the Year 2000 Problem by September 30, 1999 and has made related appropriate inquiry of material suppliers, customers, vendors and commercial counterparties. Based on such review and program, Borrower believes that no Covered Person will have a Year 2000 Problem that will have a Material Adverse Effect on any Covered Person. From time to time, at the request of Lender, Borrower shall provide Lender such updated information or documentation as is requested regarding the status of each Covered Person's efforts to address the Year 2000 Problem. As used herein "Year 2000 Problem" means the risk that any or all software, embedded microchips and/or other computer and/or processing capabilities utilized by such Covered Person, and/or included in any software, products, goods and/or services sold and/or leased by such Covered Person (the "Computer Applications"), may be unable to correctly and properly recognize, interpret, process, calculate, compare, sequence and manipulate data and date sensitive functions from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, and to the extent that other information technology, used in combination with the Computer Applications, it may be unable to properly exchange date/time data with it. To the best of Borrower's knowledge after due inquiry, no software, products, goods or components designed, distributed and/or sold by a Covered Person contain a Year 2000 Problem.

Survival
All representations and warranties, covenants and agreements, contained herein, in any other Loan Document, or in any certificate delivered by any Covered Person pursuant hereto or thereto, as the same may be updated, modified or amended from time to time upon a Covered Person's written request to Lender of such update, modification or amendment and upon Lender's written approval of the same shall survive execution of each of the Loan Documents and the making of every Advance, and may be relied upon by Lender as being true and correct as of the date when made or deemed made or reaffirmed until all of the Loan Obligations are fully and indefeasibly paid in full in cash.

Affirmative Covenants
Borrower covenants and agrees that, while any of the Commitments remains in effect, or while any Letters of Credit are outstanding, and until all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall do, and cause each Covered Person to do, each of the following:

                         Use of Proceeds
Subject to the terms and conditions hereof, the proceeds of (a) the Revolving Loan Advances shall be used for Capital Expenditures, as well as for general corporate and working capital purposes, (b) Term Loan A shall be used for Capital Expenditures of Tripos Receptor Research Limited and to refinance the existing indebtedness of Borrower to NationsBank, and (c) Term Loan B shall be used to refinance the existing indebtedness of Tripos Realty secured by the Mortgaged Property.

                       Corporate Existence
Each Covered Person shall maintain its existence in good standing and shall maintain in good standing its right to transact business in those states or countries in which it is now or hereafter doing business, except where the failure to so qualify will not have and will not be reasonably likely to have a Material Adverse Effect. Each Covered Person shall obtain and maintain all Material Licenses for such Covered Person.

               Maintenance of Property and Leases
Each Covered Person shall maintain in good condition and working order, and repair (ordinary wear and tear excepted) and replace as required, all buildings, equipment, machinery, fixtures and other real and personal property whose useful economic life to such Covered Person has not elapsed and which is reasonably necessary for the ordinary conduct of the business of such Covered Person. Each Covered Person shall maintain in good standing and free of material defaults all of its leases of buildings, equipment, machinery, fixtures and other real and personal property whose useful economic life to such Covered Person has not elapsed and which is necessary for the ordinary conduct of the business of such Covered Person.

                            Inventory
Each Covered Person shall keep its Inventory in good and merchantable condition at its own expense and shall hold such Inventory for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of such Covered Person's business, on terms which are customary for the industry in which such Covered Person operates. All such Inventory shall be produced in accordance with the Federal Fair Labor Standards Act of 1938 and all rules, regulations, and orders thereunder.

                            Insurance
Each Covered Person shall at all times keep insured or cause to be kept insured, in insurance companies having a rating of at least "A" by Best's Rating Service, all property owned by it of a character usually insured by others carrying on businesses similar to that of such Covered Person in such manner and to such extent and covering such risks as such properties are usually insured. Each Covered Person shall carry business interruption insurance at such levels as are acceptable to Lender. Each Covered Person shall at all times carry insurance, in insurance companies having a rating of at least "A" by Best's Rating Service, against liability on account of damage to persons or property (including product liability insurance and insurance required under all Laws pertaining to workers' compensation) and covering all other liabilities common to such Covered Person's business, in such manner and to such extent as such coverage is usually carried by others conducting businesses similar to that of such Covered Person. All policies of liability insurance maintained hereunder shall name Lender as an additional insured; all fire and casualty policies of insurance maintained by Borrower hereunder shall reflect Lender's interest therein as mortgagee under a standard New York or Union mortgagee clause.
If an Event of Default has occurred, Lender is authorized, but not obligated, as the attorney-in-fact for Borrower, (i) to adjust and compromise proceeds payable under such policies of insurance, (ii) to collect, receive and give receipts for such proceeds in the name of Borrower and Lender, and (iii) to endorse Borrower's name upon any instrument in payment thereof. Such power granted to Lender shall be deemed coupled with an interest and shall be irrevocable. All policies of insurance maintained hereunder shall contain a clause providing that such policies may not be canceled, reduced in coverage or otherwise modified without 30 days prior written notice to Lender. Borrower shall upon request of Lender at any time furnish to Lender updated evidence of insurance (in the form required as a condition to Lender's lending hereunder) for such insurance.

             Payment of Taxes and Other Obligations
Each Covered Person shall promptly pay and discharge or cause to be paid and discharged, as and when due, any and all income taxes, federal or otherwise, lawfully assessed and imposed upon any of the Collateral or its other property, and any and all lawful taxes, rates, levies, and assessments whatsoever upon its properties and every part thereof, or upon the income or profits therefrom and all claims of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons for labor, materials, supplies, storage or other items or services which if unpaid might be or become a Security Interest or charge upon any of the Collateral or its other property; provided, however, that a Covered Person may diligently contest in good faith by appropriate proceedings the validity of any such taxes, rates, levies, or assessments, provided such Covered Person has established adequate reserves therefor in conformity with GAAP on the books of such Covered Person, and no Security Interest, other than a Permitted Security Interest, results from such non-payment.

                      Compliance With Laws
Each Covered Person shall comply with all Material Laws.

          Discovery and Clean-Up of Hazardous Material
Upon any Responsible Officer of any Covered Person receiving notice or becoming aware of any violation of Environmental Laws or any similar notice described in Section 14.10.2, or upon any Covered Person otherwise discovering Hazardous Material on any property owned or leased by such Borrower which is in violation of, or which would result in liability under, any Environmental Law, Borrower shall: (i) promptly take such acts as may be necessary to prevent danger or harm to the property or any person therein as a result of such Hazardous Material; and (ii) take all necessary steps to initiate and expeditiously complete all removal, remedial, response, corrective and other action to eliminate any such environmental problems, and keep Lender informed of such actions and the results thereof.

               Termination of Pension Benefit Plan
No Covered Person or ERISA Affiliate of any Covered Person shall terminate or amend any Pension Benefit Plan maintained by such Covered Person or such ERISA Affiliate if such termination or amendment would result in any liability to such Covered Person or such ERISA Affiliate under ERISA, which could reasonably be likely to have a Material Adverse Effect, or any increase in current liability for the plan year for which such Covered Person or such ERISA Affiliate is required to provide security to such Pension Benefit Plan under the Code, which could reasonably be likely to have a Material Adverse Effect.

               Notice to Lender of Material Events
Borrower shall, promptly upon any Responsible Officer of Borrower or Tripos Receptor Research Limited obtaining knowledge or notice thereof, give notice to Lender of (i) any breach of any of the covenants in Section 14, 15, or 16; (ii) any Default or Event of Default; (iii) the commencement of any Material Proceeding; and
(iv) any loss of or damage to any assets of a Covered Person or the commencement of any proceeding for the condemnation or other taking of any of the assets of a Covered Person, or if such loss, damage or proceeding has or is reasonably likely to have a Material Adverse Effect on such Covered Person. In addition,

                       Material Proceeding
     Borrower shall furnish to Lender from time to time all information which Lender requests with respect to the status of any Material Proceeding.

                    Violation of Material law
     Borrower shall promptly inform Lender of its receipt of, and deliver to Lender a copy of, any (i) notice that any violation of any Material Law may have been committed or is about to be committed by any Covered Person, or (ii) notice that any administrative or judicial complaint or order has been filed or is about to be filed against any Covered Person alleging violations of any Material Law.

                             Default
     Borrower shall promptly deliver to Lender notice of any default or event of default, or the occurrence of any event which would with the passage of time, giving of notice or otherwise, constitute a default or event of default with respect to any of the Permitted Indebtedness and which could reasonably be expected to result in a Material Adverse Effect.

                Indebtedness of a Covered Person
     Borrower shall promptly deliver notice to Lender of the assertion by the holder of any Indebtedness of a Covered Person in the outstanding principal amount in excess of $100,000 that a material default exists with respect thereto or that such Covered Person is not in material compliance with the terms thereof, or of the threat or commencement by such holder of any enforcement action because of such asserted default or noncompliance.

                     Material Labor Dispute
     Borrower shall, promptly after any Responsible Officer of Borrower becoming aware thereof, deliver notice to Lender of any pending or threatened strike, work stoppage, unfair labor practice claim or other material labor dispute affecting a Covered Person, which could reasonably be likely to have a Material Adverse Effect.

                           Name Change
     Borrower shall promptly deliver notice to Lender of any change in the name, state of incorporation, or form of organization of any Covered Person, or the trade names or styles under which a Covered Person will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, at least 30 days prior to such change.

                     Material Adverse Effect
     Borrower shall, promptly after any Responsible Officer of Borrower becoming aware thereof, deliver notice to Lender of any event that has or is reasonably likely to have a Material Adverse Effect with respect to any Covered Person, and Borrower shall provide such additional information to Lender regarding any such event as Lender may reasonably request from time to time.

                        Borrowing Officer
Borrower shall keep on file with Lender at all times an appropriate instrument naming each Borrowing Officer.

     Maintenance of Security Interests of Security Documents
        Preservation and Perfection of Security Interests Borrower or any other Covered Person executing a Security Document shall promptly, upon the reasonable request of Lender and at Borrower's expense, execute, acknowledge and deliver, or cause the execution, acknowledgment and delivery of, and thereafter file or record in the appropriate governmental office, any document or instrument supplementing or confirming the Security Documents or otherwise deemed necessary by Lender to create, preserve or perfect any Security Interest purported to be created by the Security Documents or to fully consummate the transactions contemplated by the Loan Documents. The foregoing actions requested by Lender from Borrower or such other Covered Person shall include (i) filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to Lender; (ii) delivering to Lender the originals of all instruments, documents and chattel paper, and all other Collateral of which Lender determines it should have physical possession in order to perfect and protect Lender's Security Interest, duly endorsed or assigned to Lender without restriction; (iii) delivering to Lender warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued; (iv) placing a durable notice of the existence of Lender's Security Interest, acceptable to Lender, upon such items of the Collateral as are designated by Lender; and (v) placing a notice of the existence of Lender's Security Interest, acceptable to Lender, upon the books and records of Borrower pertaining to the Collateral, as designated by Lender.

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

           Compliance With Terms of Security Documents
     Borrower shall comply with, and shall cause each Covered
     Person to comply with, all of the terms, conditions and covenants in the Security Documents to which Borrower or such Covered Person is a party.

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

                      Financial Statements
Borrower shall deliver to Lender:

                   Annual Financial Statements
     Within 120 days after the close of each fiscal year of Borrower, year-end consolidated and consolidating financial statements prepared in accordance with GAAP, containing a balance sheet, income statement, statement of cash flows and (in the case of the consolidated financial statements) an audit report without qualification by a "big six" independent certified public accounting firm selected by Borrower and satisfactory to Lender, and accompanied by a management letter and report on internal controls delivered by such independent certified public accounting firm in connection with their audit.

                 Quarterly Financial Statements
     Within 45 days after the end of each fiscal quarter of Borrower (including each fiscal quarter ended December 31), unaudited consolidated and consolidating financial statements of Borrower prepared in accordance with GAAP for each of the months not covered by the latest year-end financial statements, in each case containing a balance sheet, income statement, and statement of cash flows and accompanied by (a) a Compliance Certificate of the Chief Financial Officer of Borrower or other Responsible Officer, and (b) in the case of the consolidated financial statements, a statement comparing the current statements delivered pursuant to this Section with the statements for the equivalent months and equivalent elapsed periods during the prior fiscal year of Borrower.

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

                   Other Financial Information
Borrower shall also deliver the following to Lender, as specified below:

 Other Reports or Information Concerning Accounts, or Inventory
     Promptly and only upon the reasonable request of Lender, such other reports and information, in form and detail reasonably satisfactory to Lender, and documents, concerning Accounts or Inventory including, to the extent reasonably requested by Lender, copies of all invoices, bills of lading, shipping receipts, purchase orders, and warehouse receipts.

                   Stockholder and SEC Reports
     Copies of any (i) proxy statements, financial statements and reports which Borrower makes available to its stockholders, and (ii) reports, registration statements and prospectuses filed by Borrower with any securities exchange or the Securities and Exchange Commission or any Governmental Authority succeeding to any of its functions within 15 days of the date of filing.

                  Pension Benefit Plan Reports
     Promptly and upon the reasonable request of Lender at any time or from time to time, a copy of each annual report or other filing or notice filed with respect to each Pension Benefit Plan of a Covered Person or an ERISA Affiliate of a Covered Person.

                           Tax Returns
     A copy of each federal, state, or local tax return or report filed by any Covered Person as Lender may reasonably request from time to time.

                       Review of Accounts
Not less often than annually, and promptly at Lender's request if there is an Existing Default, Borrower shall conduct a review of its Accounts, bad debt reserves, and collection histories of Account Debtors and promptly following such review provide Lender with a report of such review in form and detail satisfactory to Lender.

                            Inventory
Not less often than annually, and promptly at Lender's request if there is an Existing Default, Borrower shall conduct a physical count of its Inventory and promptly following the completion of such count provide Lender with a report thereof in form and detail satisfactory to Lender, including the value of such Inventory.

                       Annual Projections
Prior to the first day of each fiscal year of Borrower, projected balance sheets, statements of income and expense, and statements of cash flows for Borrower as of the end of, and for each quarter of, such fiscal year.

                        Other Information
Upon the request of Lender, Borrower shall promptly deliver to Lender such other information about the business, operations, revenues, financial condition, property, or business prospects of any Covered Person as Lender may, from time to time, reasonably request.

                         Exams by Lender
Lender or Persons authorized by and acting on behalf of Lender may at any time during normal business hours (but not more often than once during any twelve month period so long as there is no Existing Default) examine the books and records and inspect any of the property of each Covered Person from time to time upon reasonable notice (except that during an Existing Default, no prior notice shall be required) to such Covered Person, and in the course thereof may make copies or abstracts of such books and records and discuss the affairs, finances and books and records of such Covered Person with its accountants, officers and employees. Each Covered Person shall cooperate with Lender and such Persons in the conduct of such exams and shall deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for such Covered Person. Borrower shall reimburse Lender for all reasonable costs and expenses actually incurred by it in conducting each exam.

    Verification of Accounts, and Notices to Account Debtors Lender shall have the right at any time there is an Existing Default to verify the validity and amount of any Account, and any other matter relating to an Account by communicating in writing or orally directly with the Account Debtor or any Person who represents or Lender believes represents the Account Debtor.

                 Access to Officers and Auditors
Each Covered Person shall permit Lender and Persons authorized by Lender to discuss the business, operations, revenues, financial condition, property, or business prospects of such Covered Person with its officers, employees, accountants and independent auditors as often as Lender may reasonably request in its discretion and Lender shall have a bona fide reason for such request, and such Covered Person shall direct such officers, employees, accountants and independent auditors to cooperate with Lender and make full disclosure to Lender of those matters that they may deem relevant to the continuing ability of Borrower timely to pay and perform the Loan Obligations except as provided in this Agreement. Lender agrees that it will not disclose to third Persons any information that it obtains about any Covered Person or its operations or finances. Lender may, however, disclose such information to all of its officers, attorneys, auditors, accountants, bank examiners, agents and representatives who have a need to know such information in connection with the administration, interpretation or enforcement of the Loan Documents or the lending and collection activity contemplated therein or to the extent required by Law or a Governmental Authority. Lender shall advise such Persons that such information is to be treated as confidential and Lender is contractually obligated to keep such information confidential. Lender may also disclose such information in any documents that it files in any legal proceeding to pursue, enforce or preserve its rights under the Loan Documents to the extent that Lender's counsel advises it that such disclosure is reasonably necessary. Lender's non-disclosure obligation shall not apply to any information that (i) is disclosed to Lender by a third Person not affiliated with or employed by Borrower who does not have a duty of non-disclosure, or (ii) becomes publicly known other than as a result of disclosure by Lender.

                    Intercompany Indebtedness
Any Indebtedness owing from Borrower to any other Covered Person from time to time, shall, at all times during which the Commitments shall be outstanding or any Loan Obligations shall be owing to Lender, be unsecured and subordinated to the indefeasible prior repayment in full in cash of all of the Loan
Obligations.

                      Year 2000 Compliance
Borrower has developed a plan to address the Year 2000 Problem (as defined in Section 12.34.1) for all Covered Persons and will have fully implemented such plan by September 30, 1999 in all material respects. Borrower is using commercially reasonable efforts to review the areas within each Covered Person's business and operations which could be adversely affected by the Year 2000 Problem and has made related appropriate inquiry of material suppliers, customers, vendors and other commercial counterparties. Borrower will promptly notify Lender in the event Borrower determines that any Computer Application that is material to the operations of any Covered Person or any of their material vendors, customers, suppliers or other commercial counterparties will result in a Material Adverse Effect as a result of the Year 2000 Problem.

                       Further Assurances
Borrower and each other Covered Person shall execute and deliver, or cause to be executed and delivered, to Lender such documents and agreements, and shall take or cause to be taken such actions, as Lender may from time to time reasonably request to carry out the terms and conditions of this Agreement and the other Loan Documents. During the continuance of an Existing Default and at any time thereafter, Borrower covenants and agrees that the Lender may, in its sole and absolute discretion, proceed directly against Borrower, or any other Person liable for the payment or performance of the Loan Obligations, or any or all of Borrower's property, or any combination of the foregoing, in one or more claims, actions or proceedings, whether or not any such claims, actions or proceedings are instituted simultaneously or at different times.

Negative Covenants
Borrower covenants and agrees that, while any of the Commitments remain in effect and until all Letters of Credit have expired and all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall not, directly or indirectly, do any of the following, or permit any other Covered Person to do any of the following, without the prior written consent of Lender:

                        Sale of Interests
Sell or otherwise dispose of Borrower's interest in any Subsidiary or Affiliate, provided, however, that Borrower may sell or otherwise dispose of its interests in Arena Pharmaceuticals, Inc. and Phase-I Molecular Toxicology, Inc. for consideration deemed fair and reasonable by the board of directors of Borrower, provided further that fifty percent (50%) of the proceeds of any such sale or disposition shall be applied to Term Loan A in inverse order of Maturity and the remaining fifty percent (50%) shall be applied to the Revolving Loans or used by Borrower for Capital Expenditures. Notwithstanding anything set forth herein to the contrary, during a Default or an Existing Default, one hundred percent (100%) of the proceeds of any such sale or disposition shall be applied to Term Loan A in inverse order of Maturity.

                           Investments
Make any Investments in any other Person except the following:

        United States or Qualified Financial Institution Investments in (i) interest-bearing United States government obligations; (ii) certificates of deposit issued by Lender;
     (iii) prime commercial paper rated A-1 or better by Standard and Poor's Corporation or Prime P1 or better by Moody's Investor Service, Inc.; (iv) agreements involving the sale to Borrower of United States government securities and their guarantied repurchase the next Business Day by a Qualified Financial Institution; (v) certificates of deposit issued by and time deposits with any Qualified Financial Institution; or (vi) money market mutual funds.

                   Existing on Execution Date
     Investments existing on the Execution Date and disclosed in
     Section 12.19 of the Disclosure Schedule.

              Notes Collaterally Assigned to Lender
     Loans from Borrower to Tripos Receptor Research Limited which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3, and loans from Borrower to Tripos UK Limited, Tripos SARL and Tripos GmbH which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3 in an aggregate amount outstanding which does not exceed $450,000 at any time, the existing loan from Borrower to Tripos UK Holdings Limited which is evidenced by that certain promissory note dated as of November 11, 1997 in the original principal amount of $950,000 which has been collaterally assigned to Lender pursuant to Section 8.3, and the existing loan from Borrower to Arena Pharmaceuticals, Inc. which is evidenced by that certain promissory note dated as of June 30, 1997 in the original principal amount of $755,000.

                      Customary Trade Terms
     Accounts arising in the ordinary course of business and payable in accordance with Borrower's customary trade terms.

                          Indebtedness.
Create, incur, assume, or allow to exist any Indebtedness as to any Covered Person of any kind or description, except the following:

             Incurred in Ordinary Course of Business
     Indebtedness to trade creditors incurred in the ordinary course of business, to the extent that it does not remain unpaid for a period greater than sixty (60) days from the date due, except for Indebtedness to trade creditors subject to a bona fide dispute (the amount of which is reflected on the Financial Statements).

                      The Loan Obligations
                       Security Interests
     Indebtedness secured by purchase money Security Interests permitted by Section 15.4.

                         Capital Leases
     Indebtedness represented by Capital Leases to the extent permitted hereunder.

                        Operating Leases
     Indebtedness represented by operating leases to the extent permitted hereunder, provided that any Security Interest granted to the lessor under any such operating leases do not extend to property of any Covered Persons other than the property subject to such operating leases.

                    Pursuant to Open Account
     Indebtedness of any Covered Person to Borrower incurred in the ordinary course of such Covered Person's business, as presently conducted, pursuant to an "open account" arrangement, or as permitted by Section 15.2.3.

                     Existing and Disclosed
     Other Indebtedness existing on the date hereof and disclosed in the Disclosure Schedule.

                       Security Interests.
Create, incur, assume or allow to exist any Security Interest upon all or any part of its property, real or personal, now owned or hereafter acquired, except the following:

                     In Accordance With GAAP
     Security Interests for taxes, assessments or governmental charges not delinquent or being diligently contested in good faith and by appropriate proceedings and for which adequate book reserves in accordance with GAAP are maintained.

                   Arising Out Of Legislation
     Security Interests arising out of deposits in connection with workers' compensation insurance, unemployment insurance, old age pensions, or other social security or retirement benefits legislation.

                        Security Deposits
     Deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds, and other obligations of like nature arising in the ordinary course of business.

                Security Interests Imposed By Law
     Security Interests imposed by any Law, such as mechanics', workmen's, materialmen's, landlords', carriers', or other like Security Interests arising in the ordinary course of business which secure payment of obligations which are not past due or which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP are maintained on Borrower's books.

                        Securing Payment
     Purchase money Security Interests securing payment of the purchase price of capital assets acquired by such Covered Person after the Execution Date so long as the amount of the Indebtedness to be secured thereby does not exceed $500,000 in the aggregate at any time.

                    Securing Operating Leases
     Security Interests securing obligations under operating leases so long as the Security Interest does not extend to property of any Covered Persons other than the property subject to such operating leases.

                      Securing Indebtedness
     Purchase money Security Interests securing Indebtedness described in Section 15.3.1 so long as the amount of Indebtedness secured thereby does not exceed $250,000 in the aggregate at any time.

                   Disclosed in Section 12.28
     Security Interests existing on the Execution Date that are disclosed in Section 12.28 of the Disclosure Schedule and are satisfactory to Lender.

                         Foreign Assets.
Create, incur, assume or allow to exist any Security Interest on any of Borrower's assets located outside of the United States, including, but limited to, the building and equipment located in the United Kingdom and Accounts generated from non-United States Account Debtors.

                         Capital Leases.
Enter into any Capital Lease after the Execution Date with an original capitalized amount which, when aggregated with the original capitalized amounts of all other Capital Leases entered into after the Execution Date, exceeds $1,200,000.

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

                         Distributions.
Declare or pay any Distribution. For purposes of this Section 15.8, "Distribution" means and includes (a) any cash dividend or distribution to the stockholders of Borrower with respect to the stock of Borrower, (b) any acquisition or redemption of any outstanding stock or other equity interest of Borrower, (c) any retirement or prepayment of debt securities before their regularly scheduled maturity dates by any Covered Person (other than a prepayment to Borrower), and (d) any loan, payment, or advance to any stockholder of Borrower, other than loans to employees of Borrower provided such loans do not exceed an aggregate amount of $100,000 at any time.

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

                         Cash Transfers.
Cause or permit any cash (whether proceeds of the Loans or otherwise) to be transferred from Borrower to any Covered Person at any time except as permitted or contemplated by Section 15.2.3 or Section 15.12.

       No Default on Indebtedness or Material Agreements.
Default upon or fail to pay any Indebtedness for borrowed money in excess of $100,000.00, as the same matures, or breach, violate, or be in default under any Material Agreement and fail to cure such failure to pay, breach, violation, or default within the applicable cure period provided therein.

                     Conflicting Agreements.
Enter into any agreement that would require a Covered Person to take action which would result in a Default or Event of Default either immediately or upon the elapsing of time.

                          Fiscal Year.
Change its fiscal year end, which is currently December 31.

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

                          Acquisitions.
Except for Permitted Investments, acquire stock or any other equity interest in a Person sufficient for such Person to become a Subsidiary or Affiliate of a Covered Person, or acquire all or substantially all of the assets of a Person (including all or substantially all of the operating assets of an operating division of a Person), or make any acquisition of property not in the ordinary course of business consistent with past practices.

Financial Covenants.
                      Special Definitions.
As used in this Section 16 and elsewhere herein, the following capitalized terms have the following meanings:

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

     "Fixed Charges" means for any period of calculation, the sum of (i) Interest Expense, (ii) regularly scheduled principal payments of Total Funded Indebtedness, (iii) federal, state and local income taxes paid or accrued, (iv) Capital Expenditures (excluding (A) all Capital Expenditures of Tripos Receptor Research Limited incurred prior to the date hereof, (B) from the date hereof through March 31, 2000, the first $6,000,000.00 of Capital Expenditures of Tripos Receptor Research Limited incurred in connection with the construction of two buildings in the United Kingdom and the purchase of equipment related thereto, (C) from April 1, 2000 through March 31, 2001, the first $500,000.00 of
     Capital Expenditures of Tripos Receptor Research Limited, and (D) from April 1, 2001 through March 31, 2002, the first $500,000.00 of Capital Expenditures of Tripos Receptor Research Limited) and (v) Distributions accrued, declared, or paid.

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

                        Maximum Leverage.
Borrower covenants and agrees that the ratio of Borrower's Total Funded Indebtedness to Borrower's EBITDA for the preceding twelve
(12) month period, calculated as of the last day of each fiscal quarter, beginning June 30, 1999, shall at no time be greater than (a) 4.25:1.00 for the quarter ending June 30, 1999, (b) 3.75:1.00 for the quarter ending September 30, 1999, and (c) 3.00:1.00 for the quarter ending December 31, 1999 and for each quarter thereafter.

                     Minimum Current Ratio.
Borrower covenants and agrees that the ratio of Borrower's
Current Assets (excluding cash and marketable securities) to Current Liabilities, calculated as of the last day of each fiscal quarter, beginning June 30, 1999, shall at no time be less than
1.00 to 1.00.

              Minimum Fixed Charge Coverage Ratio.
Borrower covenants and agrees that the ratio of Borrower's EBITDA to Borrower's Fixed Charges for the preceding twelve (12) month period, calculated for June 30, 1999 and for September 30, 1999, shall at no time be less than 1.15 to 1.00, and calculated for December 31, 1999 and for the last day of each fiscal quarter thereafter, shall at no time be less than 1.20 to 1.00.

                         Minimum EBITDA.
Borrower covenants and agrees that Borrower's EBITDA, calculated as of the last day of each fiscal quarter for the twelve(12) month period then ended, shall not be less than (a) $2,000,000 for the quarter ending June 30, 1999, (b) $2,500,000 for the quarter ending September 30, 1999, and (c) $4,500,000 for the quarter ending December 31, 1999 and for each quarter thereafter.

                  Maximum Capital Expenditures.
Borrower's Capital Expenditures (excluding (A) from the date hereof through March 31, 2000, the first $6,000,000.00 of Capital Expenditures of Tripos Receptor Research Limited incurred in connection with the construction of two buildings in the United Kingdom and the purchase of equipment related thereto, (B) from April 1, 2000 through March 31, 2001, the first $500,000.00 of Capital Expenditures of Tripos Receptor Research Limited, and (C) from April 1, 2001 through March 31, 2002, the first $500,000.00 of Capital Expenditures of Tripos Receptor Research Limited), for the preceding twelve (12) month period, calculated as of the last day of each fiscal quarter, beginning June 30, 1999, shall not exceed $1,500,000.

Default.
                       Events of Default.
Any one or more of the following shall constitute an event of default (an "Event of Default") under this Agreement:

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

               Acceleration of Other Indebtedness.
     Any Obligation of a Covered Person (other than the Loan Obligations) for the payment of borrowed money in excess of $100,000.00 becomes or is declared to be due and payable or required to be prepaid (other than by a regularly scheduled prepayment) prior to the original or stated Maturity thereof.

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

             Judgments; Attachment; Settlement; Etc.
     Any one or more judgments or orders is entered against a Covered Person or any attachment or other levy is made against the property of a Covered Person (including any Collateral) with respect to a claim or claims involving in the aggregate liabilities (not paid or fully covered by insurance, less the amount of reasonable deductibles in effect on the Execution Date) in excess of $100,000.00 becomes final and non-appealable and remains unsatisfied for 30 days, or if timely appealed is not fully bonded and collection thereof stayed pending the appeal.

             Pension Benefit Plan Termination, Etc.
     Any Pension Benefit Plan termination by the PBGC or the appointment by the appropriate United States District Court of a trustee to administer any Pension Benefit Plan or to liquidate any Pension Benefit Plan; or any event which constitutes grounds either for the termination of any Pension Benefit Plan by PBGC or for the appointment by the appropriate United States District Court of a trustee to administer or liquidate any Pension Benefit Plan shall have occurred and be continuing for thirty (30) days after Borrower has notice of any such event; or any voluntary termination of any Pension Benefit Plan which is a defined benefit pension plan as defined in Section 3(35) of ERISA while such defined benefit pension plan has an accumulated funding deficiency, unless Lender has been notified of such intent to voluntarily terminate such plan and Lender have given their consent and agreed that such event shall not constitute a Default; or the plan administrator of any Pension Benefit Plan applies under Section 412(d) of the Code for a waiver of the minimum funding standards of
     Section 412(1) of the Code and Lender determine that the substantial business hardship upon which the application for such waiver is based could subject any Covered Person or ERISA Affiliate of any Covered Person to a liability in excess of $100,000.00.

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

                       Loss to Collateral.
     Any loss, theft, damage or destruction of any item or items of property occurs which either has or is reasonably likely to have a Material Adverse Effect on any Covered Person.

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

          Rights and Remedies in the Event of Default.
                   Termination of Commitments.
     Upon an Event of Default described in Section 17.1.9, the Commitments shall be deemed automatically canceled. During any other Existing Default, Lender may cancel the Commitments. Such cancellation may be, in either case, without presentment, demand or notice of any kind, which Borrower expressly waives.

                          Acceleration.
     Upon an Event of Default described in Section 17.1.9, all of the outstanding Loan Obligations shall automatically become immediately due and payable. During any other Existing Default, Lender may declare all of the outstanding Loan Obligations immediately due and payable. Such acceleration may be, in either case, without presentment, demand or notice of any kind, which Borrower expressly waives.

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

         Entry Upon Premises and Access to Information.
     During an Existing Default and acceleration of the Loan Obligations as provided herein, and at any time thereafter:
     Lender may (i) enter upon the premises leased or owned by Borrower where Collateral is located (or is believed to be located) without any obligation to pay rent to Borrower, or any other place or places where Collateral is believed to be located, (ii) render Collateral usable or salable, (iii) remove Collateral to the premises of Lender or any agent of Lender for such time as Lender may desire in order effectively to collect or liquidate Collateral; (iv) take possession of, and make copies and abstracts of Borrower's original books and records, obtain access to Borrower's data processing equipment, computer hardware and software relating to any of the Collateral and use all of the foregoing and the information contained therein in any manner Lender deems appropriate in connection with the exercise of Lender's rights; and (v) notify postal authorities to change the address for delivery of Borrower's mail to an address designated by Lender and to receive, open and process all mail addressed to Borrower (so long as Lender provides copies of such mail to Borrower; it being agreed that Lender shall not be liable for any failure to provide such copies).

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

                      Secured Party Rights.
     During an Existing Default and acceleration of the Loan
     Obligations as provided herein, and at any time and from time to time thereafter:

                    Under Security Documents
          Lender may exercise any or all of its rights under the Security Documents as a secured party under the UCC and any other applicable Law; and

                     Collateral Disposition
          Lender may sell or otherwise dispose of any or all of the Collateral at public or private sale in a commercially reasonable manner, which sale Lender may postpone from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement at any adjourned sale without being required to give a new notice of sale, all as Lender deems advisable, for cash or credit. Lender may become the purchaser at any such sale if permissible under applicable Law, and Lender may, in lieu of actual payment of the purchase price, offset the amount thereof against Borrower's obligations owing to Lender, and Borrower agrees that Lender has no obligation to preserve rights to Collateral against prior parties or to marshal any Collateral for the benefit of any Person.

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

                       Reasonable Notice.
Any notice of intended action required to be given by Lender (including notice of a public or private sale of Collateral), if given as provided in Section 22.1 at least 10 days prior to such proposed action, shall be effective and constitute reasonable and fair notice to Borrower.

Changes in Circumstances.
  Compensation for Increased Costs and Reduced Returns; Capital
                            Adequacy.
          Increased Costs or Reduced Returns to Lender.
     If, after the date hereof, the adoption of any applicable Law or any change in any applicable Law or any change in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by Lender (or the Lending Office) with any request or directive (whether or not having the force of law) of any such Governmental Authority:

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

     and the result of any of the foregoing is to increase the cost to Lender (or the Lending Office) of making, converting into, continuing, or maintaining any Loan or to reduce any sum received or receivable by Lender (or the Lending Office) under this Agreement or any of the other Loan Documents with respect to any Loan, then Borrower shall pay to Lender on demand such amount or amounts as will compensate Lender for such increased cost or reduction. If Lender requests compensation by Borrower under this Section Borrower may, by notice to Lender, suspend the obligation of Lender to make or continue Revolving Loans of the type with respect to which such compensation is requested, or to convert Revolving Loans of any other type into Revolving Loans of such type, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of Section 18.5 shall be applicable); provided, however, that such suspension shall not affect the right of Lender to receive the compensation so requested for any continuing Revolving Loan outstanding or any subsequent Revolving Loan. Notwithstanding the foregoing provisions of this Section
     18.1.1 during any Interest Period, Borrower shall not be liable to Lender for any additional costs imposed on Lender in connection with any Eurodollar Loan which arise as a result of a cost increase described above during such Interest Period (but will be liable for such costs during any subsequent Interest Periods).

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

                         Early Payment.
     any payment, prepayment, or conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Revolving Loans pursuant to the terms hereof) on a date other than the last day of the Interest
     Period for such Eurodollar Loan; or

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

Taxes.
                            Gross-Up.
All payments by Borrower to or for the account of Lender hereunder or under any other Loan Document shall be made free and clear of and without deduction for all present or future Taxes, excluding franchise Taxes and Taxes imposed on Lender's net income, by the jurisdiction under the Laws of which Lender is organized or the Lending Office is located or any political subdivision thereof. If Borrower is required by Law to deduct any Taxes from or in respect of any sum payable under this Agreement or any other Loan Document to Lender, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) Borrower shall make such deductions,
(iii) Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable Law, and (iv) Borrower shall furnish to Lender, at its address referred to herein, the original or a certified copy of a receipt evidencing payment thereof. In addition, Borrower agrees to pay any and all present or future Impositions. Impositions include stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from the Loan Obligations, any payment made under this Agreement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, the Loan Obligations, this Agreement or any other Loan Document. Borrower agrees to indemnify Lender for the full amount of all Impositions and Taxes, excluding franchise Taxes and Taxes imposed on Lender's net income, (including any such Taxes or Impositions imposed or asserted by any jurisdiction on amounts payable under this Section) paid by Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Within thirty days after the date of any payment of Taxes, Borrower shall furnish Lender the original or a certified copy of a receipt evidencing such payment.

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

General.
                     Lender's Right to Cure.
So long as there is an Existing Default, after first giving notice to Borrower, Lender may from time to time, in its absolute discretion, for Borrower's account and at Borrower's expense, pay or make a Revolving Loan Advance to pay any amount or do any act required of Borrower hereunder. So long as there is an Existing Default, Lender may also from time to time, in its absolute discretion, for Borrower's account and at Borrower's expense pay or make a Revolving Loan Advance to pay any amount or do any act reasonably requested by Lender to preserve, protect, maintain or enforce the Loan Obligations, the Collateral or Lenders' Security Interests therein and which Borrower fails to pay or do. Such payments and actions include payment of any judgment against Borrower, insurance premium, taxes or assessments, warehouse charge, finishing or processing charge, landlord's claim, and any other claim. All payments made by Lender pursuant to this Section and all out-of-pocket costs and expenses incurred by Lender in connection with any action taken by Lender hereunder shall be a part of the Loan Obligations, the repayment of which shall be secured by the Collateral. Any payment made or other action taken by Lender pursuant to this Section shall be without prejudice to any right to assert an Event of Default hereunder and to pursue Lender's other rights and remedies with respect thereto.

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

                       General Indemnity.
                       Indemnified Parties
     Borrower shall pay, indemnify and hold harmless Lender and its respective directors, officers, employees, agents, and representatives (the "Indemnified Parties") for, from and against, and promptly to reimburse the Indemnified Parties for, any and all claims, damages, liabilities, losses, costs and expenses (including reasonable attorneys' fees and expenses and amounts paid in settlement) incurred, paid or sustained by the Indemnified Parties in connection with, arising out of, based upon or otherwise involving or resulting from any threatened, pending or completed action, suit, investigation or other proceeding by, against or otherwise involving the Indemnified Parties and in any way dealing with, relating to or otherwise involving this Agreement, any of the other Loan Documents, or any transaction contemplated hereby or thereby except to the extent that they arise from the gross negligence, bad faith or willful misconduct of any of the Indemnified Parties. Borrower shall pay, indemnify and hold harmless the Indemnified Parties for, from and against, and promptly reimburse the Indemnified Parties for, any and all claims, damages, liabilities, losses, costs and expenses (including reasonable attorneys' and consultant fees and expenses, investigation and laboratory fees, removal, remedial, response and corrective action costs, and amounts paid in settlement) incurred, paid or sustained by the Indemnified Parties as a result of the breach of Section 12.10.2 or
     Section 14.8 or as a consequence of any manufacture, storage, transportation, release or disposal of any Hazardous Material on, from, over or affecting any of the Collateral or any of the assets, properties, or operations of any Covered Person occurring during or prior to the Covered Person's ownership of such property.

                    Obligations Shall Survive
     The obligations of Borrower under this Section 21.5 shall survive the termination of the Commitments, and the indefeasible full payment and satisfaction of all of the Loan Obligations, and the release of the Collateral.

                    Indemnities Unenforceable
     To the extent that any of the indemnities required from Borrower under this Section are unenforceable because they violate any Law or public policy, Borrower shall pay the maximum amount which it is permitted to pay under applicable Law.

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

Miscellaneous.
                            Notices.
All notices, consents, requests and demands to or upon the respective parties hereto shall be in writing, and shall be deemed to have been given or made when delivered in person to those Persons listed on the signature pages hereof or four days after being deposited in the United States mail, postage prepaid, or, in the case of overnight courier services, one Business Day after delivery to the overnight courier service, or in the case of telex or telecopy notice, when sent, verification received, in each case addressed as set forth on the signature pages hereof, or such other address as either party may designate by notice to the other in accordance with the terms of this Section. No notice given to or demand made on Borrower by Lender in any instance shall entitle Borrower to notice or demand in any other instance.

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

                        CHOICE OF FORUM.
Subject only to the exception in the next sentence, Borrower, Tripos Realty and Lender hereby agree to the exclusive jurisdiction of the federal court of the Eastern District of Missouri and the state courts of Missouri located in St. Louis County, Missouri, and waive any objection based on venue or forum non conveniens with respect to any action instituted therein, and agree that any dispute concerning the relationship between Lender and Borrower or the conduct of any of them in connection with this Agreement or otherwise shall be heard only in the courts described above. Notwithstanding the foregoing: (1) Lender shall have the right to bring any action or proceeding against Borrower or its property in any courts of any other jurisdiction Lender deem necessary or appropriate in order to realize on the Collateral, real estate, or other security for the Loan Obligations, and (2) each of the parties hereto acknowledges that any appeals from the courts described in the immediately preceding sentence may have to be heard by a court located
outside those jurisdictions.   Borrower shall cause each Covered
Person to comply with the terms of this Section.

                       SERVICE OF PROCESS.
Each of Borrower and Tripos Realty hereby waive personal service of any and all process upon it and consents that all such service of process may be made by registered mail (return receipt requested) directed to Borrower at its address set forth on the signature pages hereof, and service so made shall be deemed to be completed five days after the same shall have been so deposited in the U.S. mails (or, if Lender has exercised its right to receive and open Borrower's mail as provided herein, on the date service of process is received by Borrower); or at Lender's option, by service upon CT Corporation, which Borrower and Tripos Realty irrevocably appoint as their respective agent for the purpose of accepting service of process within the State of Missouri. Lender shall promptly forward by registered mail any process so served upon said agent to Borrower at its address on the signature pages hereof. Nothing in this section shall affect the right of Lender to serve legal process in any other manner permitted by Law. Borrower shall cause each other Covered Person to agree to the terms of this Section.

                           JURY TRIAL.
BORROWER, TRIPOS REALTY AND LENDER HEREBY WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR EITHER OF THEM IN RESPECT OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE. BORROWER, TRIPOS REALTY AND LENDER AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT EITHER MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY. BORROWER SHALL CAUSE EACH OTHER COVERED PERSON TO AGREE TO THE TERMS OF THIS SECTION.

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

     UNLESS YOU (BORROWER) PROVIDE EVIDENCE OF THE INSURANCE COVERAGE REQUIRED BY YOUR (BORROWER'S) AGREEMENT WITH US (CREDITOR), WE MAY PURCHASE INSURANCE AT YOUR (BORROWER'S)
     EXPENSE TO PROTECT OUR INTERESTS IN YOUR (BORROWER'S) COLLATERAL. THIS INSURANCE MAY, BUT NEED NOT, PROTECT YOUR (BORROWER'S) INTERESTS. THE COVERAGE THAT WE (CREDITOR) PURCHASE(S) MAY NOT PAY ANY CLAIM THAT YOU (BORROWER) MAKE OR ANY CLAIM THAT IS MADE AGAINST YOU (BORROWER) IN CONNECTION WITH THE COLLATERAL. YOU (BORROWER) MAY LATER CANCEL ANY INSURANCE PURCHASED BY US (CREDITOR), BUT ONLY AFTER PROVIDING EVIDENCE THAT YOU (BORROWER) HAVE OBTAINED INSURANCE AS REQUIRED BY OUR AGREEMENT. IF WE (CREDITOR) PURCHASE INSURANCE FOR THE COLLATERAL, YOU (BORROWER) WILL BE RESPONSIBLE FOR THE COSTS OF THAT INSURANCE, INCLUDING THE INSURANCE PREMIUM, INTEREST AND ANY OTHER CHARGES WE (CREDITOR) MAY IMPOSE IN CONNECTION WITH THE PLACEMENT OF THE INSURANCE, UNTIL THE EFFECTIVE DATE OF THE CANCELLATION OR EXPIRATION OF THE INSURANCE. THE COSTS OF THE INSURANCE MAY BE ADDED TO YOUR (BORROWER'S) TOTAL OUTSTANDING BALANCE OR OBLIGATION. THE COSTS OF THE INSURANCE MAY BE MORE THAN THE COST OF INSURANCE YOU (BORROWER) MAY BE ABLE TO OBTAIN ON YOUR (BORROWER'S) OWN.

             [remainder of page intentionally blank]

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by appropriate duly authorized officers as of the date first above written.

               TRIPOS, INC.

               By:___________________________
               Print Name:____________________
               Title:_________________________

               Notice Address for Borrower and all Covered
               Persons:
               Tripos, Inc.
               1699 South Hanley Road
               St. Louis, Missouri 63144-2913
               Attention: John Yingling, Corporate Controller and
               Treasurer
               FAX No.: 314/647-8108
               Confirming Telephone No: 314/647-1099

               TRIPOS REALTY, LLC,
               by its sole member,
                    TRIPOS,  INC.

                    By:___________________________
                    Print Name:____________________
               Title:_________________________

               LASALLE NATIONAL BANK

               By:______________________________
               Print Name:_______________________
               Title:____________________________

               Notice Address for Lender:
               LaSalle National Bank
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102
               Attention: Tom Harmon
               FAX No.: 314/621-1612
               Confirming Telephone No.: 314/613-1904

               with a copy to:
               Bryan Cave LLP
               211 North Broadway, Suite 3600
               St. Louis, Missouri 63102
               Attention:  John G. Boyle, Esq.
               FAX No.: 314-259-2020
               Confirming Telephone No.: 314-259-2165
                           EXHIBIT 2.1

               GLOSSARY AND INDEX OF DEFINED TERMS

"Account Debtor" -- shall mean any Person who is or who may become obligated to Borrower under, with respect to, or on account of an Account.

"Accounts" -- shall have the meaning given to that term in the UCC and, to the extent not included therein, shall also mean all accounts, leases, contract rights, chattel paper, general intangibles, choses in action and instruments, including any Security Interest or other security interest that secures or may secure any of the foregoing, plus all books, invoices, documents and other records in any form evidencing or relating to any of the foregoing, now owned or hereafter acquired by Borrower.

"Adjusted Eurodollar Rate" -- the rate of interest defined in
     Section 4.

"Advance" -- a Revolving Loan Advance.

"Advance Date" -- the date on which an Advance is requested by Borrower to be made, or is otherwise contemplated or intended to be made, as provided herein.

"Affiliate" -- with respect to any Person, (a) any other Person who is a partner, director, officer or stockholder of such Person; and (b) any other Person which, directly or indirectly, is in control of, is controlled by or is under common control with such Person, and any partner, director, officer or stockholder of such other Person described. For purposes of this Agreement, control of a Person by another Person shall be deemed to exist if such other Person has the power, directly or indirectly, either to (i) vote in excess of ten percent (10%) of the securities or partnership interests having the power to vote in an election of directors of such Person, or (ii) direct the management of such Person, whether by contract or otherwise and whether alone or in combination with others.

"Agreement" -- this document (including every document that is stated herein to be an appendix, exhibit or schedule hereto, whether or not physically attached to this document).

 "Asbestos Material" -- either asbestos or asbestos-containing materials.

"Assigned Collateral" -- any tangible or intangible property of Borrower, now owned or hereafter acquired in which Lender holds or will hold a Security Interest under a Collateral Assignment to secure payment or performance of any of the Loan Obligations as required or contemplated under Section 8.3, and all proceeds thereof.

"Beneficial Owner" -- as defined in Rule 13-D-3 of the Securities and Exchange Commission.

"Borrowing Base" -- shall mean as of any date of determination, an amount equal to eighty five percent (85%) of the Net Eligible Accounts plus forty percent (40%) of the Eligible License Receivables, provided, however, that the amount of such Eligible License Receivables does not exceed $1,500,000.

"Borrowing Base Certificate" -- shall be in the form of Exhibit
     7.2, or such other form as Lender may reasonably require from time to time, together with such supporting information as Lender may require from time to time.

"Borrowing Officer" -- each individual of Borrower who is duly authorized by Borrower to submit a request for an Advance on behalf of Borrower.

"Business Day" -- a day other than a Saturday, Sunday or other day on which commercial banks are authorized or required to close under the Laws of either the United States or the State of Missouri.

"Capital Expenditure" -- an expenditure for an asset that must be depreciated or amortized under GAAP, for goodwill, or for any asset that under GAAP must be treated as a capital asset, including payments under Capital Leases. An expenditure for purposes of this definition includes any deferred or seller financed portion of the purchase price of an asset and the original capitalized amount of a Capital Lease. The original capitalized amount of all Capital Leases shall be taken into account during the applicable calculation period in which such Capital Leases were entered.

"Capital Lease" -- any lease that has been or should be capitalized under GAAP.

"Charter Documents" -- the articles or certificate of incorporation and bylaws of a corporation; the certificate of limited partnership and partnership agreement of a limited partnership; the partnership agreement of a general partnership; the articles of organization and operating agreement of a limited liability company; or the indenture of a trust.

"COBRA" -- the Consolidated Omnibus Budget Reconciliation Act.

"Code" -- the Internal Revenue Code of 1986 and all regulations thereunder of the IRS.

"Collateral" -- all of the Real Property Collateral, all of the Personal Property Collateral, the Assigned Collateral, other property in which Lender has a Security Interest to secure payment or performance of the Loan Obligations and all proceeds thereof.

"Collateral Assignment" -- any of the collateral assignments required or contemplated under Section 8.3 to be executed and delivered to Lender.

"Commitment" -- the Revolving Loan Commitment, the Letter of
     Credit Commitment or the Term Loan Commitments of Lender, or when in the plural form "Commitments", the Revolving Loan Commitment, the Letter of Credit Commitment and the Term Loan Commitments.

"Commonly Controlled Entity" -- a Person which is under common control with another Person within the meaning of Section
     414(b) or (c) of the Code.

"Contract" -- any contract, note, bond, indenture, deed, mortgage, deed of trust, security agreement, pledge, hypothecation agreement, assignment, or other agreement or undertaking, or any security.

"Currency Hedge Obligation" -- any obligations of Borrower to any Affiliate or Subsidiary of Lender under an agreement or agreements between Borrower and any Affiliate or Subsidiary of Lender under which the exposure of Borrower to fluctuations in foreign currency values is effectively limited.

"Default" -- any of the events listed in Section 17.1 of this Agreement, without giving effect to any requirement for the giving of notice, for the lapse of time, or both, or for the happening of any other condition, event or act.

"Default Rate" -- the rate of interest payable on each Loan after its Maturity and in certain other circumstances as provided in Section 4.9.

"Disclosure Schedule" -- the disclosure schedule of Borrower attached hereto as Exhibit 12.

"DOL" -- the United States Department of Labor.

"Dollars" and the sign "$" -- lawful money of the United States.

"EBITDA" -- defined in Section 16.1.

"Effective Date" -- the date when this Agreement is effective as provided in Section 1.

"Eligible Accounts" -- shall mean all Accounts which according to GAAP are deemed current other than: (a) Accounts created from the sale of goods and services on non-standard terms and/or that allow for payment to be made more than thirty
     (30) days from date of sale (excluding Accounts generated from token or other license contracts which may allow for payment up to 365 days from the date of sale or from the date of the balance sheet which forms the basis for the applicable Borrowing Base Certificate); (b) Accounts unpaid more than ninety (90) days from date of invoice; (c) all Accounts of any Account Debtor if fifty percent (50%) or more of the outstanding balance of such Accounts are unpaid more than ninety (90) days from the date of invoice;
     (d) Accounts for which the Account Debtor is an officer, director, a 5% or more shareholder, member, employee, parent, Subsidiary, or Affiliate (other than any Affiliate with which Borrower and such Affiliate have entered into and negotiated an arms length transaction) of, or has common 5% or more shareholders, officers, directors or members with Borrower; (e) consignment sales; (f) Accounts for which the payment is or may be conditional; (g) Accounts for which the Account Debtor is not a commercial or institutional entity (which term includes, but is not limited to, private and public universities, governmental agencies and research institutes and centers) or is not a resident of the United States or Canada; (h) Accounts with respect to which any warranty or representation provided herein is not true and correct; (i) Accounts which represent goods or services purchased for a personal, family or household purpose; (j) Accounts which represent goods used for demonstration purposes or loaned by Borrower to another party; (k)
     Accounts which are progress payment (before such progress payment is properly billable to the customer) or barter;
     (l) Accounts of the Borrower representing a sale to the government of the United States of America or any subdivision thereof: (1) unless, with respect to an Account representing such a sale in excess of $100,000.00, the Borrower has complied, to the satisfaction of the Lender, with respect to the granting of a security interest in such Account of the Borrower, with the Federal Assignment of Claims Act or other similar applicable law, if applicable;
     or (2) unless the Account representing such a sale is equal to or less than $100,000.00 and the aggregate amount of all such sales of $100,000.00 or less does not exceed
     $500,000.00, (m) Accounts of the Borrower evidenced by notes, chattel paper or other instruments (unless such notes, chattel paper or other instruments have been delivered to and are in the possession of Lender), (n)
     Accounts of the Borrower owing by an account debtor which is not solvent or is subject to any bankruptcy or insolvency proceeding of any kind, (o) Accounts of the Borrower subject to any Security Interest, other than a Permitted Security Interest, (p) Accounts of the Borrower with respect to which the applicable account debtor has disputed liability or made any claim with respect thereto which are contingent or subject to offset or counterclaim, in each case only to the extent of such offset or counterclaim, and (r) any and all other Accounts which Lender reasonably deems to be ineligible.

"Eligible License Receivable" -- means a long term receivable from a customer under a non-cancelable license contract or non-cancelable contract for the purchase of tokens in connection with a license contract (each a "Non-cancelable Contract"), which receivable has not yet been billed by Borrower, to the extent that such receivable is not otherwise included as an Eligible Account and such receivable is payable in more than 365 days, but less than 730 days, from the date of the balance sheet which forms the basis for the applicable Borrowing Base Certificate, other than (a) Eligible License Receivables for which the Eligible License Receivable Debtor is an officer, director, a 5% or more shareholder, member, employee, parent, Subsidiary, or Affiliate (other than any Affiliate with which Borrower and such Affiliate have entered into and negotiated an arms length transaction) of, or has common 5% or more shareholders, officers, directors or members with Borrower;
     (b) Eligible License Receivables for which the Eligible License Receivable Debtor is not a commercial or institutional entity (which term includes, but is not limited to, private and public universities, governmental agencies and research institutes and centers) or is not a resident of the United States or Canada; (c) Eligible License Receivables with respect to which any warranty or representation provided herein is not true and correct; (d) Eligible License Receivables which represent goods used for demonstration purposes or loaned by Borrower to another party; (e) Eligible License Receivables of the Borrower representing a sale to the government of the United States of America or any subdivision thereof: (1) unless, with respect to an Eligible License Receivable representing such a sale in excess of $100,000.00, the Borrower has complied, to the satisfaction of the Lender, with respect to the granting of a security interest in such Eligible License Receivable of the Borrower, with the Federal Assignment of Claims Act or other similar applicable law, if applicable; or (2) unless the Eligible License Receivable representing such a sale is equal to or less than $100,000.00 and the aggregate amount of all such sales of $100,000.00 or less does not exceed $500,000.00, (f) Eligible License Receivables of the Borrower evidenced by notes, chattel paper or other instruments (unless such notes, chattel paper or other instruments have been delivered to and are in the possession of Lender), (g) Eligible License Receivables of the Borrower owing by an Eligible License Receivable debtor which is not solvent or is subject to any bankruptcy or insolvency proceeding of any kind, (h) Eligible License Receivables of the Borrower subject to any Security Interest, other than a Permitted Security Interest, (i) Eligible License Receivables of the Borrower with respect to which the applicable debtor has disputed liability or made any claim with respect thereto which are contingent or subject to offset or counterclaim, in each case only to the extent of such offset or counterclaim, and (j) any and all other Eligible License
     Receivables which Lender reasonably deems to be ineligible.

"Eligible License Receivable Debtor" -- shall mean any Person who is or who may become obligated to Borrower under, with respect to, or on account of an Eligible License Receivable.

"Employment Law" -- ERISA, the Occupational Safety and Health
     Act, the Fair Labor Standards Act, or any other Law pertaining to the terms or conditions of labor or safety in the workplace or discrimination or sexual harassment in the workplace.

"Encumbrance" -- as to any item of real or personal property, any easement, right-of-way, license, condition, or restrictive covenant, or zoning or similar restriction, that is not a Security Interest but is enforceable by any Person other than the record owner of such property.

"Environmental Law" -- the Resource Conservation and Recovery
     Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act, or any other Law pertaining to environmental quality or redemption of Hazardous Material.

"EPA" -- the United States Environmental Protection Agency.

"ERISA" -- the Employee Retirement Income Security Act of 1974.

"ERISA Affiliate" -- as to any Person, any trade or business
     (irrespective of whether incorporated) which is a member of a group of which such Person is a member and thereafter treated as a single employer under 414(b), (c), (m) or (o) of the Code or applicable Treasury Regulations.

"Eurodollar Advance" -- an Advance that will become a Eurodollar
     Loan.

"Eurodollar Loan" -- any portion of a Loan on which interest accrues at the Adjusted Eurodollar Rate.

"Eurodollar Rate" -- the interest rate per annum equal to the quotient (rounded to the nearest 0.001%) of (i) the rate per annum, as determined by Lender, as reported by the British Bankers' Association in Bloomberg as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days before the first day of such Interest Period for a term comparable to such Interest Period; provided, however, that if more than one rate is reported by the British Bankers' Association in Bloomberg, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/1000 of 1%), divided by (ii) a number equal to one minus the decimal equivalent of the aggregate of the maximum rates during such Interest Period of all Reserve Requirements.

"Event of Default" -- any of the events listed in Section 17.1 of this Agreement as to which any requirement for the giving of notice, for the lapse of time, or both, or for the happening of any further condition, event or act has been satisfied.

"Execution Date" -- the date when this Agreement has been executed.

"Existing Default" -- an Event of Default which has occurred and is continuing, which has not been waived in writing by Lender.

"Financial Statements" -- the most recent of the Initial
     Financial Statements and the financial statements of Borrower required to be furnished to Lender under Section
     14.14 of this Agreement.

"FRB" -- the Board of Governors of the Federal Reserve System and any successor thereto or to the functions thereof.

"GAAP" -- those generally accepted accounting principles set forth in Statements of the Financial Accounting Standards Board and in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants or which have other substantial authoritative support in the United States and are applicable in the circumstances, as applied on a consistent basis.

"Governmental Authority" -- the federal government of the United
     States; the government of any foreign country that is recognized by the United States or is a member of the United Nations; any state of the United States; any local government or municipality within the territory or under the jurisdiction of any of the foregoing; any department, agency, division, or instrumentality of any of the foregoing; and any court, arbitrator, or board of arbitrators whose orders or judgments are enforceable by or within the territory of any of the foregoing.

"Guarantor" -- Tripos Realty.

"Guaranty" -- the unconditional guaranty of the Loan Obligations by Guarantor, dated as of even date herewith and in the form of Exhibit 8.5 attached hereto.

"Hazardous Material" -- any hazardous, radioactive, toxic, solid or special waste, material, substance or constituent thereof, or any other such substance (as defined under any applicable Law or regulation), including Asbestos Material. Hazardous Material does not include materials or products containing hazardous constituents which are not considered to be waste under the applicable Environmental Law or which are considered to be waste but are transported, handled or disposed of in accordance with the applicable Environmental Law, or Asbestos Material which is not friable.

 "Indebtedness" -- as to any Person at any particular date, any contractual obligation enforceable against such Person (i) to repay borrowed money; (ii) to pay the deferred purchase price of property or services; (iii) to make payments or reimbursements with respect to bank acceptances or to a factor; (iv) to make payments or reimbursements with respect to letters of credit whether or not there have been drawings thereunder; (v) to make any payment or contribution to a Multi-Employer Plan; (vi) that is evidenced by a note, bond, debenture or similar instrument; (vii) under any conditional sale agreement or title retention agreement; or (viii) to pay interest or fees with respect to any of the foregoing. Indebtedness also includes any other Obligation that either
     (i) is non-contingent and liquidated in amount or (ii) should under GAAP be included in liabilities and not just as a footnote on a balance sheet.

"Indirect Obligation" -- as to any Person, (a) any guaranty by such Person of any Obligation of another Person; (b) any Security Interest in any property of such Person that secures any Obligation of another Person, (c) any enforceable contractual requirement that such Person
     (i) purchase an Obligation of another Person or any property that is security for such Obligation, (ii) advance or contribute funds to another Person for the payment of an Obligation of such other Person or to maintain the working capital, net worth or solvency of such other Person as required in any documents evidencing an Obligation of such other Person, (iii) purchase property, securities or services from another Person for the purpose of assuring the beneficiary of any Obligation of such other Person that such other Person has the ability to timely pay or discharge such Obligation, (iv) grant a Security Interest in any property of such Person to secure any Obligation of another Person, or (v) otherwise assure or hold harmless the beneficiary of any Obligation of another Person against loss in respect thereof; and (d) any other contractual requirement enforceable against such Person that has the same substantive effect as any of the foregoing. The term Indirect Obligation does not, however, include the endorsement by a Person of instruments for deposit or collection in the ordinary course of business or the liability of a general partner of a partnership for Obligations of such partnership. The amount of any Indirect Obligation of a Person shall be deemed to be the stated or determinable amount of the Obligation in respect of which such Indirect Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith.

"Intellectual Property" -- as to any Person, any domestic or foreign patents or patent applications of such Person, any inventions made or owned by such Person upon which either domestic or foreign patent applications have not yet been filed, any domestic or foreign trade names or trademarks of such Person, any domestic or foreign trademark registrations or applications filed by such Person, any domestic or foreign service marks of such Person, any domestic or foreign service mark registrations and applications by such Person, any domestic or foreign copyrights of such Person, and any domestic or foreign copyright registrations or applications by such Person.

"Initial Financial Statements" -- the financial statements, including the pro-forma financial statements, of Borrower referred to in Section 10.1.2.

"Interest Hedge Obligation" -- any obligations of Borrower to
     Lender or any Affiliate or Subsidiary of Lender under an agreement or agreements between Borrower and Lender or any Affiliate or Subsidiary of Lender under which the exposure of Borrower to fluctuations in interest rates is effectively limited, whether in the form of one or more interest rate cap, collar, or corridor agreements, interest rate swaps, or the like, or options therefor.

"Interest Period" -- the period during which a particular
     Adjusted Eurodollar Rate applies to a Eurodollar Loan, as selected by Borrower as provided in Section 4.5.

"Inventory" -- goods owned and held by a Person for sale, lease or resale or furnished or to be furnished under contracts for services, and raw materials, goods in process, materials, component parts and supplies used or consumed, or held for use or consumption in such Person's business.

"Investment" -- (a) a loan or advance of money or property to a Person, (b) stock or other equity interest in a Person, (c) a debt instrument issued by a Person, whether or not convertible to stock or other equity interest in such Person, or (d) any other interest in or rights with respect to a Person which include, in whole or in part, a right to share, with or without conditions or restrictions, some or all of the revenues or net income of such Person. Notwithstanding anything set forth herein to the contrary, the term "Investment" shall not include loans to employees of Borrower that do not exceed an aggregate amount of $100,000.

"IRS" -- the Internal Revenue Service.

"Law" -- any statute, rule, regulation, order, judgment, award or decree of any Governmental Authority.

"Lender" -- is defined in the Preamble of this Agreement.

"Lending Office" -- the address of Lender set forth on the signature page hereto, or such other address or wire instructions as Lender may designate from time to time by notice to Borrower in accordance with the terms of Section 22.1.

"Letter of Credit Commitment" -- the commitment of Lender to issue letters of credit as provided in Section 3.2.

"Letter of Credit Exposure" -- the undrawn amount of all outstanding letters of credit issued by Lender under the Letter of Credit Commitment plus all amounts drawn on such letters of credit and not yet reimbursed to Lender by Borrower.

"Loans" -- the Term Loans and Revolving Loans

"Loan Documents" -- this Agreement, the Notes, letter of credit applications and reimbursement agreements, the Deed of Trust, the Security Agreement, the Guaranty, and all other agreements, certificates, documents, instruments and other writings executed in connection herewith or in connection with the Notes, Deed of Trust or the Security Agreement.

"Loan Obligations" -- all of  Borrower's and any other Covered
     Person's Indebtedness owing to Lender under the Loan Documents, whether as principal, interest, fees or otherwise, all reimbursement obligations of Borrower with respect to the Letter of Credit Exposure, and all other Obligations and liabilities of Borrower and the other Covered Persons to Lender under the Loan Documents and all Interest Hedge Obligations and Currency Hedge Obligations (in each case including all extensions, renewals, modifications, rearrangements, restructures, replacements and refinancings of the foregoing, whether or not the same involve modifications to interest rates or other payment terms), whether now existing or hereafter created, absolute or contingent, direct or indirect, joint or several, secured or unsecured, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, including but not limited to the obligation of Borrower and any other Covered Person to repay future advances by Lender, whether or not made pursuant to commitment and whether or not presently contemplated by Borrower, any other Covered Person, and/or Lender in the Loan Documents.

"LOC Obligations" means, at any time, the sum of (i) the maximum amount which is, or at any time thereafter may become, available to be drawn under Letters of Credit then outstanding, assuming compliance with all requirements for drawings referred to in such Letters of Credit plus (ii) the aggregate amount of all drawings under Letters of Credit honored by the Lender but not theretofore reimbursed by the Borrower.

"Material Adverse Effect" -- as to any Person and with respect to any event or occurrence of whatever nature (including any adverse determination in any litigation, arbitration, investigation or proceeding), a material adverse effect on the business, operations, revenues, financial condition, property, or business prospects of any Covered Person, or the value of property of any Covered Person, or the ability of any Covered Person to timely pay or perform its Obligations generally, or to Lender specifically.

"Material Agreement" -- as to any Person, any Contract to which such Person is a party or by which such Person is bound which, if violated or breached, has or is reasonably likely to have a Material Adverse Effect on such Person or any Covered Person, including the Loan Documents.

"Material Law" -- any separately enforceable provision of a Law whose violation by a Person has or is reasonably likely to have a Material Adverse Effect with respect to such Person or any Covered Person.

"Material License" -- (i) as to any Covered Person, any license, permit or consent from a Governmental Authority or other Person and any registration and filing with a Governmental Authority or other Person which if not obtained, held or made by such Borrower has or is reasonably likely to have a Material Adverse Effect with respect to such Borrower or any other Borrower and (ii) as to any Person who is a party to this Agreement or any of the other Loan Documents, any license, permit or consent from a Governmental Authority or other Person and any registration or filing with a Governmental Authority or other Person that is necessary for the execution or performance by such party, or the validity or enforceability against such party, of this Agreement or such other Loan Document.

"Material Obligation" -- as to any Person, an Obligation of such Person which if not fully and timely paid or performed has or is reasonably likely to have a Material Adverse Effect on such Person or any Covered Person.

"Material Proceeding" -- any litigation, investigation or other proceeding by or before any Governmental Authority (i) which involves any of the Loan Documents or any of the transactions contemplated thereby, or involves a Covered Person as a party or any property of a Covered Person and has or is reasonably likely to have a Material Adverse Effect on a Covered Person if adversely determined, (ii) in which there has been issued an injunction, writ, temporary restraining order or any other order of any nature which purports to restrain or enjoin the making of any Advance, the consummation of any other transaction contemplated by the Loan Documents, or the enforceability of any provision of any of the Loan Documents, (iii) which involves the actual or alleged breach or violation by a Covered Person of, or default by a Covered Person under, any Material Agreement and has or is reasonably likely to have a Material Adverse Effect on a Covered Person, or (iv) which involves the actual or alleged violation by a Covered Person of any Material Law and has or is reasonably likely to have a Material Adverse Effect on a Covered Person.

"Maturity" -- as to any Indebtedness, the time when it becomes payable in full, whether at a regularly scheduled time, because of acceleration or otherwise.

"Maximum Available Amount" -- the maximum Dollar amount available for Revolving Loan Advances on any date as stated in Section
     3.1.2, as it may be changed as provided herein.

"Mortgaged Property" - the property of Tripos Realty located at 1699 South Hanley Road in St. Louis, Missouri, as more fully described on Schedule A to this Exhibit.

"Multi-employer Plan" -- a Pension Benefit Plan which is a multi-employer plan as defined in Section 4001(a)(3) of ERISA.

"Net Eligible Accounts" -- the face amount of Eligible Accounts less any and all returns, discounts (which may, at Lender's option, be calculated on shortest terms), credits, rebates, allowances, or excise taxes (other than sales taxes) of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding, or payable in connection with such Accounts at such time.

"Notes" -- the Revolving Note and the Term Notes.

"Obligation" -- as to any Person, any Indebtedness of such Person, any guaranty by such Person of any Indebtedness of another Person, and any contractual requirement enforceable against such Person that does not constitute Indebtedness of such Person or a guaranty by such Person but which would involve the expenditure of money by such Person if complied with or enforced.

"PBGC" -- the Pension Benefit Guaranty Corporation.

"Pension Benefit Plan" -- any pension or profit-sharing plan which is covered by Title I of ERISA and all other benefit plans, in each case in respect of which a Covered Person or a Commonly Controlled Entity of such Covered Person is an "employer" as defined in Section 3(5) of ERISA.

"Permitted Indebtedness" -- Indebtedness that the Covered Persons are permitted under Section 15.3 to incur, assume, or allow to exist.

"Permitted Indirect Obligations" -- Indirect Obligations that the
     Covered Persons are permitted under Section 15.9 to create, incur, assume, or allow to exist.

"Permitted Investments" -- Investments that the Covered Persons are permitted under Section 15.2 to make in other Persons.

"Permitted Security Interests" -- Security Interests that the
     Covered Persons are permitted under Section 15.4 to create, incur, assume, or allow to exist.

"Person" -- any individual, partnership, corporation, trust, unincorporated association, joint venture, limited liability company, Governmental Authority, or other organization in any form that has the legal capacity to sue or be sued. If the context so implies or requires, the term Person includes Borrower.

"Personal Property Collateral" -- all of the Goods, Accounts,
     Inventory, Instruments, Documents, Chattel Paper, and other personal property of Borrower or any other Covered Person, whether now owned or hereafter acquired, and all proceeds thereof, in which Lender at any time holds a Security Interest.

"Prime Rate" -- the per annum interest rate so designated from time to time as the Prime Rate by Lender, which is a reference rate and does not necessarily represent the lowest or best rate charged to any customer of Lender.

"Prime Rate Advance" -- an Advance that will become a Prime Rate
     Loan.

"Prime Rate Loan" -- any portion of a Loan on which interest accrues at the Prime Rate.

"Qualified Financial Institution" -- is any commercial bank chartered under the laws of the United States or any state thereof which has capital and surplus of not less than $500,000,000.

"Real Property Collateral" -- all real property of any Covered
     Person, whether now owned or hereafter acquired, or whether now leased or hereafter leased, in which Lender holds or will hold Security Interest to secure the payment or performance of any of the Loan Obligations as required or contemplated under Section 8, and all income therefrom and proceeds thereof.

"Regulation D," "Regulation G," and "Regulation U" -- respectively, Regulation D issued by the FRB, Regulation G issued by the FRB, and Regulation U issued by the FRB.

"Reportable Event" -- a reportable event as defined in Title IV of ERISA or the regulations thereunder.

"Reserve Requirement" -- the maximum rate at which reserves
     (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the FRB or any other Governmental Authority to which Lender (or its successor) is subject, including, in the case of Eurodollar Loans, "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the reserve requirement shall reflect any other reserves required to be maintained by any Lender with respect to any category of liabilities which includes deposits by reference to which the Eurodollar Rate is to be determined, or any category of extensions of credit or other assets which include Eurodollar Loans. (The entire amount of a Eurodollar Loan shall be deemed to constitute a Eurocurrency liability and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or set-offs which may be available from time to time to any Lender under Regulation D.)

"Responsible Officer" -- as to any Person that is not an individual, partnership or trust, the Chairman of the Board of Directors, the President, the chief executive officer, the chief operating officer, the chief financial officer, the Corporate Treasurer, or the Secretary; as to any partnership, any individual who is a general partner thereof or any individual who has general management or administrative authority over all or any principal unit of the partnership's business; and as to any trust, any individual who is a trustee.

"Revolving Loans" -- Lender's aggregate Revolving Loan Advances.

"Revolving Loan Advance" -- an advance by Lender under the Revolving Loan Commitment.

"Revolving Loan Commitment" -- the commitment of Lender as stated in Section 3.1.1 to fund Revolving Advances.

"Revolving Loan Maturity Date"  - April 30, 2002, unless, in the
     Lender's sole discretion, such date is otherwise extended in writing by an amendment to this Agreement for a period not to exceed three (3) years from the initial Revolving Loan Maturity Date.

"Revolving Note" -- any note delivered to Lender as required by
     Section 3.1.3 to evidence Borrower's obligation to repay
     Lender's Revolving Loan.

"Security Agreement" -- any security agreement, mortgage, deed of trust or similar document required or contemplated under
     Section 8.2 to be executed and delivered to Lender.

"Security Documents" -- all of the documents required or contemplated to be executed and delivered to Lender under
     Section 8, all documents granting a Security Interest to Lender in any asset of Borrower or any other Person to secure the Loan Obligations from time to time, including, any such documents listed on Exhibit 10.1.1, and any similar documents at any time executed and delivered to Lender from time to time, by Borrower or any other Person to secure payment or performance of any of the Loan Obligations.

"Security Interest" -- as to any item of tangible or intangible real or personal property, any interest therein or right with respect thereto that secures an Obligation or an Indirect Obligation, whether such interest or right is created under a Contract, or by operation of law or statute (such as but not limited to a statutory lien for work or materials), or as a result of a judgment, or which arises under any form of preferential or title retention agreement or arrangement (including a conditional sale agreement or a lease) that has substantially the same economic effect as any of the foregoing.

"Solvent" -- as to any Person, such Person not being "insolvent" within the meaning of Section 101(32) of the Bankruptcy Code, Section 2 of the Uniform Fraudulent Transfer Act (the "UFTA") or Section 428.014 of the Missouri Revised Statutes,
     (ii) such Person not having unreasonably small capital, within the meaning of Section 548 of the Bankruptcy Code,
     Section 4 of the UFTA or Section 428.024 of the Missouri Revised Statutes, and (iii) such Person not being unable to pay such Person's debts as they become due within the meaning of Section 548 of the Bankruptcy Code, Section 4 of the UFTA or Section 428.024 of the Missouri Revised Statutes.

"Subsidiary" -- as to any Person, a corporation, limited liability company, trust or partnership with respect to which more than 50% of the outstanding shares of stock, membership interests, partnership interests or trustee powers having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) is at the time owned by such Person or by one or more Subsidiaries of such Person.

"Tax" -- as to any Person, any tax, assessment, fee, or other charge levied by a Governmental Authority on the income or property of such Person, including any interest or penalties thereon, and which is payable by such Person.

"Term Loan A" -- the term loan to Borrower in the amount of $4,000,000.

"Term Loan A Note" -- the note delivered to Lender as required by
     Section 3.3.3 to evidence Borrower's obligation to repay
     Term Loan A.

"Term Loan B" -- the term loan to Borrower in the amount of $3,320,000.

"Term Loan B Note" -- the note delivered to Lender as required by
     Section 3.4.3 to evidence Borrower's and Tripos Realty's obligation to repay Term Loan B.

"Term Loan Notes" -- the Term Loan A Note and the Term Loan B
     Note.

"Term Loans" -- Term Loan A and Term Loan B.

"Term Loan A Commitment" -- the commitment of Lender to make the Term Loan A as provided in Sections 3.3.

"Term Loan B Commitment" -- the commitment of Lender to make the Term Loan B as provided in Sections 3.4.

"Term Loan Commitments" -- the commitment of Lender to make the Term Loans as provided in Sections 3.3 and 3.4.

"Term Loan Maturity Date" -- April 30, 2002.

 "UCC" -- the Uniform Commercial Code as in effect from time to time in the State of Missouri or such other similar statute as in effect from time to time in Missouri or any other appropriate jurisdiction.

"United States" -- when used in a geographical sense, all the states of the United States of America and the District of Columbia; and when used in a legal jurisdictional sense, the government of the country that is the United States of America.

"Welfare Benefit Plan" -- any plan described by Section 3(1) of
     ERISA.