Form 10-Q
period 1999-09-30
TRIPOS INC
filed 1999-11-15
CIK 920691

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

Yes  X              No


Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 1999: 3,290,132 shares.




                         TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION,                            Page

Item 1. Financial Statements (Unaudited)


Consolidated Balance Sheets at
     September 30, 1999 and December 31, 1998              3

Consolidated Statements of Operations
    for Three and Nine Months Ended September 30, 1999
    and September 30, 1998                                 4

Consolidated Statements of Cash Flows for Nine Months
    Ended September 30, 1999 and September 30, 1998        5

Notes to Consolidated Financial Statements                 6



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations  8



PART II  OTHER INFORMATION                                12

SIGNATURES                                                13

EXHIBITS                                                  14

                              PART I
                       FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                          (Unaudited)
                                             Sep 30,     Dec 31,
                                                1999        1998
                               ASSETS
Current Assets:
 Cash and cash equivalents                  $    659    $  1,774
 Accounts receivable                           9,136      12,451
 Inventory                                     2,820       2,389
 Prepaid expenses                              1,057       1,278
 Deferred income taxes                           201         242
    Total current assets                      13,873      18,134

Notes receivable-trade                         1,855       2,304
Notes receivable-other                           917         863
Property and equipment, net of depreciation   14,172      11,076
Capitalized development costs, net               625         877
Goodwill, net of amortization                  1,348       1,447
Investment in unconsolidated affiliates        2,423       1,982
Other, net                                       131         127

 Total assets                               $ 35,344    $ 36,810

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt
   and capital leases                         $  256     $    150
 Notes payable  (see Note 6)                   4,000          178
 Accounts payable                                593          827
 Accrued expenses                                830        2,858
 Deferred revenue                              4,348        5,005
    Total current liabilities                 10,027        9,018

 Long-term portion of capital leases             263          226
 Long-term notes payable (see Note 6)          5,929        5,289
 Long-term deferred revenue                    1,664        2,303
 Deferred income taxes                           407          465

Shareholders' equity:
 Common stock                                     33           33
 Additional paid-in capital                   18,238       17,980
 Accumulated earnings (deficit)               (1,226)       1,269
 Accumulated other comprehensive income            9          227
    Total shareholders' equity                17,054       19,509

 Total liabilities and
        shareholders' equity                $ 35,344     $ 36,810

See accompanying notes.



Item 1.  Financial Statements (continued)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                              Three Months Ended    Nine Months Ended
                               Sep 30,   Sep 30,    Sep 30,   Sep 30,
                                  1999      1998       1999      1998
Net sales:
 Software licenses             $ 2,389   $ 2,804    $ 5,941   $ 7,050
 Support                         2,005     2,054      6,153     5,879
 Accelerated discovery services    817       386      3,709     2,090
 Hardware                          296       343      1,982     2,281
Total net sales                  5,507     5,587     17,785    17,300

Operating costs and expenses:
 Cost of sales                     984     1,329      4,330     4,477
 Sales and marketing             2,477     2,511      7,103     7,279
 Research and development        2,009     1,580      6,542     4,377
 General and administrative      1,330       936      3,727     2,798
Total costs and expenses         6,800     6,356     21,702    18,931

Loss from operations            (1,293)     (769)    (3,917)   (1,631)

Other income (expense), net        (15)      877        (67)    1,332

Income (loss) before
      income taxes              (1,308)      108     (3,984)     (299)

Income tax expense (benefit)      (472)       38     (1,489)     (108)

Net income (loss)               $ (836)    $  70    $(2,495)   $ (191)

Basic earnings (loss)
     per share                  $(0.25)    $0.02     $(0.76)   $(0.06)
Diluted earnings (loss)
     per share                  $(0.25)    $0.02     $(0.76)   $(0.06)
Diluted weighted average
   number of shares              3,289     3,424      3,271     3,198

See accompanying notes.



Item 1.  Financial Statements (continued)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)
                                                Nine Months Ended
                                               Sep 30,    Sep 30,
                                                  1999        1998
Cash flows from operating activities
 Net loss                                      $(2,495)    $  (191)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
   Depreciation of property and equipment        1,231         594
   Amortization of capitalized
    development costs                              521       2,558
   Deferred income taxes                           (17)       (340)
 Change in operating assets and liabilities:
   Accounts receivable                           2,864       3,042
   Notes receivable-trade                          449      (1,216)
   Inventory                                      (443)     (1,408)
   Prepaid expenses and other assets               213        (451)
   Accounts payable and accrued expenses        (2,198)     (2,643)
   Deferred revenue                             (1,011)      1,078
 Net cash provided (used) by
     operating activities                         (886)      1,023

 Cash flows from investing activities:
   Net purchases, sales, and maturities
    of investments                                  --       1,252
   Notes receivable-other                          (54)        (54)
   Purchases of property and equipment          (4,336)     (3,023)
   Capitalized development costs                  (165)         --
   Other                                          (465)        (68)
 Net cash used in investing activities          (5,020)     (1,893)

 Cash flows from financing activities:
   Stock issuance pursuant to stock plans          258         399
   Proceeds from the issuance of
      long-term debt                             4,671         412
   Payments on long-term debt and
      capital leases                              (232)       (160)
 Net cash provided by financing activities       4,697         651

 Effect of foreign exchange rate changes
   on cash and cash equivalents                     94         (43)

 Net increase (decrease) in cash and
   cash equivalents                             (1,115)       (262)

 Cash and cash equivalents at
   beginning of period                           1,774       5,277

 Cash and cash equivalents at
   end of period                                $  659     $ 5,015

See accompanying notes.


Item 1.  Financial Statements (continued)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               (in thousands, except per share data)


(1)  Summary of significant accounting policies

     (a) Organization

      Tripos, Inc. (the "Company") delivers science, software tools, chemical products and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochem-ical, biotechnology and related research industries worldwide. The Company is also a value-added reseller of third party hardware products required to operate its software products. A substantial portion of the Company's business is conducted with pharmaceutical companies, however, the Company is not economically dependent on any customer on an ongoing basis.

     (b) Basis of presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Income taxes

     The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

(3) Comprehensive Income

      The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 1998 and 1998 are as follows:
                             Three Months     Nine Months Ended
                                 Ended
                            Sep 30,  Sep 30,   Sep 30,  Sep 30,
                               1999     1998      1999     1998

Net income (loss)             $(836)   $   70   $(2,495)  $ (191)
Foreign currency
  translation adjustments        92       227      (218)     163

Comprehensive income (loss)   $(744)   $  297   $(2,713)  $   28

     The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:
                                             1999      1998
Foreign currency translation adjustments     $  9     $ 227

Accumulated other comprehensive income       $  9     $ 227


(4) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended September 30, 1999 and 1998.

                             Three Months Ended    Nine Months Ended
                              Sep 30,   Sep 30,    Sep 30,   Sep 30,
                                 1999      1998       1999      1998
Numerator:
 Numerator for basic and diluted
 earnings (loss) per share      $(836)     $ 70    $(2,495)   $ (191)

Denominator:
 Denominator for basic earnings
 (loss) per share-weighted
 average shares                 3,289     3,226      3,271     3,198
 Effect of dilutive securities:
  Employee stock options Note A    --       198         --        --
 Denominator for diluted earnings
 (loss) per share--adjusted
 weighted average shares        3,289     3,424      3,271     3,198
 and assumed conversions

Basic earnings (loss)
   per share                   $(0.25)    $0.02     $(0.76)   $(0.06)
Diluted  earnings (loss)
   per share                   $(0.25)    $0.02     $(0.76)   $(0.06)

Note A: Employee stock options to purchase shares of the Company's common stock are not included in the computation of diluted earnings per share in the periods when the Company realized a net loss because the effect would have been anti-dilutive.

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

                                   September 30, December 31,
                                            1999         1998

      Raw materials                       $  395       $   44
      Work in process                        258        1,764
      Finished goods                       2,167          581
                                          $2,820       $2,389


(6)  Long Term Debt

     On April 30, 1999, the Company entered into a credit facility with a bank, which refinanced an existing $12,000 Credit Agreement and a mortgage note. The new Credit Agreement is for a total of $15,320 which consists of three separate credit facilities: a $3,320 secured real estate mortgage, a $4,000 three-year secured term loan, and an $8,000 three-year revolving line of credit. The Credit Agreement is collateralized by substantially all of the Company's U.S. assets and stock pledges for the Company's U.S. and foreign subsidiaries. The credit facility also requires the Company to meet certain financial covenants, including various coverage ratios.

     Effective September 30, 1999, the Company and the bank agreed to a waiver and second amendment to the credit facility to reflect operating results of the third quarter and proceeds of financing transactions described below. This amendment calls for adjustments in covenant levels. The Company expects to meet the new covenant levels in the fourth quarter of 1999 and during fiscal year 2000. At September 30, 1999, the availability under the revolving line of credit was $1.35 million.

      Subsequent to September 30, 1999, the Company entered into a financing transaction for a portion of its equipment at Tripos Receptor Research Ltd. in England. The resulting capital lease transaction generated $2.0 million in cash that was used to reduce the term loan. In addition, the Company tendered its shares in Phase-1 Molecular Toxicology, Inc. back to Phase-1 in exchange for $1.0 million and a secured note in the amount of $0.82 million, payable on November 8, 2000. The $1.0 million in cash was also applied to the term loan. These two transactions combined to reduce the outstanding balance on the term loan from $4.0 million to $1.0 million. As a result of these transactions and the terms of the second amendment to the credit agreement, the remaining outstanding balance of the term loan is classified as short-term debt pending its renegotiation or retirement.

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

      The Company's sales and expenses can vary from quarter to quarter depending upon, among other things, the Company's ability to produce compound libraries in a timely manner, the capital expenditure budgets of its customers, lengthy sales cycles, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in pricing policies by the Company, partners and other vendors, and changes in general economic and competitive conditions. In addition, the Company may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2, be recognized ratably over the life of the contract. A substantial portion of the Company's sales for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company typically experiences greater gross margins on software licenses, contract research, custom software development and chemical compound sales than on sales of hardware. The Company's profitability depends in part on the mix of its sales components and not necessarily on total sales.

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

The Company has no software used for internal processing, other than its software products that are already Year 2000 compliant, that are more than three years old. When written, this software was Year 2000 compliant. The Company has been verifying its Year 2000 compliance throughout 1998 and into 1999. In addition to informal testing and purchases of Year 2000 compliant software and equipment, the Company started development of a formal plan in October 1998. The second phase of the planning, which was completed in May 1999 includes a full written description of potential problems. The third phase, consisting of developing a written description of each solution and work-around as well as the testing plan to validate a workable solution, was completed in June 1999. The fourth phase, validation of the proposed solutions, was completed in July 1999. The Company began implementing the solutions in July 1999. Finally, the Company's plan for compliance was substantially complete by September 30, 1999. Remaining minor upgrades will be completed early in the fourth quarter. When finished, the implementation will mean that a) all computers are Year 2000 compliant, or b) computers not Year 2000 compliant will not affect the company's ability to conduct business, and c) no changes will be made to already validated systems unless adequate testing (re-validation) is performed.

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


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

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

The  Company  is currently assessing its contingency plans.   These
contingency plans were developed as part of the remedial steps taken in the second and third quarter of 1999.


Forward-looking statements

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


Results of Operations

      Net sales for the third quarter of 1999 were $5.5 million compared with $5.6 million for the third quarter of 1998. The overall decrease in net sales for the quarter was attributed to a decrease in the software line. Net sales for the first nine months of 1999 were $17.8 million compared to $17.3 million for the same period in 1998. Sales increases in accelerated discovery services and software support more than offset decreases in software licenses and hardware during the nine-month period.

     For the three months ended September 30, 1999, software licenses sales decreased 14.8% to $2.4 million. For the first nine months of 1999, software license sales decreased 15.7% to $5.9 million compared to the same period for 1998. During 1999, quarter and year-to-date software sales were adversely impacted by the tightening of funding in portions of the biotech sector, along with the timing of several large contracts. Support revenues for the third quarter of 1999 decreased 2.3% to $2.0 million from the same period in 1998. Support sales increased 4.7% to $6.2 million for the nine-month period ending September 30, 1999. The decrease in support revenues in the third quarter are attributable to the decline of software license sales in the period. For the nine-months year-to-date, support revenues increased as a result of continuing sales of long-term token license sales, a portion of which is allocated to support and recognized ratably over the life of each agreement. Accelerated discovery services ("ADS") sales increased 111.7% to $0.8 million in the third quarter of 1999 and 77.5% to $3.7 million for the nine-months year-to-date. The increase in ADS revenue is due to the Company's continuing recovery in making compound inventories available for sale along with contract research design and synthesis relationships. Hardware sales were essentially unchanged from the same three-month period in the prior year at $0.3 million. For the first nine months of 1999, hardware sales decreased 13.1% to $2.0 million compared to 1998. Sales to existing customers represent 90% of total revenues for the nine-month period. For the same period, sales of new products represent 24% of software license and accelerated discovery service sales.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

      Net sales for the Company's activities outside North America represented approximately 57% of total sales for the first nine months of 1999 compared to 45% for the same period in 1998. Net sales in Europe increased to 47% of total net sales for the first nine months of 1999 compared to 38% in 1998. Net sales in the Pacific Rim, principally Japan, accounted for 10% and 7% of total net sales for the first nine months of 1999 and 1998, respectively, demonstrating the continuing recovery of the region.

      Cost of sales for the quarter ending September 30, 1999 decreased 26.0% to $1.0 million and decreased 3.3% to $4.3 million for the nine-month period in 1999. These decreases in cost of sales were due to the decrease of hardware sales in the current year and the higher mix of software products in the prior year with trailing royalties. Cost of sales as a percent of net sales was 17.9% and 24.3% for the three- and nine-month periods in 1999, and 23.8% and 25.9% for the three- and nine-month periods in 1998, respectively.

      Gross profit margin percentage for the third quarter of 1999 increased to 82.1% from 76.2% in 1998. For the first nine months of 1999, gross margin percentage increased to 75.7% from 74.1% for the same period in 1998. The increase in gross margin percentage in 1999 compared to 1998 is attributable to a charge in the prior year for the write-down of remaining costs associated with the Optiverse library of compounds.

     Sales and marketing expenses remained flat at $2.5 million for the three-month period in 1999 and decreased 2.4% to $7.1 million for the nine-month period. Sales and marketing expenses as a percentage of net sales were 45.0% and 40.0% for the three- and nine-month periods in 1999 as compared to 44.9% and 42.1% for the same periods in 1998.

      Research and development costs for the three-month period in 1999 increased 27.1% to $2.0 million compared to $1.6 million for the same period in 1998. R&D expenditures for the nine-months year-to-date increased 49.5% to $6.5 million. R&D costs represented 36.5% and 28.3% of net sales for the quarter in 1999 and 1998, respectively, and 36.8% and 25.3% of net sales for the nine-month
periods.   The  increases in R&D expenses as a  percentage  of  net
sales reflect the decrease in the amount of capitalized costs as the Company continues to move from long-term software development cycles to a shorter-term development cycle for web-based software applications, expansion of the software consulting staff, the increase in chemistry staff at Tripos Receptor Research, and shared costs for the collaborations with the Wolfson Institute and Arena Pharmaceuticals, Inc.

      General and administrative expenses increased to $1.3 million for the third quarter of 1999 compared to $0.9 million in 1998, and represent 24.2% and 16.8% of net sales for the respective periods. For the nine-month period, G & A expenses were $3.7 million and $2.8 million in 1999 and 1998, respectively. G&A year-to-date percent to net sales was 21.0% in 1999 and 16.2% in 1998. The increases in G&A percent to sales for 1999 relate to the addition of administrative staff at Tripos Receptor Research Ltd. along with increased costs attributable to improvements in network communications infrastructure.

     Other income decreased from $0.9 million for the third quarter in 1998 to $0.1 million of net expense for the comparable period in 1999. For the first nine months of 1999, other expense was $0.1 million compared to income of $1.3 million in 1998. These changes were due to the acceleration of the amortization of deferred costs from a prior credit facility earlier this year and the


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

recognition of guaranteed income from the transfer of the rights to the Optiverse library to MDS/Panlabs in the third quarter of 1998.

      Income tax benefit was $1.5 million for the nine-month period in 1999 which represents an effective tax rate of 37% compared to $0.1 million of benefit at a rate of 36% for the same period in 1998. The Company's effective tax rate for the nine-months ended September 30, 1999 reflects the expected effective tax rate for the year ending December 31, 1999.


Liquidity, Capital Resources and Capital Commitments

      For the nine-month period ending September 30, 1999, net cash used by operations was $0.9 million as a result of a net loss of $2.5 million, depreciation and amortization of $1.8 million. For the same period in 1998, net cash provided by operations was $1.0 million.

       Investment of $4.3 million in property and equipment, primarily at Tripos Receptor Research, and the early 1999 completion of the Company's investment in Arena Pharmaceuticals of $0.5 million, resulted in a use of cash for investing activities in the first three quarters of 1999 of $5.0 million. In the prior year, investment of $3.0 million in property and equipment was partially self-funded by maturities of marketable securities resulting in a net use of cash of $1.9 million. The facilities at Tripos Receptor Research were substantially completed in the second quarter of 1999 with remaining production-related capital being disbursed in the third quarter. Compound production levels reached the Company's targeted levels during the period. As a result, any future laboratory capital will be directly related to incremental revenue opportunities. The Company believes that current working capital together with continued cashflow from operations and the $1.35 million availability under the line of credit with LaSalle Bank, N.A., will be adequate to fund liquidity requirements including investments in research and development, capital purchases, and any other commitments in the upcoming year.

     Effective September 30, 1999, the Company and the bank agreed to a waiver and second amendment to the credit facility to reflect operating results of the third quarter and proceeds of financing transactions described below. This amendment calls for adjustments in covenant levels. The Company expects to meet the new covenant levels in the fourth quarter of 1999 and during fiscal year 2000. At September 30, 1999, the availability under the revolving line of credit was $1.35 million.

      Subsequent to September 30, 1999, the Company entered into a financing transaction for a portion of its equipment at Tripos Receptor Research Ltd. in England. The resulting capital lease transaction generated $2.0 million in cash that was used to reduce the term loan. In addition, the Company tendered its shares in Phase-1 Molecular Toxicology, Inc. back to Phase-1 in exchange for $1.0 million and a secured note in the amount of $0.82 million, payable on November 8, 2000. The $1.0 million in cash was also applied to the term loan. These two transactions combined to reduce the outstanding balance on the term loan from $4.0 million to $1.0 million. As a result of these transactions and the terms of the second amendment to the credit agreement, the remaining outstanding balance of the term loan is classified as short-term debt pending its renegotiation or retirement.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               27   Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from June 30, 1999 to September 30, 1999.




                           TRIPOS, INC.
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:     November 10, 1999        John P. McAlister  /s/
                                   John P. McAlister
                                   President and
                                   Chief Executive Officer


Date:     November 10, 1999        Colleen A. Martin  /s/
                                   Colleen A. Martin
                                   Chief Financial Officer, Secretary






                           Exhibit Index

Exhibit No.    Description


27             Financial Data Schedule