Form 10-K
period 1999-12-31
TRIPOS INC
filed 2000-03-29
CIK 920691

48

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[X]   Annual  Report Pursuant to Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934.  For the fiscal  year  ended
December 31, 1999.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the transition period from _________ to _________.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000, was $42,510,262 (based upon the March 20, 2000 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 20, 2000, 3,438,919 shares of the Registrant's Common
Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the Registrant's Proxy Statement for  the  Annual
Meeting   of  Shareholders  to  be  held  May  11,  2000   are
incorporated by reference into Part III.


Part I

Item 1.

Business

Tripos, Inc. is a leading provider of integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. We combine information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by our clients.

With a strong foundation in cheminformatics, Tripos provides its customers with what we believe are distinct competitive advantages. Our "chemically intelligent" discovery software tools are able to manage, analyze and share biological and chemical information. Tripos' software consulting services help to organize data in a manner that is conducive to discovery research. Tripos' proprietary chemical compound libraries couple Tripos' molecular design technology and synthesis capabilities. Discovery research services leverage Tripos' cheminformatics expertise in molecular design analysis and medicinal chemistry. Together, these services allow our customers to take advantage of recent advances in high throughput screening for biological activity with a goal of accelerating the development and commercialization of major new products.

Our customers, a number of whom are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into strategic alliances with pharmaceutical companies that include Warner-Lambert and Pfizer along with biotechnology companies that include Arena Pharmaceuticals, LION Biosciences AG and the
Wolfson Institute. Certain of these contracts provide for recurring payments for products and services over the course of the contract term as well as milestone payments or royalty arrangements for new product discoveries. Tripos has a geographically diverse customer base, with more than half its 1999 revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, and in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

The remainder of this Item 1 contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary
Statements - Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Tripos undertakes no obligation to update any forward-looking statements in this Form 10-K.

Industry Background

The success of companies in the pharmaceutical, biotechnology, chemical and agrochemical industries is substantially dependent upon their ability to identify new pharmaceutical and chemical compounds with targeted activities and properties that can be brought to market rapidly and on a cost-effective basis. The discovery and development of a new pharmaceutical or chemical product candidate typically involves many investigative phases, including storage, retrieval, analysis, review, communication, management and manipulation of large volumes of information relating to chemical structures and properties, molecular patterns, statistical information, reactions involved in syntheses and biological properties. Based on industry data, the average pharmaceutical discovery process requires synthesis and testing of more than 10,000 chemical compounds for each new product brought to market. Tripos estimates that up to 30% of the expense of new product research and development arises in the pre-clinical phases of new pharmaceutical development, the equivalent pre-approval phase of agrochemical product development and product discovery phases of chemical research.

Industry pressure to reduce product development cost and time to market are in part attributable to increased competition and increased political, regulatory and consumer scrutiny. By reducing the time to market, pharmaceutical companies can generate substantial amounts of additional profits. In addition, environmental regulations and consumer activism are forcing chemical and agrochemical companies to evaluate alternative products and means of doing business, thereby increasing their product development and operating costs. Pharmaceutical and biotechnology companies have focused their R&D efforts on both novel compounds exhibiting demonstrable benefits over existing commercial drugs and on novel targets, many of which are emerging from work being done on the human genome project. Many companies are implementing high throughput screening laboratories with robotic systems for the rapid analysis of large numbers of compounds for biological activity. An outgrowth of this development is the increased need for material to screen, or to test. Companies are buying thousands of compounds a year to screen in order to find a novel compound with the desired biological activity.


Tripos Solution - Integration of Software, Research and Services


Tripos believes it offers a uniquely integrated suite of discovery information and analysis software tools and related software support and services, specially designed lead chemical compounds, and discovery research services. We seek to accelerate our customers' product discoveries and time to market through offering the opportunity to outsource research and discovery activities that can not be efficiently performed in house. The key elements of this strategy include:

* State of the art software products and software consulting services that aid in the identification of new chemical compounds for use in the product discovery process as well as in the production of high volumes of new chemical compounds used in the discovery process;

* A   proprietary  library  of  over  50,000  potential  lead
  compounds  which  we  believe  can  be  used  by   multiple
  customers on multiple projects to support new product discoveries;

* Discovery research services that enable customers to more efficiently and rapidly design multiple series of related chemical compounds to enhance the discovery process;

* Integration of informatics software and discovery research services to maximize the effective contribution to new discoveries; and

* A worldwide focus to our customer base, which has resulted in strategic arrangements with many leading pharmaceutical as well as emerging biotechnology companies.

Tripos has successfully demonstrated the integration of software, research and services through its collaborations with Arena Pharmaceuticals and the Wolfson Institute. The rapid and efficient discovery in these collaborations resulted in two lead series of compounds progressing from inception to in-vivo biology in less than nine months that are now being actively marketed to the pharmaceutical industry.


Products and Services.


Tripos   offers  a  complementary  range  of   new   research
technologies    including   Discovery   Software,    Software
Consulting Services and Discovery Services.


Discovery Software

Tripos offers its customers the ability to accelerate the speed with which multiple new compounds can be generated through the use of Tripos' highly integrated expert chemical design software tools. Our proprietary software is used by scientists at major research facilities around the world to manage, analyze and share biological and chemical information. Software users generally require generation of multiple series of new compounds, often numbering 10,000 or more, in order to test reactions to biological agents. Tripos' expert chemical design tools improve the efficiency of the chemical design process by providing important structure and property data to the scientists. This structure and property data is calculated through complex pattern analysis and 3D simulation of chemical structures and behaviors. By reviewing data produced through Tripos' software products, scientists can avoid costly synthesis and testing expenses that are not likely to produce positive results.

The information produced through Tripos' expert design environment can be easily accessed and reviewed by non-specialist users of the software such as medicinal chemists and biologists. This easy communication and collaboration is accomplished through Tripos' chemical Intranet technology.

The  cornerstone of Tripos' discovery software system is  its common interface, the SYBYL(R) Expert Molecular Design System.
SYBYL is a comprehensive computational tool kit for molecular design  and  analysis, which simplifies and  accelerates  the
discovery  of drugs and new chemical entities.   SYBYL  is  a
modular  collection of programs.  Customization to  meet  the researcher's  specific  needs is  achieved  by  incorporating
optional  modules.   Tripos offers software  to  support  the
following   application   areas:   molecular   modeling   and
visualization (AdvComp, MOLCAD), chemical information systems
(UnityTM,  ChemInfo,  MetaLayer),  pharmacophore   perception
(FlexSTM, RECEPTORTM), combinatorial chemistry and molecular diversity (LegionTM/CombiLibMaker(R), DiverseSolutionsTM), structure-activity relationships (QSAR, Advanced CoMFA(R), CharismaTM), structural biology and bioinformatics (Composer, GeneFoldTM, MatchMakerTM), macromolecule-based drug design, NMR analysis and structure generation, and desktop modeling and data analysis.

Other software products offered include:

UNITY Chemical         -industry-standard   3D-flexible   search
Database System        engine  for effective chemical  structure
                       based searching of multiple, distributed databases of chemical information

FlexXTM                -analyzes  potential drug  libraries  for
                       "fit" into a receptor site
                       -developed  by  Professor  Lengauer   and
                       associates  at  the GMD  German  National
                       Research     Center    for    Information
                       Technology

CharismaTM             -structure-activity          relationship
                       visualization     software     classifies
                       compounds   according  to  their   common
                       substructures and organizes results

SiteIDTM -used to find and visualize sites in protein molecules where potential drug compounds would bind

GeneFoldTM             -protein    fold   identification    tool
                       developed    with   Professors    Jeffrey
                       Skolnick   and  Adam  Godzik,   and   The
                       Scripps Research Institute

ChemEnlightenTM        -enables   filtering   of   very    large
                       chemical structure data sets based  on  a
                       variety    of   metrics   from   multiple
                       platforms

GASPTM (Genetic        -genetic algorithm selects alignments  of
Algorithm              sets  of  flexible  molecules  with  more
 Similarity Program)   pharmacophoric features
                       -developed  by Drs. Gareth  Jones,  Peter
                       Willett   and   Robert   Glen    at   the
                       University of Sheffield and the  Wellcome
                       Research Laboratories.


Software Consulting Services

Tripos is uniquely positioned to meet the growing demand in the life sciences industries for integration of information management for all aspects of research data. The highly specialized research environments of these industries require an experienced understanding of the discovery process. We draw upon two decades of experience developing scientific software applications for the pharmaceutical and biotechnology industries. Our highly trained consultants work in scientific software consulting teams to build exceptional enterprise applications specifically designed for research.

Tripos' consulting services are available to assist at all stages of an information technology project, including:

     Analysis and Specification: Tripos is skilled at interviewing end-user scientists to determine essential business tasks, current business logic, and workflow. We can perform this phase of a project independently or work with other consultants that are engaged by the customer, in order to ensure that the highest level of scientific understanding is part of any ongoing project. Our scientific software teams are experienced at determining the functional, performance and interface requirements of a new application. Tripos enlists real users for paper prototype systems to assist in validating requirements, as well as ensuring a complete and shared understanding of the system requirements.

     Research and Design: Tripos' scientific skills help the Customer develop novel methods for drug discovery. We have the inside edge for modifying and extending existing Tripos drug discovery software to explore new ideas. Our software engineers are skilled in data modeling and object-oriented design, which reduce the risks involved in engineering complex chemical and biological information systems.

     Implementation and Maintenance: Tripos' large staff of Ph.D. scientists with real industry experience is skilled in all vital web-related technologies. We created the first significant, and industry recognized chemistry applications to be written in Java and we are an industry leader in providing high-quality and high-value customer support for scientific software applications. Our customers have always ranked us highly when it comes to providing helpful and timely assistance.


Discovery Research Services

With the rapid changes in technology and the fluctuating demand for high-level capabilities driven by project initiations and terminations, outsourcing chemistry in discovery research is increasingly valuable to the life science industries. Tripos provides discovery research services in high-throughput and medicinal chemistry to identify, refine, and optimize compounds for our customers guided by our specialized design and analysis expertise.

Recent advances in the area of high throughput screening (rapid screening of compounds for biological activity) have given rise to the need for large numbers of information-dense compounds by pharmaceutical, biotechnology and other life
science   companies.   These  companies   routinely   acquire
thousands of compounds per year to screen in search of novel classes of active compounds. By applying Tripos' compound
design   technology   in  conjunction  with   its   synthesis
capabilities, we have brought to market LeadQuestTM, a growing compound library that now includes over 50,000 compounds that
meet   our  diversity  and  purity  criteria.   This  library
provides  an  efficient  source of  compounds  for  screening
eliminating  the  redundant  and  impure  samples  from   the
screening effort that are characteristic of other commercial and internal screening collections. When LeadQuest compounds demonstrate activity in pharmaceutical company assays, we can quickly and efficiently provide hundreds of similar compounds for follow-up screening, lead optimization and scale-up synthesis for interesting compounds.

Tripos   has   invested  substantially  in   state-of-the-art
chemistry in the form of screening libraries, follow-up target-focused libraries and medicinal chemistry. In 1997, we purchased Receptor Research Limited. Tripos Receptor Research is now fully integrated into our worldwide operations and is drawing strength from and providing invaluable insights to the overall organization. This aspect of the business is both product and service oriented. We sell, broadly and non-exclusively, designed libraries of chemicals for biological screening and also offer specialized libraries designed to customer requirements based on the results of their biological testing.

Tripos also uses the Tripos Receptor Research facilities to participate with collaborators in its own therapeutic discovery projects. Our unique position with respect to informatics and analysis gives us a distinct advantage in this competitive chemistry market.

The Collaborative Research group's focus is on internal discovery collaborations with Arena Pharmaceuticals and the Wolfson Institute. Tripos is combining its strengths in molecular design, combinatorial chemistry, and data capture with the pioneering expertise of complimentary organizations. Our investments and collaborative efforts are structured to deliver long-term revenue and profits based on successful research that leads to new broad-based products when partnered with pharmaceutical, biotechnology, and related companies. This unit is dedicated to managing efforts critical to the success of these projects and investments. Our goal is to partner these compounds with pharmaceutical companies for an upfront license fee and milestones related to any further development.

Tripos has developed a unique and proprietary technology for the storage and searching of vast numbers of combinatorial products and related data called ChemSpaceTM. The unique searching methods enable the user to identify new compounds that are likely to have similar activity to the original molecule while avoiding problematic side effects or toxicity. Using this technology, Tripos has rapidly created a database of trillions of synthetically accessible small organic chemical structures that are searchable in real time at the rate of two trillion per hour. The database can be customized to include reactions and compounds that are proprietary to an individual customer project. Tripos may license this technology to a limited number of pharmaceutical companies as a highly valuable part of contract research relationships. ChemSpace has proven to be an invaluable tool in performing the compound design activities in both contract research and collaborative research relationships.


Hardware Sales

Tripos resells computer systems manufactured by Silicon Graphics Inc. to its customers upon request. We do not have an inventory of systems on-hand, but merely facilitate the customers' orders. We provide this service as a convenience to our customers and do not expect nor realize high margins on these products.


Sales, Marketing and Distribution

Tripos sells its software products directly in the U.S. and Europe, through an exclusive distributor arrangement in
Japan, and through non-exclusive agency relationships in Korea, China, Singapore, India and Australia. On December 31, 1999, our sales force consisted of 39 management, technical, sales and administrative employees: 17 for the United States and Canada, 20 in Europe, and 2 for the Pacific Rim. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. We also maintain sales offices in California, New Jersey, Massachusetts, and near London, Paris and Munich.

Historically, for our software product lines for workstations, Tripos employed separate teams selling each product or service. These teams, which included scientists working in collaboration with our sales employees, have developed a consultative sales approach through which we have created relationships with our key customers. We believe these relationships enable us to understand and better serve the needs of our customers. Because our customers frequently have both domestic and international operations, our sales staff and scientists in foreign locations work closely with their counterparts in the United States to ensure that our customers' international needs are met in a coordinated and consistent fashion. For 2000, Tripos' sales organization will leverage its customer contacts by having each team represent all products and services.

Tripos sells its workstation-based software products in a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per module. Network-based licensing is available, based on a count of the number of simultaneous users. We have also introduced one, two and three year token license options that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms. We expect our customer base to migrate to shorter-term license renewals based on the flexibility to access more of our software products. These arrangements are expected to provide a predictable recurring revenue stream from periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their problems.

Software Consulting Services are sold on a collaborative basis, by direct salespeople and scientists, to the end user chemist and information technology departments at the customer site. Each contract is negotiated based on the custom software service needs of the customer. The term of the contract is highly variable but current examples range from two weeks up to two years. Tripos provides programming and scientific expertise on a cost plus margin basis. Services may include specifications, gap and risk assessment, and full biological and chemical data integration.

Historically, sales of the compound libraries were made through a staff dedicated to the product, however, beginning in 2000, all sales representatives will offer these products. The LeadQuest library now includes over 50,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and Tripos retains no trailing rights to the compounds once they are purchased by a customer.

Tripos' sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as with the industries we serve. Our sales representatives are compensated through a combination of base salary, commissions and bonuses based on quarterly and annual sales performance. In addition, our pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive total compensation determined in part by their success in supporting and generating sales in a particular territory.

Contract research and software development relationships are offered through a team comprised of salespeople, discovery scientists and members of the senior management staff. This approach is best suited for the long cycle required to develop meaningful partnerships with key customers for the outsourcing of discovery research.

Tripos exhibits its products and services at various scientific conferences and trade exhibitions, including national and regional conferences of the American Chemical Society, at the IBC Drug Discovery Conference, Society for Biomolecular Screening and the CHI High Throughput Screening for Drug Discovery Conference. Tripos scientists frequently publish and present results of original research at these and other conferences throughout the world.

Tripos   sells   its  personal  computer  software   products
principally  through  direct  mail  and  relationships   with
distributors.


Customer Training, Service and Support

Tripos' licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided for an annual fee. Approximately 85% of our commercial customers and 68% of our academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to utilize our products effectively.

Tripos  offers customer training in the use of  its  products through staff knowledgeable in both chemistry and computer science. We send technical newsletters, bulletins, and advance notification about future software releases to our customers to keep them informed and to help them with resource allocation and scheduling. We also sponsor seminars throughout the world for our customers, involving presentations both by our personnel and guest lecturers. These seminars are designed to enhance customer understanding of our products and their potential utilization as an aid to customer research requirements. We currently provide our customers with advice on computer system configuration management and frequently provide customers with consulting advice in addressing particular research questions as part of the normal pre- and post-sales process.


Product Development

Tripos believes that its position as a leader in discovery products and services will depend in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness, integrate complimentary third-party products and meet a rapidly evolving range of customer requirements. We intend to continue to make substantial investments in product and technology development to meet our customers' demands.

We have previously experienced delays in developing new products ranging from a few days to approximately twelve months. The complexity of developing new and enhanced scientific information management software in a client/server environment is significant. Delays or unexpected difficulties in any segment of a development project can result in late or undeliverable product. In view of this complexity, there can be no certainty that we will be able to introduce our products on a timely basis in the future, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance.

Tripos' research and development activities are undertaken by its Discovery Software group and its Discovery Services group. The Discovery Software group, composed of chemists and other scientists, works closely with customers to identify market needs for new products. Upon identification of a market need for a new product, the Discovery Software group collaborates with our software engineers to develop requirements and specifications, implement code and perform regression tests for the new product. Separate quality assurance, environment management and systems groups manage the final release, documentation and porting of the new product to all supported platforms. In addition, Tripos funds research at certain academic institutions. We believe that this funding allows us to gain access to significant technology not otherwise available. We enter into funded research and development arrangements with major pharmaceutical customers to develop software tools crucial to data capture and management in high throughput environments.

Tripos derives Discovery Service revenues from its compound library product, LeadQuestTM, and Discovery Contract Research services. Through an alliance with MDS Panlabs, Inc., we sold the OptiverseTM compound library in 1997 and the first quarter of 1998. Optiverse was a general screening library of over 100,000 diverse chemical compounds. In early 1997, a shift in the market demanded an increase in the level of purity of this product. Despite the anticipation of this demand and the purchase of a specialized apparatus for compound purification, the delay in receipt of this equipment and subsequent further delay in the purification process caused a nine-month slippage in new product. In early 1998, we restructured our agreement with MDS Panlabs terminating our distribution of the Optiverse product. Simultaneously, we shifted the focus of our newly acquired laboratory, Tripos Receptor Research in Bude, England, from contract research synthesis to synthesis for general screening libraries and announced the launch of our own LeadQuest compound library product. In June 1998, we purchased an inventory of highly-pure diverse chemical compounds from a third-party for distribution to continue generating revenue from this market. In September 1998, we opened our first laboratory facility suitable for all chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries in our internal therapeutic collaborative work with Arena Pharmaceuticals and the Wolfson Institute. In May 1999 we opened our second and larger laboratory facility, providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. By the end of 1999, we had reached our targeted monthly synthesis and purification rate. The inventory of compounds of the LeadQuest library has increased to over 50,000 highly pure compounds available for sale and we completed several contract research projects.

Research and development expenses include all costs of software development and maintenance, all necessary expenses to deliver upon software consulting service contracts, all non-capitalized costs associated with the production of compound libraries and all costs of fulfilling discovery research projects. In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, Tripos capitalizes software development costs for both external and internal use.

Tripos has entered into consulting contracts with certain customers that provide for collaboration in customizing chemical compound libraries for drug discovery in specific therapeutic areas. We recognize revenue related to such agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis.

Our software consulting services consist of building customized systems solutions for our customers. Chemical research teams require improved information access and usage in their discovery process. We help our customers meet these needs by applying our expertise in web technologies, chemical information systems, and biological data handling to build integrated systems designed specifically for the customer's environment and discovery process. Revenue is recognized as technology is delivered or services are performed.


Proprietary Rights

Tripos relies upon a combination of patent, copyright, trademark and trade secret laws. License and non-disclosure agreements are used to establish and protect the proprietary rights in our products. We hold two key patents in the area of analysis of the relationship of chemical structure to activity; one issued in the early 1990's on our SYBYL QSAR product and the other issued in 1998 on our Hologram QSAR. From 1996 to 1998, Tripos applied for nine (9) other software patents and, jointly with collaborators, for an additional four (4) composition-of-matter or related use patents, all of which are patent-pending. The source code for our products is protected both as a trade secret and as an unpublished, copyrighted work. In addition, our core software products are developed and manufactured only at our St. Louis facility. Tripos does not disclose the source code for its products to any of its distributors. We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years. Also, upon request, Tripos has placed source code in escrow for use by a minimal number of designated customers for limited support purposes on a contingency basis. All major software products are shipped from our St. Louis facility under a technical license management system that governs access. Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where Tripos does business. The markets in which we compete are characterized by rapid technological change. While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

Tripos licenses its workstation software through the execution of license agreements. We license our personal computer software products by use of a "shrinkwrap" license. A "shrinkwrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product and is intended to bind the purchaser, by the purchaser's acceptance of the software, to such terms and conditions.

Tripos has a number of contracts with academic institutions and individuals providing it the right to license, market and use technology developed outside the company. These products enhance our ability to offer an enriched product line and represent a material percentage of our annual revenue.

Tripos' general screening and targeted compound libraries, which are manufactured and shipped by Tripos Receptor Research from its Bude, England facilities, and the related synthesis methods and approaches, are protected by non-disclosure agreements during the prospective customer's evaluation and/or use. Compound, consulting, contract research and collaborative agreements entered into by Tripos require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.


Competition

Tripos operates in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards. We compete with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. Our Discovery Services group competes with other vendors for the sale of contract research, targeted libraries and diverse compound libraries.

Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. The competition we experience in our existing and targeted markets could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on us. A number of our existing competitors have significantly greater financial, technical and marketing resources than we do. We believe that the principal factors affecting competition in our markets are product quality, performance, reliability, ease of use, technical service, support, and price. We expect that these factors will remain major competitive issues in the future, but additional factors will become increasingly important, including contribution to the overall efficiency of the research effort through enhanced integration, communication and analysis. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material effect on our business, operating results or financial condition.


Production

Our software production operations consist of assembling, packaging, shipping of software and database products along with documentation needed to fulfill orders. Outside vendors provide printing of documentation, manufacturing of packaging materials and assembly of our desktop products. We typically ship our software products promptly after the acceptance of a customer purchase order and the execution of a software license agreement. Accordingly, we do not generally have any significant software backlog, and we believe that a backlog at any particular time, or fluctuations in backlog, are not indicative of sales for any succeeding period.

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


Significant Customers

Tripos does not derive 10% or more of its total sales from any single customer.


International Sales

Tripos sells its software products through its wholly owned subsidiaries in Europe and through a network of distributors in the Pacific Rim, Australia and India. Net sales from the Company's activities outside of North America represented approximately 41%, 48% and 55% of total net sales in 1997, 1998, and 1999, respectively. Net sales in Europe accounted for 32%, 40% and 46% of net sales in 1997, 1998, and 1999, respectively, with the balance from customers in the Pacific Rim. We believe that revenues from our foreign activities will continue to account for a significant percentage of total net sales. See Note 7 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.


Employees

As of December 31, 1999, Tripos had a total of 206 employees, of whom 114 were based in the United States and 92 were based internationally. Of that total, 59 were engaged in marketing, sales and related customer-support services, 49 in product development, 58 in chemistry laboratory activities and 40 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.


Executive Officers of the Registrant

The information required by this item is included in the Tripos' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2000 under the caption
"Management", and is incorporated herein by reference.



Item 2.   Properties

Tripos' principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. Tripos owns these facilities which are financed by a mortgage note. Laboratory facilities in Bude, England are owned by the Company. Tripos leases two domestic sales and service offices in Shrewsbury, New Jersey and South San Francisco, California. Our European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.


Item 3.   Legal Proceedings

Tripos is currently not a party to any material litigation and is currently not aware of any pending or threatened litigation that could have any material adverse effect upon its business, operating results or financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December
31, 1999.



Part II

Item  5.    Market for Registrant's Common Stock  and  Related
Shareholder Matters

Tripos' common stock trades on The NASDAQ National Market System under the symbol "TRPS". The following table sets forth the range of the high and low sales prices per share of the common stock for the fiscal quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.

             1999                High          Low
     First quarter......       $11.250       $7.625
     Second quarter.....       $ 9.000       $7.125
     Third quarter......       $ 8.250       $6.000
     Fourth quarter.....       $15.250       $6.375

             1998                High          Low
     First quarter......       $14.875       $ 9.000
     Second quarter.....       $14.750       $11.000
     Third quarter......       $14.000       $ 6.625
     Fourth quarter.....       $ 9.625       $ 5.250

Tripos had approximately 1,000 shareholders of record and 2,600 street name holders as of December 31, 1999. We have not declared or paid any dividends on our Common Stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends in the foreseeable future to common shareholders. Subsequent to December 31, 1999, Tripos sold 409,091 shares of Series B Convertible Preferred Stock in a private placement transaction. The Series B shares carry a dividend rate of 5% payable in cash or stock at the holder's option, are redeemable in February 2005, and are initially convertible into shares of Commons Stock on a one-for-one basis.



Item 6.   Selected Financial Data

  Selected Consolidated Financial Data

                                     Year     Year     Year     Year     Year
                                    ended    ended    ended    ended    ended
Consolidated Statements           Dec 31,  Dec 31,  Dec 31,  Dec 31,  Dec 31,
of Operations
In thousands, except per             1999     1998     1997     1996     1995
share amounts

Net Sales:
  Software licenses.............. $10,909  $11,639  $10,117   $9,186   $8,651
  Support........................   8,154    7,928    7,209    6,715    6,510
  Discovery services.............   5,185    2,831    7,737    9,053    2,111
  Hardware.......................   3,001    3,174    5,125    3,832    3,825

     Total net sales.............  27,249   25,572   30,188   28,786   21,097

Cost of sales....................   6,755    6,685    9,999    9,990    6,458

Gross profit.....................  20,494   18,887   20,189   18,796   14,639

Operating expenses:

  Sales and marketing............   9,673    9,737   10,065   10,705    9,951
  Research and development.......   8,450    6,263    3,810    2,796    2,978
  General and administrative.....   5,569    4,182    2,940    2,991    2,030
  Restructuring charge...........       -        -        -        -    2,165

Total operating expenses.........  23,692   20,182   16,815   16,492   17,124

Income (loss) from operations....  (3,198)  (1,295)   3,374    2,304   (2,485)
Other income (expense), net......   1,183    1,404      511      408      450

Income (loss) before income taxes  (2,015)     109    3,885    2,712   (2,035)

Income tax expense (benefit).....     274       38    1,305      760     (339)

Net income (loss)................ $(2,289)     $71   $2,580   $1,952  $(1,696)

Basic earnings (loss) per share(1) $(0.70)   $0.02    $0.84    $0.67   $(0.59)
Basic weighted average number
  of shares......................   3,277    3,208    3,085    2,923    2,860

Diluted earnings (loss) per
  share (1)......................  $(0.70)   $0.02    $0.74    $0.61   $(0.59)
Diluted weighted average
  number of shares...............   3,277    3,480    3,504    3,222    2,860

Consolidated Balance Sheet Data
(at year end)  (2)

Working capital.................. $ 6,351  $ 9,115   $9,544  $10,589  $ 8,800
Total assets..................... $40,390  $36,810  $32,610  $24,509  $19,059
Long-term obligations,
  less current portion........... $ 8,224  $ 5,514  $ 3,367  $     -  $     -
Total shareholders' equity....... $17,583  $19,509  $18,909  $14,367  $11,322

(1) Earnings per share for 1996 and prior periods has been restated to reflect the adoption of FAS 128.
(2) See Note 1 of the Notes to Consolidated Financial Statements for discussion regarding the comparability of consolidated balance sheet data.



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.


Overview

Tripos, Inc. is a leading provider of an integrated array of discovery software, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. Tripos combines information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by its clients.

Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. In 1999, over 80% of software license revenues were sold to the pharmaceutical and biotechnology industries; however, no single customer represented more than 10% of revenues to Tripos. Tripos licenses its software and support in the form of one to three year renewable contracts for any of its more than 50 software modules available for sale. In 1999, 70% of revenues were derived from the sale of software licenses and support.

Tripos' integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenues in 1999 were 2% of total revenues, and we expect to increase sales activity to support future revenue growth. Revenue is generated on a billable rate per day and is recognized as services are performed.

Tripos leverages its expertise in chemical compound library design technology to develop and manufacture general screening libraries for sale to the life sciences industries. Its current library of over 50,000 highly pure and diverse compounds, is marketed under the name LeadQuestTM. In 1999, 12% of revenues were derived from the sale of this product.

Tripos' sale and manufacture of chemical compound libraries has created the opportunity to offer follow-up contract research services to customers for design and synthesis of focused libraries for lead optimization. A contract of this nature may be derived from the follow-up of positive biological activity in a LeadQuest compound sold to a customer or may come from compounds originated by the customer. In 1999, 7% of Tripos revenues were generated by this activity.

In 2000, Tripos plans to market a comprehensive research process to its life sciences customers for rapid and cost effective discovery. The process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization. Tripos will also work with its collaborators to achieve the milestones associated with this type of contract. These would be multi-million dollar contracts and may include royalties and milestones.

In February 2000, Tripos entered into a strategic alliance with LION Biosciences AG to integrate LION's bioinformatics with Tripos' cheminformatics expertise. The companies intend to jointly market their products and services to the life sciences industry. As part of this alliance, LION made a $9.0 million investment in convertible preferred stock of Tripos. These funds are being used for general corporate purposes.

In 1999, Tripos created a strategic alliance with Cyprotex, a newly formed company whose focus is development of in-vitro screens and data modeling capabilities to predict biological reactions of new chemical entities. These reactions are essential in determining the survival of new drug candidates. Tripos and Cyprotex will jointly market their services to the drug discovery market.

In 1999, Tripos completed its investment in collaborative internal drug discovery programs with Arena Pharmaceuticals and the Wolfson Institute. These collaborations generated, in a relatively brief nine-month period, patented lead compounds that are actively being marketed for commercial development in partnership with a pharmaceutical company. Tripos does not expect to receive revenues from the licensing of these compounds before the second half of 2000.

Tripos  also  acts  as  a reseller of  computer  hardware  in conjunction with software sales. Hardware sales are generally made to facilitate integration of Tripos' software into customer research activities and are not a focus of Tripos' sales activities. Tripos acts merely as an authorized reseller for a single vendor and does not maintain any inventory. Accordingly, margins on these sales are relatively modest.

Tripos licenses its discovery software tools to customers, provides ongoing support, including upgrades selected by customers, and provides consulting services to its customers
that  enable  integration  of  Tripos'  discovery  tools   to
customers' discovery operations. Certain long-term software licenses may, subject to certain rules of SOP 97-2 and SOP 98-
4,  be  recognized  over the life of  the  contract.   Tripos
generally   expenses  its  research  and  development   costs
associated with software enhancements and new software tools. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales.

Over the past two years, Tripos has staffed its worldwide operations to efficiently execute its current business plan. The quarterly expenses include the fixed costs of research and development for software development, software consulting services, and contract research. Tripos believes that its selling and administrative costs will remain constant on a quarterly basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation and bonuses.

Over the past two years Tripos has used its capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business segments, and investments in Arena Pharmaceuticals. In the future, Tripos expects to dedicate available cash to maintain capital infrastructure and conduct operations.

Tripos' revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers budget processes, the success of our sales efforts, the lengthy sales cycle and Tripos' ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by Tripos and other vendors, changes in pricing policies by Tripos, partners and other vendors, consolidation in customer base, and changes in general economic and competitive conditions. In addition, Tripos may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of revenue recognition policies. A substantial portion of revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Tripos' quarterly results can be effected by the mix of its revenue components.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including, under the caption "Cautionary Statements-Additional Important Factors to be Considered." Tripos is under no obligation to update any forward-looking statements in this section. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements.



Results of Operations

  The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
                                   1999      1998      1997

      Net sales:
        Software licenses            40%       46%       33%
        Support                      30        31        24
        Discovery services           19        11        26
        Hardware                     11        12        17
      Total net sales               100       100       100
      Cost of sales:
        Software licenses            17        21        17
        Support                       2         1         2
        Discovery services           37        44        45
        Hardware                     93        91        91
      Total cost of sales            25        26        33

      Gross profit                   75        74        67
      Operating expenses:
        Sales and marketing          36        38        33
        Research and development     31        25        13
        General and administrative   20        16        10
      Total operating expenses       87        79        56

      Income (loss) from operations (12)       (5)       11

      Interest income                 1         2         2
      Interest expense               (3)       (1)        -
      Other income (expense), net     7         5         -
      Net income (loss)
      before income taxes            (7)        1        13

      Income tax expense              1         0         4

      Net income (loss)              (8)%       1%        9%

Net Sales. Net sales decreased approximately 15% from $30.2 million in 1997 to $25.6 million in 1998, and increased 7% in 1999 to $27.2 million. These fluctuations in net sales were principally attributable to sales of diverse chemical compound libraries and contract research in the Discovery Services business. The increases in the Discovery Services business in 1999 were offset by declines in sales in the software license business. New product sales represented 17% of sales in 1997, 8% in 1998, and 11% in 1999. Tripos generates a substantial portion of its revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 62%, 52%, and 57% of total net sales in 1997, 1998, and 1999, respectively.

Net sales from activities outside of North America represented approximately 41%, 48% and 53% of total net sales in 1997, 1998 and 1999, respectively. Net sales in Europe accounted for 32%, 40%, and 44% of net sales in 1997, 1998, and 1999, respectively, with the balance from customers in the Pacific Rim area, principally Japan. Tripos believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales.

List prices for Tripos' software products have remained relatively stable over the last few years. In 1997, Tripos started selling token software licenses in addition to term licenses. A token license includes a minimum level of modules for a minimum total price. In 1997, 1998 and 1999, 18%, 38%, and 54%, respectively of software license sales were sold in the form of a token license. As a result of selling more modules through token licenses, the average software license revenue per customer has increased. The average sale price for chemical compound libraries decreased in 1997 and 1998 due to the demand for a highly purified product which caused a decline in the size and number of orders based on the availability of purified product for sale. In 1999, Tripos' new product offering which guaranteed greater than 70% purity for every compound, allowed the price per compound to increase as the value of the compounds to customers increased. Existing customers represented 85% of total  net  sales in 1997 and 1998 and increased  to  89%  in
1999. Increasing net sales from period to period is dependent, in part, on Tripos' ability to introduce new products and services, which are accepted by the market, and on Tripos' ability to penetrate new and existing markets.

Software license sales increased 15% from $10.1 million in 1997 to $11.6 million in 1998 and decreased 6% to $10.9 million in 1999. The increase from 1997 to 1998 was due to the strength of the sales to the biotechnology customer base in 1998. The decrease in 1999 was due to a decline in sales to the West Coast biotechnology customer base which was not entirely offset by the increase in sales due to a new software development contract, the introduction of four new software products, and an increase in European and Japanese software sales of 21%.

Support sales increased 10% from $7.2 million in 1997 to $7.9 million in 1998, and increased 3% to $8.2 million in 1999. The increase for the three-year period is primarily due to a larger installed base of customers with more modules per customer as a result of the overall increase in software license sales in the prior years.

Tripos derives Discovery Service revenues from its compound library product, LeadQuestT, and Discovery Contract Research services. Discovery Services sales decreased 63% to $2.8 million in 1998 from $7.7 million in 1997 and increased 83% to $5.2 million in 1999. Fluctuations in these sales are attributable to the repositioning of this business from the distribution of compounds manufactured by third parties to the distribution of compounds designed and manufactured with Tripos staff and facilities. Prior to mid-1998, Tripos distributed a series of chemical compounds manufactured by a third party. Since that time, Tripos has constructed a chemistry laboratory facility and produced a library of chemical compounds with the purity and in amounts sufficient to meet Tripos' projected sales needs. Tripos also offers contract research and other services for customers through these facilities. See the "Business - Product Development" section of this Form 10-K for further discussion.

Hardware revenues decreased 38% to $3.2 million in 1998 from $5.1 million in 1997 and decreased by 5% to $3.0 million in 1999. The decrease in 1998 and 1999 reflects the absence of new models of hardware offered during the past two years as well as customers decision to move from Unix based platforms to Windows NT systems.

Cost of Sales. Total cost of sales decreased 33% from $10.0 million in 1997 to $6.7 million in 1998, and increased 1% to $6.8 million in 1999, which represents 33%, 26% and 25%, respectively, of total net sales. The decrease in 1998 was due to the decrease in costs of diverse compound libraries as a result of the decline in sales of compound libraries. In 1999, the slight increase in cost of sales was caused by a 50% increase in costs of sales corresponding to the increase in the compound library sales offset by a 20% decrease in software license costs based on lower software amortization and royalty costs.

Costs of software licenses represented 17%, 21% and 17% of software license sales in 1997, 1998, and 1999, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. The cost of software licenses as a percentage of software license sales increased in 1998 due to an increase in third-party royalties based on an increase in the number of third-party software modules sold during the year. In 1999, the costs of software licenses as a percentage of sales declined based on a decrease in amortization in previously capitalized software and a decrease in third-party royalties based on the mix of software modules sold.

Costs of support represented 2%, 1% and 2% of support sales in 1997, 1998, and 1999, respectively. Cost of support principally consists of software product packaging, media and updates to documentation. The decrease in costs of sales for support in 1998 is due to lowered costs of documentation and electronic delivery of software applications. The increase in 1999 is due to the costs of the release of a major upgrade to software.

Costs of Discovery Services represented 45%, 44% and 37% of Discovery Service sales in 1997, 1998, and 1999, respectively. The cost of the Discovery Services business is represented by the costs of compound libraries. In 1999, the decrease in the costs as a percentage of Discovery Services sales was due to the significant increase in contract research sales, costs of which are reflected in R&D.

Costs of hardware represented 93%, 91% and 91% of hardware sales in 1997, 1998 and 1999, respectively. Cost of hardware consists of the costs of hardware sold. The Company expects the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit. Gross profit was $20.2 million in 1997, $18.9 million in 1998, and $20.4 million in 1999, which represents gross profits of 67%, 74% and 75%, respectively. The increase in the gross profit margin in 1998 was due to the increase  in  software  license and  support  sales  and  the decrease in the compound library and hardware sales. The slight improvement in the gross margin in 1999 was due to the increase in contract research revenues in the Discovery Services business.

Sales and Marketing Expenses. Sales and marketing expenses decreased 3% from $10.1 million in 1997 to $9.7 million in 1998, and decreased 1% to $9.67 million in 1999. The decrease in 1998 and 1999 was due to the overall decrease in commission-based revenues and efficiencies created in sales management expenses. Sales and marketing expenses as a percentage of net sales increased from 33% in 1997 to 38% in 1998, and decreased to 36% in 1999. The fluctuation in sales and marketing expenses as a percentage of sales is a function of the overall fluctuation in sales.

Research and Development Expenses. Research and development expenses increased 64% from $3.8 million in 1997 to $6.3 million in 1998, and increased 35% to $8.5 million in 1999, representing 13%, 25%, and 31% of net sales, respectively. The increases in 1998 and 1999 are due to the increase in chemistry staff at Tripos Receptor Research, shared costs for the collaborations with Arena Pharmaceuticals and the Wolfson Institute, and an increase in staff and facilities for software consulting programmers.

Research and development expenses, including the amount of capitalized costs were $6.4 million in 1997, $6.3 million in
1998  and   $10.9 million in 1999 which represents 21%,  25%,
and 40% of net sales, respectively. In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, the Company capitalizes software development costs for both external and internal use. In 1997, the capitalized costs of compound development were classified on the balance sheet under "Capitalized Discovery Services". Beginning in 1998, Tripos capitalized compound library production and
design  costs  to  inventory.   The  total  amount  of  costs
capitalized  were   $2.6  million,  $1.3  million,  and  $2.4
million   in   1997,  1998  and  1999,  respectively.    This
represented 41%, 21% and 22% of total product research and development expenditures in these periods. Tripos anticipates that its investment in new product research will increase
significantly  as  Tripos  continues  to  develop  four   new
software   modules  per  year,  works  on   funded   software
development  contracts  with  customers,  increases   diverse
compound library production and performs contract research and software consulting services. Tripos reflects costs to fulfill discovery research, funded software development and software consulting service agreements in R&D to better reflect the synergies of staff interaction, variability of staff utilization and of the outcomes from certain of these consulting contracts.

General and Administrative Expenses. General and administrative expenses increased 42% from $2.9 million in 1997 to $4.2 million in 1998 and increased 33% to $5.6 million in 1999, representing 10%, 16%, and 20% of net sales, respectively. The increase as a percentage of sales in 1998 and 1999 is due to the addition of Tripos Receptor Research administrative staff, worldwide infrastructure and IT expansion, and a bonus reserve. Tripos expects general and administrative expenses to remain at comparable levels to 1999 in the future.

Interest  Income.   Interest  income  of  $543,000  in  1997,
$471,000  in  1998  and $347,000 in 1999, was  from  interest earned on investments.

Interest Expense. Interest expense of $50,000 in 1997, $304,000 in 1998, and $976,000 in 1999 was from interest due on the long-term note payable for the corporate building, the line-of-credit, the term loan, and interest on capital leases.

Other Income (Expense). Other income (expense) was $18,000 in 1997, $1.2 million in 1998, and $1.8 million in 1999. In 1998, other income was primarily from the recognition of the guaranteed settlement payment attributable to the transfer by Tripos of the marketing and distribution rights of the Optiverse product to MDS Panlabs. In 1999, other income was primarily from the gain on the sale of all of Tripos' equity holdings in Phase-1 Molecular Toxicology, Inc.

Income Tax Expense. Tripos' tax expense was $1.3 million in 1997, $38,000 in 1998 and $274,000 in 1999. The effective tax  rate  was  34%, 35% and (14%) for 1997, 1998  and  1999, respectively. The effective tax rate in 1999 reflects a 100% valuation allowance on the net operating losses for subsidiaries in the United Kingdom. Tripos believes that it will fully utilize these losses to offset future income tax expenses in the United Kingdom. The estimated tax benefit of these losses, to be realized in a future period, is approximately $1.1 million. The tax expense in 1999 is attributable to taxes on net income in the United States, France and Germany.


Liquidity and Capital Resources

Tripos' working capital decreased from $10.3 million in  1998 to $7.5 million in 1999. The decrease in working capital is the result of the expansion of Tripos Receptor Research
Limited and build-up of compound inventories.

Net cash used by operating activities in 1999 increased to $1.5 million from $0.4 million in 1998. This was primarily due to an increase in prepaid and other current assets of $1.1 million, an increase in accounts payable and accrued expenses of $1.1 million, an increase in amortization of $0.5 million, an increase in depreciation of $1.7 million offset by a decrease in net income of $2.3 million and a decrease in short-term receivables of $1.9 million along with a gain from the disposition of Tripos' equity interest in Phase-1 Molecular Toxicology of $1.5 million. In 1998, net cash provided by operating activities decreased from $4.4 million in 1997 to net cash used of $0.4 million. This was primarily due to a decrease in net income of $2.5 million, an increase in short-term receivables of $2.2 million, an increase in inventory of $2.0 million, an increase in notes receivable of $0.6 million for customer accounts receivable due to long-term installment sales offset by an increase in deferred revenue of $2.6 million due to both increased support billings at year-end and token license contracts for the year.

Net  cash  used in investing activities decreased  from  $5.6
million  in  1998  to  $4.5 million in  1999.   The  decrease
relates to the proceeds from the disposal of the Phase-1 investment partially offset by the note receivable from Phase-1 and the reduced level of investment in property and
equipment  at  the  laboratory facility in  England.   Tripos
invests available cash in bank deposits, investment-grade securities and, short-term interest-producing investments, including government obligations and other money market instruments. Tripos anticipates that fiscal 2000 capital purchases will decrease substantially below those of 1999 as the expansion of the facilities at Tripos Receptor Research have been completed.

Net cash provided by financing activities increased from $2.5 million in 1998 to $5.1 million in 1999 as Tripos increased its utilization of its line-of-credit, issued a $4.0 million term loan and financed equipment additions with capital leases. The debt issuance was partially offset by principal payments on the long-term debt and capital leases.

On  February  4,  2000,  LION Biosciences  AG  invested  $9.0 million in the form of a convertible preferred private placement. The proceeds from this investment were used to pay off the $1.0 million term loan outstanding with LaSalle Bank. The balance of the investment will be used to fund short-term liabilities or to pay down the existing line-of-credit if warranted by changes in interest rates.

Tripos believes that with its cash and accounts receivable balances, projected cash flow from operations, availability under a $4 million line-of-credit, and the recent funding by LION BioSciences, it will be able to meet both its liquidity needs and capital expenditure needs for the next twelve months. See Note 12 later in this Annual Report for further discussion of the credit facilities available to Tripos. Tripos may seek to obtain additional financing in the future in connection with its product development efforts and its efforts to penetrate existing and new markets for its products and services. Decisions to access additional capital will reflect projected working capital needs, business expansion needs, possible acquisitions of complimentary business entities, and the availability of attractive financing alternatives.


Foreign Currency Translations

Tripos' foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to foreign currency gains or losses. Due to the relative stability of the currency of the countries in which it operates and the level of investment in each country, Tripos' current intent is to retain assets within its foreign operations to fund those operations. Tripos' foreign currency transaction gains and losses have not been significant to date, and it believes the exposure to future foreign currency transaction gains and losses is minimal.



Cautionary Statements-Additional Important Factors to be Considered

Tripos'  future  results could differ materially  from  those
discussed   in  this  Annual  Report.   Factors  that   could
contribute to such differences, include, but are not limited to, the following:

Expansion of services and sales activities. Tripos' strategy of providing direct integration of sophisticated information technology with the experimental sciences in the form of chemical laboratories to produce faster, more cost-effective new product discovery has not yet garnered widespread commercial acceptance. This integrated approach also requires Tripos' sales force to broaden their existing knowledge base in selling discovery software to include selling software consulting services and discovery research services. There can be no assurance that the market will accept Tripos' integrated approach or that competitors will not offer other approaches that gain greater technological acceptance.

Future capital needs. Tripos may be required to raise additional capital in the near future to conduct operations through additional public or private equity financings, collaborative arrangements, borrowings or other available sources. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or securities convertible into equity, the issuance of these securities could result in dilution to our existing stockholders.

Dependence on pharmaceutical and biotechnology industries. Tripos has benefited to date from the increasing trend among pharmaceutical and biotechnology companies to outsource chemical research and development projects. A reversal or slowing down of this trend, a general economic downturn in these industries, could have a material adverse effect on our business, financial condition and results of operations.

Competition. Tripos competes with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions in size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and developing and optimizing chemical processes. These competitors may have greater financial and other resources and more experience than Tripos in certain research and development methods.

Protection of proprietary technology. Tripos' success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets and copyrights, enforce restrictive licenses granted to third parties, obtain licenses to technology owned by third parties when necessary or developed in collaboration with us, and conduct our business without infringing the proprietary rights of others.

Variations in quarterly operating results. Tripos historically has experienced stronger financial performance in the third and fourth quarters of each fiscal year followed by a comparative decline in the first and second quarters. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions.

Dependence on collaborators. Tripos' commercial success depends on its ability to enter into joint venture or other collaborative arrangements with third parties. To date, we have entered into numerous such arrangements with large pharmaceutical companies and emerging biotechnology companies. There can be no assurance that we will be able to continue to establish these collaborations, that any such collaborations will be on favorable terms, or that current or future collaborations will ultimately be successful.

Dependence on key personnel. Tripos' future success depends to a significant degree upon the continued service of key technical and senior management personnel, in particular, its President and Chief Executive Officer, Dr. John P. McAlister, as well as key technical personnel on the software and laboratory side. None of our key personnel is bound by an employment agreement or covered by an insurance policy where Tripos is the beneficiary. The loss of one or more key members could have a material adverse effect on the Company's business, financial condition and results of operations.


Competitive market for experienced scientists and programmers. Tripos competes with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions for new scientific personnel. We compete with consulting companies for experienced computer programmers to carry out our software consulting services. We cannot assure that we will continue to be successful in attracting and retaining qualified personnel should the worldwide demand for these skilled individuals increase.

Potential adverse impact of pharmaceutical and health care reform. Tripos expects that a substantial portion of its revenues in the foreseeable future will be derived from services provided to the pharmaceutical and biotechnology industries. If legislative proposals or reforms are adopted that have a material adverse effect on the businesses, financial condition, and results of operations of pharmaceutical and biotechnology companies that are actual or prospective customers, Tripos' business, financial condition and results of operations could be materially and adversely effected as well.

Year 2000 compliance. In prior years, Tripos discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology systems and believe those systems successfully responded to the Year 2000 date change. The cost of remediating our systems was included in the capital and expense budgets for 1999 and did not materially differ from prior years. We are not aware of any material problems resulting from Year 2000 issues, either with products, internal systems, or the products and services of third parties. Tripos will continue to monitor mission critical systems throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.



Item 7a. Market Risks

Tripos'  exposure  to  market risks  is  limited  to  foreign
exchange  variances  and  fluctuations  in  interest   rates.
Neither foreign exchange nor interest rate exposure has resulted in a material impact on Tripos.

Tripos'  foreign  exchange  risk  is  presently  limited   to
currencies that historically have exhibited only minor fluctuations. Assets outside the United States are primarily located in England. Tripos' investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $2.5 million and $4.3 million at December 31, 1998 and 1999, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $0.25 million and $0.43 million at December 31, 1998 and 1999, respectively. Any loss in fair value would be reflected in Other Comprehensive Income and would not impact Tripos' net income. Tripos' foreign currency
transaction  gains  and  losses  for  1998  and   1999   were
immaterial.

Tripos' interest rate risk is attributable to its outstanding borrowings under its line-of-credit and mortgage loan. Tripos has fixed its floating rate interest risk on the mortgage loan through the purchase of a swap instrument. Tripos will continue to monitor its exposure to floating interest rate risk on outstanding line-of-credit borrowings and endeavor to mitigate this risk through the use of appropriate hedging instruments.


Item 8.   Financial Statements and Supplementary Data

        Consolidated Balance Sheets
                                            Year ended Year ended
In thousands                                  December  December
                                                   31,       31,
                                                  1999      1998
Assets:

Current assets:
 Cash and cash equivalents.................      $ 813   $ 1,774
 Accounts receivable, less allowance for
  doubtful accounts of $127 in 1999
  and $99 in 1998..........................     14,182    12,451
 Inventory.................................      2,595     2,389
 Prepaid expenses..........................        242     1,278
 Deferred income taxes.....................      1,418     1,434

    Total current assets...................     19,250    19,326

Notes receivable-trade.....................      2,448     2,304
Notes receivable-other.....................      1,764       863
Property and equipment,
  less accumulated depreciation............     13,899    11,076
Capitalized development costs, net of
  accumulated amortization of $2,372
  in 1999 and $1,858 in 1998...............        572       877
Goodwill, net of accumulated amortization
of $200 in 1999 and $109 in 1998...........      1,082     1,147
Investment in unconsolidated affiliates....      2,423     1,982
Other, net.................................        144       427

    Total assets...........................   $ 41,582  $ 38,002

Liabilities and shareholders' equity:

Current liabilities:
 Current portion of long-term debt
   capital leases..........................    $ 2,245     $ 328
 Accounts payable..........................      1,443       828
 Accrued expenses..........................      3,187     2,858
 Deferred revenue..........................      4,832     5,005

    Total current liabilities..............     11,707     9,019

Long-term portion of capital leases........      1,223       225
Long-term debt.............................      7,001     5,289
Long-term deferred revenue.................      2,485     2,303
Deferred income taxes......................      1,583     1,657

Shareholders' equity
 Common stock, $.01 par value; authorized
 20,000 shares; issued and outstanding 3,314
 shares in 1999 and 3,257 shares in 1998...         33        33
 Additional paid-in capital................     18,431    17,980
 Retained earnings (deficit)...............     (1,020)    1,269
 Other comprehensive income................        139       227

 Total shareholders' equity................     17,583    19,509

Total liabilities and shareholders' equity.   $ 41,582  $ 38,002

See notes to consolidated financial statements



Consolidated Statements of Operations

                                 Year ended Year ended Year ended
In thousands, except per share     December   December  December
amounts                                 31,        31,       31,
                                       1999       1998      1997
Net sales:

  Software licenses..........      $ 10,909   $ 11,639  $ 10,117
  Support....................         8,154      7,928     7,209
  Discovery services.........         5,185      2,831     7,737
  Hardware...................         3,001      3,174     5,125

     Total net sales.........        27,249     25,572    30,188

Cost of sales:

  Software licenses..........         1,900      2,436     1,679
  Support....................           136        113       163
  Discovery services.........         1,928      1,248     3,519
  Hardware...................         2,791      2,888     4,638

     Total cost of sales.....         6,755      6,685     9,999

Gross profit.................        20,494     18,887    20,189

Operating expenses:

  Sales and marketing........         9,673      9,737    10,065
  Research and development...         8,450      6,263     3,810
  General and administrative.         5,569      4,182     2,940

     Total operating expenses        23,692     20,182    16,815

Income (loss) from operations        (3,198)    (1,295)    3,374

Interest income..............           347        471       543
Interest expense.............          (976)      (304)      (50)
Gain on sale of unconsolidated
  affiliate..................         1,581          -         -
Marketing rights settlement..             -        977         -
Other income (expense), net..           231        260        18

Income (loss) before income taxes    (2,015)       109     3,885

Income tax expense...........           274         38     1,305

Net income (loss)............      $ (2,289)    $   71   $ 2,580

Basic earnings (loss) per share      $(0.70)     $0.02     $0.84

Basic weighted average number
  of shares..................         3,277      3,208     3,085

Diluted earnings (loss)
  per share..................        $(0.70)     $0.02     $0.74

Diluted weighted average
  number of shares...........         3,277      3,480     3,504

See notes to consolidated financial statements




Consolidated Statements of Cash Flows

                                               Year     Year     Year
                                              ended    ended    ended
In thousands                               December December December
                                                31,      31,      31,
                                               1999     1998     1997
Operating activities:
Net income (loss)......................     $(2,289)    $ 71  $ 2,580

Adjustments to reconcile net income to
net cash provided (used) by operating
activities:

 Depreciation of property and equipment       1,749      970      826
 Amortization of capitalized development
   costs and goodwill..................         542    2,890    2,303
 Deferred income taxes.................         (58)    (496)     234

Change in operating assets and liabilities:
 Accounts receivable...................      (1,930)  (2,189)      67
 Notes receivable, trade...............        (144)    (601)  (1,703)
 Inventories...........................        (271)  (2,017)    (396)
 Prepaid expenses and other current assets    1,058     (776)     346
 Accounts payable and accrued expenses.       1,085     (860)  (1,225)
 Deferred revenue......................         298    2,606    1,383
 Gain from the sale of equity investment     (1,551)       -        -

Net cash provided (used) by
   operating activities................      (1,511)    (402)   4,415

Investing activities:
 Purchases of investments..............           -        -     (851)
 Notes receivable, other...............        (901)     (72)    (791)
 Sales and maturities of investments...           -    1,647    2,539
 Purchases of property and equipment...      (4,758)  (5,690)  (5,687)
 Capitalized development costs.........        (209)    (224)  (2,342)
 Proceeds from the sale of
   equity investment...................       1,820        -        -
 Acquisition, including investments
   in unconsolidated affiliates........        (441)  (1,232)  (1,488)

Net cash used in investing activities..      (4,489)  (5,571)  (8,620)

Financing activities:
 Proceeds from stock issuance pursuant
  to stock purchase and option plans..          451      638      657
 Proceeds from capital lease
  financing transaction...............        2,354      439        -
 Proceeds from issuance of long-term debt     5,870    2,100    3,560
 Payments on long-term debt and
  capital lease obligations...........       (3,533)    (669)     (15)

Net cash provided by financing activities     5,142    2,508    4,202

Effect of foreign exchange rate
changes on cash and cash equivalents..         (102)     (38)    (113)

Net (decrease) in cash and
  cash equivalents....................         (960)  (3,503)    (116)

Cash and cash equivalents at
  beginning of year...................        1,774    5,277    5,393

Cash and cash equivalents at
  end of year.........................        $ 813  $ 1,774  $ 5,277


See notes to consolidated financial statements



Consolidated Statements of Shareholders' Equity


In thousands                    Additional  Retained         Other         Total
                   Common  Stock   Paid-in  Earnings Comprehensive Shareholders'
                   Shares Amount   Capital (Deficit)        Income        Equity
Balance at
 December 31, 1996  3,012  $ 30   $ 15,220  $(1,382)         $ 499      $14,367

Stock issued under
stock purchase plan    42     -        361        -              -          361

Stock issued under
stock option plan      85     1        540        -              -          541

Stock issued under
director compensation
plan                    3     -         44        -              -           44

Stock and warrants
issued related to
acquisition            30     1      1,178        -              -        1,179

Comprehensive income:
Translation adjustment  -     -          -        -           (164)        (164)
Net income              -     -          -    2,580              -        2,580
Total comprehensive
 income                                                                   2,416

Balance at
 December 31, 1997  3,172    32     17,343    1,198            335       18,908

Stock issued under
stock purchase plan    43     1        376        -              -          377

Stock issued under
stock option plan      39     -        229        -              -          229

Stock issued under
director compensation
plan                    3     -         32        -              -           32

Comprehensive income:
Translation adjustment  -     -          -        -           (108)        (108)
Net income              -     -          -       71              -           71
Total comprehensive
income                                                                      (37)

Balance at
 December 31, 1998  3,257    33     17,980    1,269            227       19,509

Stock issued under
stock purchase plan    48     -        384        -              -          384

Stock issued under
stock option plan       5     -         35        -              -           35

Stock issued under
director compensation
plan                    4     -         32        -              -           32

Comprehensive income:
Translation adjustment  -     -          -        -            (88)         (88)
Net loss                -     -          -   (2,289)             -       (2,289)
Total comprehensive
income                                                                   (2,377)

Balance at
 December 31, 1999  3,314  $ 33   $ 18,431  $(1,020)         $ 139     $ 17,583

 See notes to consolidated financial statements



Notes to Consolidated Financial Statements   December 31, 1999
In thousands, except per share data

1.  Description of Business and Summary of Significant
Accounting Policies

Description of Business and Company Organization Tripos, Inc. delivers science, tools and analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. We are also a value-added reseller of third-party hardware products required to operate our software products. A substantial portion of the Tripos' business is conducted with pharmaceutical companies, however, Tripos is not economically dependent on any customer on an ongoing basis.

Effective June 1, 1994, Evans and Sutherland Computer Company ("E&S"), the former parent of Tripos, distributed all outstanding shares of the common stock of the Tripos (formerly Tripos Associates, Inc.) to E&S shareholders ("the Distribution") such that every three shares of E&S yielded one share of the Company. Shortly before the Distribution, we changed our company name to Tripos, Inc.

Basis of Consolidation The accompanying consolidated financial statements include the accounts of Tripos and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method. Investments in unconsolidated affiliates less than 20% owned are accounted for under the cost method.

Cash and Cash Equivalents   All highly liquid investments with
a maturity of three months or less when purchased are considered to be cash equivalents.

Investments Investments, which consist primarily of U.S. government and other high-quality debt securities with maturities of less than five years, have been classified as available-for-sale and are carried at fair value. There were no unrealized holding gains and losses since the fair value approximated the amortized cost of investments at each year-end.

Inventory   Inventory consists of finished chemical compounds,
supplies  and  work in process at our U.K. subsidiary,  Tripos
Receptor  Research Ltd., and is carried at the lower  of  cost
(standard cost method approximating FIFO) or market.

Notes  Receivable-Trade   Amounts shown for notes  receivable-
trade represent customer receivables with maturities in excess of one year net of imputed interest discount.

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

Development Costs Development costs consist of software development costs which are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86. For 1997, costs associated with the design and creation of diverse compound libraries, within the Company's Discovery Services relationship with MDS Panlabs, were capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, Tripos is using an estimated economic life of three to five years. Capitalized costs associated with the diverse compound libraries were amortized on a two-year straight-line method up until the time of the restructuring of the Agreement with MDS Panlabs, at which time all remaining costs were written off to cost of sales. Beginning in 1998, library design and production costs associated with the LeadQuest compound library are accounted for under the inventory method of accounting.

Tripos assesses the recoverability of capitalized development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Effective January 1, 1998, we adopted AICPA's Statement of Position 98-1 ("SOP 98-1") which requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. Capitalized costs are amortized over the lesser of three years or the remaining useful life of the software.

Goodwill Goodwill represents the excess of the cost of the net assets acquired of Tripos Receptor Research Ltd. over its fair value. It is being amortized on a straight-line basis over 15 years. On a periodic basis, Tripos evaluates goodwill for impairment by comparing estimated future discounted cash flows of the business to which the goodwill relates to its carrying value.

Revenue Recognition In late 1997, the Accounting Standards Executive Committee of the AICPA issued statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and updated it in early 1998 with SOP 98-4. These SOPs became effective for us for transactions entered into after January 1, 1998. Tripos recognizes revenue from software licenses in accordance with these SOPs upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. Tripos recognizes revenue from software support contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products, specified upgrades, software support services and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware sales are recognized on delivery of the product from our vendor to the customer.

Tripos has entered into contract research agreements and software consulting arrangements with certain customers which provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis.

Warranty Tripos is a reseller of hardware and passes through to its customers the standard warranties provided by the hardware supplier. We warrant our application software products to perform in accordance with written user documentation and the agreements negotiated with our customers. Since Tripos does not customize its applications software, software warranty costs are insignificant and expensed as incurred.

Foreign Currency Translation The local foreign currency is the functional currency for each of our foreign operations. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of shareholders' equity. Net gains and losses from foreign currency transactions were not significant during any of the years presented.

Comprehensive Income In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" which became effective for Tripos for 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Income Taxes The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized development costs, accrued vacation and customer deposits.

Earnings Per Common and Dilutive Share Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options. See Note 14 for additional information regarding earnings per share.

Stock-based Compensation The Financial Accounting Standards Board issued SFAS 123, "Accounting For Stock-Based Compensation", effective for years beginning after December 1995. However, Tripos has elected to continue following Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based transactions. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date. Tripos has adopted the disclosure-only provisions of SFAS 123 as shown in
Note 5 to these financial statements.

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

Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000, with the issuance of FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS No. 133". FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. Tripos expects to adopt the new Statement effective January 1, 2001. FAS 133 will require us to recognize all derivatives on the balance sheet at fair value. We have not yet determined what the effect FAS 133 will be on earnings and financial position.

2.  Property and Equipment

Property and equipment at the end of each year are summarized below:

                                         1999    1998

 Computer equipment.................  $ 5,801 $ 5,204
 Capital leases-laboratory equipment      765     469
 Furniture and fixtures.............    4,565   3,106
 Purchased software.................      648   1,336
 Company vehicles...................       25      25
 Land...............................    1,593   1,593
 Buildings..........................    8,375   6,293
                                       21,772  18,026
 Less accumulated depreciation......   (7,873) (6,950)

                                      $13,899 $11,076


3.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:

                                         1999    1998

 Payroll related................      $ 1,383 $ 1,224
 Income taxes refundable........         (304)   (714)
 Product royalties..............          730     798
 Compound development...........            -     105
 Other.............................     1,378   1,445
                                      $ 3,187 $ 2,858



4.  Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:

                                 1999    1998    1997
 Domestic...................   $  634   $ 712  $3,871
 Foreign....................   (2,649)   (603)     14

                               $(2,015)  $109  $3,885

The components of income tax expense (benefit) for the years ended were as follows:

                                 1999    1998   1997
Current tax expense (benefit)
 Federal....................    $ 146   $ 344  $ 862
 State and local............       71      83    183
 Foreign....................      129     107     26
  Total current.............      346     534  1,071

Deferred tax expense (benefit)    (72)   (496)   234

 Total provision                $ 274   $  38 $1,305

The difference between the effective income tax rate and the U.S. federal income tax rate for the years ended is explained as follows:

                                  1999      1998    1997
 Tax at U.S. federal
    statutory rate...........    34.00 %   34.00 % 34.00 %
 Effect of foreign operations
   (net of foreign taxes)....   (48.89)    18.26    0.54
 State taxes.................    (1.15)    13.04    5.62
 R&D tax credits.............     3.44    (39.04)  (5.15)
 Other.......................    (1.00)     8.94   (1.41)
                                (13.60)%   35.20 % 33.60 %

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:


                                         1999     1998
Current deferred income tax asset:
 Allowance for doubtful accounts...     $  32   $   25
 Vacation accrual..................       161      129
 NOL carryforward..................     2,322    1,452
 Other.............................        36       46
 Tax credit carryforward...........         -       45
 Valuation allowance...............    (1,133)    (263)
                                      $ 1,418  $ 1,434

Noncurrent deferred income tax liability:
 Capitalized development costs.....   $  (413)  $ (516)
 Property and equipment............    (1,178)  (1,188)
 Other.............................         8       47

                                      $(1,583) $(1,657)

Income tax payments for 1999, 1998 and 1997 were $123, $361, and $1,010, respectively.

Three of the Tripos' foreign subsidiaries had loss carryforwards at December 31, 1999, totaling approximately $7,740 that have no expiration date. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $319 at December 31, 1999.


5.  Stock-based Compensation Plans

In 1994, Tripos adopted the 1994 Employee Stock Purchase Plan, which allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of compensation. The plan, which was amended in 1998 to raise the number of shares reserved for issuance from 150 to 350 shares, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 1999, 198 shares have been purchased under this plan.

In 1994, Tripos adopted the 1994 Stock Plan which is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to our employees and consultants. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 1998 to increase the number of shares of common stock reserved for issuance from 1,100 to 1,280, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

In 1994, Tripos adopted the 1994 Director Option Plan which provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25%
increments on the anniversary of its date of grant. The plan, which was amended in 1998 to decrease the number of shares of common stock reserved for issuance from 300 to 240, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

Tripos has elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Tripos had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.45% to 6.50% for 1997, 4.26% to 5.65% for 1998 and 4.96% to 6.03% for 1999; volatility factor of .86 for 1997, .94 for 1998 and .90 for 1999; and a weighted average expected life of the option of 5.3 years for 1997, 4.2 years for 1998 and 5.3 years for 1999. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.7% to 6.4% for 1997, 5.36% to 5.65% for 1998 and 4.96% to 6.03% for
1999; volatility factors of .86 for 1997, .94 for 1998 and .90 for 1999; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Tripos' employee and director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For  purposes  of  pro forma disclosures, the  estimated  fair value of the options is amortized to expense over the options'
vesting  period.   Tripos' pro forma information  follows  (in
thousands except for earnings per share information):


  Pro Forma                     1999      1998      1997

Pro forma net income (loss)  $(3,432)  $(1,311)   $1,580

Pro forma earnings (loss) per share:
        Basic                 $(1.05)   $(0.41)    $0.51
        Diluted               $(1.05)   $(0.41)    $0.48



Options Outstanding     1999  Weighted     1998  Weighted     1997  Weighted
   Summary            Shares   Average   Shares   Average   Shares   Average
                              Exercise           Exercise           Exercise
                                 Price              Price              Price
Beginning outstanding    881  $ 8.4890      834  $ 7.7899      771  $ 6.0881
Granted                  234    7.7228      161   12.1595      195   13.0313
Exercised                 (5)   6.5215      (42)   5.7222      (97)   5.1889
Canceled/expired         (49)  10.7861      (72)  10.2501      (35)   6.8504

Ending outstanding     1,061  $ 8.2621      881  $ 8.4890      834  $ 7.7899

Exercisable-
   end of year           657                547                417

Weighted average
Fair value per
share of options
granted during
the year              $ 4.40             $ 8.43             $ 7.19


December 31, 1999       Options Outstanding          Options Exercisable
                              Weighted  Weighted                Weighted
                               Average   Average                 Average
Range of Exercise   Number   Remaining  Exercise      Number    Exercise
 Prices           Outstanding     Life     Price    Exercisable    Price
$4.2500-$5.0000        337        4.56  $ 4.4826         337    $ 4.8426
$5.7500-$7.6875        276        8.52    7.4461          58      6.6431
$7.8750-$12.375        273        7.32    9.8723         166      9.2980
$12.500-$20.500        175        7.67   13.6344          96     13.5539

$4.2500-$20.500      1,061              $ 8.2621         657    $ 7.3974


In January 1996, the Board of Directors of Tripos authorized and declared a dividend of one preferred share purchase right (a "right") for each share of common stock outstanding on January 26, 1996. Each right represents the right to purchase one preferred share of stock. These rights can be exercised only if certain events occur, which include, among other things, when a beneficial owner Tripos' common stock acquires a total of 20% or more of our outstanding common stock.


6.  Benefit Plan

In 1994, Tripos established a defined contribution 401(k) Plan covering all domestic employees who are at least 21 years of age and have completed at least six months of service (provided that such service represents a minimum of 1,000 hours worked). Employees may contribute to the plan up to 17% of their compensation, which is further limited by law. Tripos will match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $202 in 1999 and $178 in 1998.

7.     Geographic Segment Data

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Segment Information" which became effective for Tripos for 1998. SFAS 131 amends the requirements for public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and assess performance. We believe we operate in one reportable business operating segment and therefore present only the following geographic data as representative segment information.

Tripos' foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and distributors. Information regarding operations by geographic area for 1999, 1998 and 1997 is as follows:

                   U.S.A.     U.K.   Germany   France   Pacific    Total
1999                                                      Rim
Net sales         $12,356  $ 3,976   $ 5,776  $ 2,673   $ 2,468  $27,249
Long-lived assets   5,393    9,483        78       27         -   14,981

1998
Net sales          13,263    2,622     5,502    2,184     2,000   25,571
Long-lived assets   6,191    6,385        90       45         -   12,711


1997
Net sales          17,899    4,205     3,700    1,666     2,718   30,188
Long-lived assets   5,955    1,551       115       59         -    7,680

Most of our services are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.- oriented services from services resulting from operations outside the United States and performed for customers outside the United States; accordingly, the separation set forth in the preceding table is based upon internal allocations, which involve certain management judgments.

Net sales and long-lived assets in the preceding table are attributable to the country or territory in which our subsidiaries or distributors are located.


8.  Concentrations of Credit Risk

Financial instruments that potentially subject Tripos to concentrations of credit risk have consisted principally of investments and trade receivables. Tripos invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. Tripos has adopted credit policies and standards to evaluate the risk associated with its sales and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary. Our management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which we do business.


9.  Lease Obligations

Tripos leases certain office facilities and equipment under noncancelable operating and capital leases with terms from one to five years. The capital leases specifically pertain to the acquisition of certain laboratory equipment totaling $2,755. During 1999, we entered into capital leases in which previously acquired equipment was sold and leased back to accomplish a financing of that equipment. The proceeds from this transaction were used to pay principal on the then outstanding $4.0 million term loan at LaSalle Bank. The terms of these capital leases are two and three years. Rent expense under the operating leases was $468, $406, and $758 in 1999, 1998, and 1997, respectively. Noncancelable future minimum lease commitments as of December 31, 1999 are:

              Year                 Operating  Capital
                                      Leases   Leases
              2000                     $ 465   $1,211
              2001                       395      960
              2002                       262      420
              2003                       132        -
              2004                        45        -
                                       1,299    2,591
Less amount representing interest          -     (289)
Present value of minimum
   lease payments                     $1,299   $2,302*

*   Includes the current portion of capital lease obligations of $1,079



10.  Selected Quarterly Financial Data     (Unaudited)

The following table presents unaudited financial data for each quarter of 1999 and 1998:

  1999                      3/31/99 6/30/99 9/30/99 12/31/99

Total net sales..........    $6,155  $6,122  $5,507   $9,465

Gross profit.............     4,285   4,646   4,523    7,040

Income (loss) from operations  (905) (1,719) (1,293)     719

Net income (loss) (1)....      (486) (1,173)   (836)     206

Net income (loss) per share:
       Basic.............    $(0.15) $(0.36) $(0.25)   $0.06
      Diluted............    $(0.15) $(0.36) $(0.25)   $0.06


  1998                      3/31/98 6/30/98 9/30/98 12/31/98

Total net sales..........    $6,184  $5,529  $5,587   $8,272

Gross profit.............     4,016   4,549   4,258    6,063

Income (loss) from operations  (541)   (321)   (769)     336

Net income (loss)........      (302)     41      70      262

Net income (loss) per share:
       Basic.............    $(0.10)  $0.01   $0.02    $0.08
      Diluted............    $(0.10)  $0.01   $0.02    $0.08

(1) In the fourth quarter of 1999, Tripos recorded a valuation allowance of $1.1 million on deferred tax assets relating to the net operating losses for subsidiaries in the United Kingdom.
For further discussion of earnings per share and the impact of Statement No. 128, see note 1 of the consolidated financial statements, "Description of Business and Summary of Significant Accounting Policies, Earnings Per Common and Dilutive Share".


11.  Inventory

Tripos maintains a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. Finished Goods inventory may periodically contain costs of computer hardware that has been acquired for resale to our customers.


                            December 31,  December 31,
                                   1999          1998
 Raw materials............      $   256       $    44
 Work in process..........          533         1,764
 Finished goods...........        1,806           581
                                $ 2,595       $ 2,389



12.  Long-term Debt

Tripos entered into a five-year $12,000 Credit Agreement with a bank on October 16, 1998. The Credit Agreement required Tripos to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. The line of credit was secured by all of our U.S. assets as well as a pledge of our European assets. At December 31, 1998, we were in violation of one covenant which was subsequently waived by the bank for that quarterly reporting period. At December
31,  1998,  $2,100  of borrowings were outstanding.   Average
borrowings under the facility for 1998 were $1,153 from the date of the first draw until December 31, 1998. The weighted-average interest rate incurred from the date of inception until December 31, 1998 was 7.02%.

On November 14, 1997, Tripos acquired its headquarters building and grounds. Financing in the amount of $3,560 for the acquisition was obtained from the same bank that provided the line of credit in 1998. The five-year mortgage note amortized the loan principal on a straight-line basis on a twenty-year schedule. The variable interest rate on the note was equivalent to the thirty-day LIBOR rate plus 1.75%. The note required Tripos to meet certain financial covenants consistent with those of the Credit Agreement above. The property acquired acted as security for the borrowing. Interest paid during the period was $292 for 1998.

On March 22, 1999, Tripos received a credit commitment from LaSalle Bank that refinanced the existing $12,000 Credit Agreement and the mortgage note. The credit commitment was for a total of $15,333 which was broken into three separate secured credit facilities: a $3,333 real estate mortgage for property with a carrying value of $4,476, $4,000 three-year term loan, and an $8,000 three-year revolving line of credit. The credit commitment is collateralized by substantially all of Tripos' U.S. assets and stock pledges for each of the U.S. and foreign subsidiaries. The commitment also required Tripos to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. During 1999, Tripos violated the terms of the covenants, however, the bank waived the violations and later amended the terms of the credit facility.

The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule which began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into which fixed the interest rate at 7.81%. The
$4,000 term note under the credit commitment required quarterly principal payments of $250 plus interest beginning April 1, 2000 and was later amended to require payment in full by June 30, 2000. This note has since been repaid in its entirety in three installments; $3,000 during the fourth quarter of 1999 and the balance on February 10, 2000. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. The original $8,000 line of credit was reduced to $4,000 effective September 30, 1999. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the term loan and the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At December 31, 1999, $3,930 of borrowings were outstanding. Average borrowings under the facility for 1999 were $2,350 from the date of the first draw until December 31, 1999. The weighted-average interest rate incurred from the date of inception until December 31, 1999 was 9.4%.

Long-term debt obligations were:
                                    December 31,   December 31,
                                           1999           1998
 Borrowings outstanding under
      Credit Agreement.........         $ 3,930        $ 2,100

 Mortgage note, due March 31, 2002        3,237          3,367

 Term Loan due June 30, 2000...           1,000              -

 Less current maturities.......          (1,166)          (178)
 Long-term debt................         $ 7,001        $ 5,289

Scheduled maturities of long-term debt are $1,166 for 2000, $178 for 2001 and $6,823 for 2002.


13.  Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, Tripos purchased all the outstanding common stock of Receptor Research Ltd., a U.K. company, for a mixture of cash, warrants and common stock of Tripos, Inc. Warrants for 20 shares of Tripos, Inc. Common Stock vested at December 31, 1998 while warrants for 30 shares vested on December 31, 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price was allocated to net identifiable assets with the excess recorded as goodwill. The goodwill is being amortized over 15 years on a straight-line basis. The results of operations for Receptor Research are included in these financial statements from the date of the acquisition. Pro-forma results of operations, assuming the acquisition of Receptor Research had occurred on January 1, 1997, would not materially differ from the reported results of operations. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998.


14.  Earnings Per Share

The following table sets forth the computation of basis and
diluted earnings per share:
                                      1999     1998      1997
Numerator:
  Numerator for basic and diluted
  earnings per share-net income    $(2,289)    $ 71    $2,580

Denominator:
  Denominator for basic earnings
  per share-weighted
  average shares................     3,277    3,208     3,085

  Effect of dilutive securities:
     Employee stock options.....         -      272       419

  Denominator for diluted
  earnings per share-
  adjusted weighted average
  shares and assumed conversions     3,277    3,480     3,504

  Basic earnings per share......    $(0.70)   $0.02     $0.84
  Diluted earnings per share....    $(0.70)   $0.02     $0.74


15.  Subsequent Event

On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into one share of Tripos' common stock. The preferred stock is mandatory redeemable at a price of $22 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004.



Report of Independent Auditors

Board of Directors and Shareholders
of Tripos, Inc.

      We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP
St. Louis, Missouri
February 7, 2000



Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.



Part III


Item 10.  Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2000 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 11, 2000 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2000 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Tripos  has  not  engaged  in  any  transaction  or  had   any
relationship with any executive officer or director that is required to be disclosed pursuant to Item 404 of Regulation S-K.



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

          The following exhibits listed in the Exhibit Index are filed with this report:

          3.3  Articles  of  Amendment  to  the  Articles  of
               Incorporation of Tripos, Inc. dated February 4, 2000
          4.1  Investor's Rights Agreement dated  February  4, 2000
               between LION Bioscience AG and Tripos, Inc.
          10.16 Agreement on Collaboration Terms dated February 4, 2000 between LION Bioscience AG and Tripos, Inc.
          10.17  Stock Purchase Agreement dated February 4, 2000
                 between LION Bioscience AG and Tripos, Inc.
          12   See Part II, Item 8; Financial Statements  and
               Supplementary Data
          23.1  Consent of Ernst & Young LLP, Independent Auditors
          27   Financial Data Schedule

(b)  Reports on Form 8-K filed in the fourth quarter of 1999:

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

                          SIGNATURES

        TRIPOS, INC.

 By: /s/John P. McAlister                      March 26, 2000
     John P. McAlister, III                    Date
     President, Chief Executive Officer
     and Member of the Board of Directors


                       POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, Colleen A. Martin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                     Title                    Date

/s/ John P. McAlister     Chief Executive Officer,     March 26, 2000
John P. McAlister III     President and Director
                         (Principal Executive Officer)

/s/ Colleen A. Martin     VP, Chief Financial Officer  March 26, 2000
Colleen A. Martin         and Secretary
                         (Principal Financial Officer)

/s/ John D. Yingling      Corporate Controller         March 26, 2000
John D. Yingling          and Treasurer
                         (Principal Accounting Officer)

/s/ Ralph S. Lobdell      Chairman of the Board of     March 26, 2000
Ralph S. Lobdell          Directors

/s/ Stewart Carrell       Director                     March 26, 2000
Stewart Carrell

/s/ Gary Meredith         Director                     March 26, 2000
Gary Meredith

/s/ Ferid Murad           Director                     March 26, 2000
Ferid Murad

/s/ Alfred Alberts        Director                     March 26, 2000
Alfred Alberts

/s/ Friedrich Von Bohlen  Director                     March 26, 2000
Friedrich Von Bohlen


                         TRIPOS, INC.

         SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1997, December 31,1998 and December 31, 1999
                        (in thousands)

    Col. A        Col. B           Col. C              Col. D       Col. E
                                 Additions
               Balance at   Charged to  Charged to  Deductions    Balance at
  Description   Beginning     Cost and       Other  Charged to      End of
                of Period     Expenses    Accounts    Reserves      Period
Allowance for
Doubtful  Accounts
         1997        $77        $ 1         $--         $--          $ 78
         1998         78         60          --          39            99
         1999         99         28          --          --           127

Valuation Allowance
for Deferred Income
Tax Assets:
         1997       $143        $--         $--         $98          $ 45
         1998         45         --          --          45            --
         1999         --      1,133          --          --         1,133





Exhibit                  Exhibit Index
Number                   Description

2.1 a  Distribution Agreement between Tripos and E&S
3.1 p  Amended and Restated Articles of Incorporation dated
       January 26, 1996
3.2 a  Amended and Restated Bylaws of Tripos
3.3 Articles of Amendment to the Articles of Incorporation of Tripos, Inc. dated February 4, 2000.
4.1    Investor's Rights Agreement dated February 4, 2000
       between LION Bioscience AG and Tripos, Inc.
10.1 b Tripos, Inc. 1994 Stock Option Plan
10.2 b Tripos, Inc. 1994 Employee Stock Purchase Plan
10.3 b Tripos, Inc. 1994 Director Option Plan
10.4 b Tripos, Inc. 1994 401(k) Plan
10.5 p Amendment to the 1994 401(k) Plan
10.6 p Tripos, Inc. 1996 Director Stock Compensation Plan
10.7 p Master Collaboration Agreement between Tripos and MDL Information Systems, Inc. dated February 2, 1996
10.8 p Rights Agreement between Tripos and Boatmen's Trust
       Company, as Rights Agent, dated January 26, 1996
10.9 p Strategic Business Alliance Teaming Agreement between
       Tripos and MDS Panlabs, Inc. dated June 30, 1995
10.10  Credit Agreement-Line of Credit, dated as of September
       12, 1996, between Tripos and NationsBank, N.A. (formerly known as Boatmen's National Bank of St. Louis).
       Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
10.11f Loan Agreement dated November 14, 1997 between
       NationsBank, N.A. and Tripos Realty, LLC.
10.12f Purchase and Sale Agreement dated June 3, 1997 between
       Cahn Realty Associates and Tripos, Inc.
10.13  Settlement Agreement between Tripos, Inc. and Panlabs,
       Inc. dated March 30, 1998.  Previously filed as an
       exhibit to the Company's Form 10-Q for the period ended
       June 30, 1998 and incorporated herein by reference.
10.14  Loan Agreement between Tripos, Inc. and NationsBank,
       N.A. dated October 16, 1998.  Previously filed as an
       exhibit to the Company's Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.
10.15  Loan Agreement between Tripos, Inc. and LaSalle
       National Bank dated April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.
10.16 Agreement on Collaboration Terms dated February 4, 2000 between LION Bioscience AG and Tripos, Inc.
10.17  Stock Purchase Agreement dated February 4, 2000
       between LION Bioscience AG and Tripos, Inc.
21     Subsidiaries of the Registrant: Tripos Realty, LLC,
       Tripos S.A.R.L., Tripos GMBH, Tripos UK Holdings Limited, Tripos UK Limited, and Tripos Receptor Research Limited
23.1   Consent of Ernst & Young LLP, Independent Auditors
24     Power of Attorney, See the signature page
27     Financial Data Schedule

a      Previously filed as an exhibit to the Company's
       Registration Statement on Form 10 dated May 27, 1994 and incorporated herein by reference
b      Previously filed as an exhibit to the Company's
       Registration Statement on  Form S-8, 33-79610 dated
       May 31, 1994 and incorporated herein by reference.
p Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
f Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.



Exhibit 3.3
                     ARTICLES OF AMENDMENT
                            TO THE
                   ARTICLES OF INCORPORATION
                              OF
                         TRIPOS, INC.

     Pursuant to the authority vested in the Board of Directors of TRIPOS, INC., a Utah corporation (the "Corporation"), by and through the Articles of Incorporation of the Corporation, and as permitted by Sections 602, 1002 and 1006 of the Utah Revised Business Corporation Act, the Board of Directors of the Corporation has adopted the following amendments to the Articles of Incorporation of the Corporation, without shareholder action, by unanimous written consent dated effective as of February 4, 2000 (shareholder action was not required):
     Article III, Section 2 of the Articles of Incorporation of this Corporation is hereby amended, by adding the following to the end of such Section, following the Designation of Rights and Preferences of TRIPOS, INC. Series A Preferred Stock, as set forth in the Articles of Amendment to the Corporation's Articles of Incorporation, filed with the Utah Department of Commerce, Division of Corporations and Commercial Code, effective as of April 22, 1996:

             DESIGNATION OF RIGHTS AND PREFERENCES
                        OF TRIPOS, INC.
             SERIES B CONVERTIBLE PREFERRED STOCK

Section 1. Designation and Amount. Four hundred nine thousand ninety-one (409,091) of the authorized and previously undesignated shares of Preferred Stock are designated as "Series B Convertible Preferred Stock" (the "Series B Preferred Stock").

Section 2.      Dividends.
(a) The holders of shares of Series B Preferred Stock shall be entitled to receive, out of funds legally available therefor, dividends of $1.10 per share per annum (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares). Such dividends shall accrue and shall be cumulative from the date of issuance of each share of Series B Preferred Stock to which such dividends relate, until the earlier of the conversion or redemption of such share of Series B Preferred Stock and all such accrued dividends shall be payable by the Company simultaneously with such conversion or redemption in cash or, at the option of the holder, shares of the Corporation's Common Stock with an aggregate market value equal to the cash dividend amount. For purposes of determining the number of shares of Common Stock to be issued in lieu of a cash dividend, the fair market value of the Common Stock shall be equal to the average closing price of the Common Stock for the 5 trading days preceding such delivery.

(b)  Upon the conversion or redemption of the Series B
   Preferred Stock, the Corporation shall not declare or pay any distributions (as defined below) on shares of Common Stock until the holders of the Series B Preferred Stock then outstanding shall have first received the distribution required under paragraph (a) of this Section 2.

(c) For purposes of this Section 2, unless the context requires otherwise, "distribution" shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, payable other than in Common Stock or other securities of the Corporation, or the purchase or redemption of shares of the Corporation for cash or property, including any such transfer, purchase or redemption by a subsidiary of this Corporation.

Section 3.      Liquidation, Dissolution or Winding Up;
Certain Mergers, Consolidations and Asset Sales.

(a) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, after and subject to the payment in full of all amounts required to be distributed to the holders of any other class or series of shares of the Corporation ranking on liquidation prior and in preference to the Series B Preferred Stock (collectively referred to as "Senior Preferred Stock"), but before any payment shall be made to the holders of Common Stock, the Series A Preferred Stock or any other class or series of shares ranking on liquidation junior to the Series B Preferred Stock (such Common Stock and other stock being collectively referred to as "Junior Stock") by reason of their ownership thereof, an amount equal to $22 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus any dividends accrued but undeclared and any dividends declared but unpaid on such shares. If upon any such liquidation, dissolution or winding up of the Corporation the remaining assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full amount to which they shall be entitled, the holders of shares of Series B Preferred Stock and any other class or series of shares ranking on liquidation on a parity with the Series B Preferred Stock shall share ratably in any distribution of the remaining assets and funds of the Corporation in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

(b) After the payment of all preferential amounts required to be paid to the holders of Senior Preferred Stock, the Series B Preferred Stock and any other class or series of shares of the Corporation ranking on liquidation on a parity with the Series
   B Preferred Stock, upon the dissolution, liquidation or winding up of the Corporation, the remaining assets and funds of the Corporation available for distribution to its stockholders shall be distributed among the holders of shares of Junior Stock in accordance with the terms of such Junior Stock.

(c) Any merger or consolidation of the Corporation into or with another corporation (except one in which the holders of capital stock of the Corporation immediately prior to such merger or consolidation continue to hold at least 60% by voting power of the capital stock of the surviving corporation), or sale of all or substantially all the assets of the Corporation, shall be deemed to be a liquidation of the Corporation for purposes of this Section 3, and the agreement or plan of merger or consolidation with respect to such merger, consolidation or sale shall provide that the consideration payable to the stockholders of the Corporation (in the case of a merger or consolidation), or consideration payable to the Corporation, together with all other available assets of the Corporation (in the case of an asset sale), shall be distributed to the holders of capital stock of the Corporation in accordance with Subsections 3(a) and 3(b) above and the holders of Series B Preferred Stock shall receive an amount (the "Liquidation Amount") determined in accordance with such Subsections. The amount deemed distributed to the holders of shares of Series B Preferred Stock upon any such merger, consolidation or sale shall be the cash or the value of the property, rights or securities distributed to such holders by the acquiring person, firm or other entity. The value of such property, rights or other securities shall be determined in good faith by the Board of Directors of the Corporation.

Section 4.      Voting.

(a) Each holder of outstanding shares of Series B Preferred Stock shall be entitled to such number of votes as is equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are then convertible (as adjusted from time to time pursuant to Section 5 hereof), at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. Except as provided by law, or by the provisions of Subsections 4(b) or 4(c) below, holders of Series B Preferred Stock shall vote together with the holders of Common Stock as a single class.

(b) The Corporation shall not (i) amend, alter or repeal the preferences, special rights or other powers of the Series B Preferred Stock so as to affect adversely the Series B Preferred Stock, or (ii) increase the number of authorized shares of Series B Preferred Stock, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Series B Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

(c) The consent or affirmative vote of holders of a majority of the then outstanding shares of Series B Preferred Stock given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class, shall be entitled to elect one member of the Board of Directors of the Company.

Section 5.      Optional Conversion.  The holders of the
Series B Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

(a) Right to Convert. Each share of Series B Preferred Stock shall be convertible at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $22 by the Conversion Price (as defined below) in effect at the time of conversion The "Conversion Price" shall initially be $22. Such initial Conversion Price, and the rate at which shares of Series B Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below.

     In the event of a liquidation of the Corporation, the Conversion Rights shall terminate at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of Series B Preferred Stock. In addition, the Conversion Rights shall terminate on the fifth business day preceding the Redemption Date, as defined below.

(b) Fractional Shares. No fractional shares of Common Stock shall be issued.

(c)  Mechanics of Conversion.
(i) In order for a holder of Series B Preferred Stock to convert shares of Series B Preferred Stock into shares of Common Stock, such holder shall surrender the certificate or certificates for such shares of Series B Preferred Stock, at the office of the transfer agent for the Series B Preferred Stock (or at the principal office of the Corporation if the Corporation serves as its own transfer agent), together with written notice that such holder elects to convert all or any number of the shares of the Series B Preferred Stock represented by such certificate or certificates. Such notice shall state such holder's name or the names of the nominees in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. If required by the Corporation, certificates surrendered for conversion shall be endorsed or accompanied by a written instrument or instruments of transfer, in form satisfactory to the Corporation, duly executed by the registered holder or his or its attorney duly authorized in writing. The date of receipt of such certificates and notice by the transfer agent (or by the Corporation if the Corporation serves as its own transfer agent) shall be the conversion date ("Conversion Date"). The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver at such office to such holder of Series B Preferred Stock, or to his or its nominees, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled, together with cash in lieu of fractional shares.

(ii) The Corporation shall at all times while any shares of Series B Preferred Stock shall be outstanding, reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock, such number of duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series B Preferred Stock. Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, the Corporation will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and nonassessable shares of Common Stock at such adjusted Conversion Price.

(iii) All shares of Series B Preferred Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall immediately cease and terminate on the Conversion Date, except only the right of the holders thereof to receive shares of Common Stock in exchange therefor. Any shares of Series B Preferred Stock so converted shall be retired and cancelled and shall not be reissued, and the Corporation (without the need for shareholder action) may from time to time take such appropriate action as may be necessary to reduce the number of shares of authorized Series B Preferred Stock accordingly.

(iv) The Corporation shall pay any and all issue and other taxes that may be payable in respect of any issuance or delivery of shares of Common Stock upon conversion of shares of Series B Preferred Stock pursuant to this Section 5. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that in which the shares of Series B Preferred Stock so converted were registered, and no such issuance or delivery shall be made unless and until the person or entity requesting such Issuance has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

(d)  Adjustments to Conversion Price for Diluting Issues:

(i)  Special Definitions.  For purposes of this Subsection
     5(d), the following definitions shall apply:

(A) "Option" shall mean rights, options or warrants to subscribe for, purchase or otherwise acquire Common Stock or Convertible Securities.

(B) "Original Issue Date" shall mean the date on which a share of Series B Preferred Stock was first issued.

(C) "Convertible Securities" shall mean any evidences of indebtedness, shares or other securities directly or indirectly convertible into or exchangeable for Common Stock.

(D) "Additional Shares of Common Stock" shall mean all shares of Common Stock or fractions thereof issued (or, pursuant to Subsection 5(d)(iii) below, deemed to be issued) by the Corporation after the Original Issue Date, other than shares of Common Stock issued or issuable:
(I) upon conversion of any Convertible Securities or exercise any warrants or options outstanding on the Original Issue Date;
(II) by reason of a dividend, stock split, split-up or other distribution on shares of Common Stock that is covered by Subsection 5(e) or 5(f) below; or
(III)to employees or directors of, or consultants to, the Corporation pursuant to a plan or arrangement approved by the Board of Directors of the Corporation; or
(IV) in connection with the acquisition by the Corporation of the shares or assets of another business or company.

(ii) No Adjustment of Conversion Price. No adjustment in the number of shares of Common Stock into which the Series B Preferred Stock is convertible shall be made, by adjustment in the applicable Conversion Price thereof: (a) unless the consideration per share (determined pursuant to Subsection 5(d)(v)) for Additional Shares of Common Stock issued or deemed to be issued by the Corporation is less than the applicable Conversion Price in effect immediately prior to the issue of such Additional Shares of Common Stock, or (b) if prior to such issuance, the Corporation receives written notice from the holders of a majority of the then outstanding shares of Series B Preferred Stock agreeing that no such adjustment shall be made as the result of the issuance of Additional Shares of Common Stock.

(iii) Issue of Securities; Deemed Issue of Additional
     Shares of Common Stock. If the Corporation at any time or from time to time after the Original Issue Date shall issue any Options (excluding Options covered by Subsection 5(d)(i)(D)(iii) above) or Convertible Securities or shall fix a record date for the determination of holders of any class of securities entitled to receive any such Options or Convertible Securities, then the maximum number of shares of Common Stock (as set forth in the instrument relating thereto without regard to any provision contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Subsection 5(d)(v) hereof) of such Additional Shares of Common Stock would be less than the applicable Conversion Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided further that in any such case in which Additional Shares of Common Stock are deemed to be issued:

(A) No further adjustment in the Conversion Price shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

(B) If such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the Corporation, upon the exercise, conversion or exchange thereof, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities;

(C)  Upon the expiration or termination of any unexercised
     Option, the Conversion Price shall not be readjusted, but the Additional Shares of Common Stock deemed issued as the result of the original issue of such Option shall not be deemed issued for the purposes of any subsequent adjustment of the Conversion Price;

(D) In the event of any change in the number of shares of Common Stock issuable upon the exercise, conversion or exchange of any Option or Convertible Security, including, but not limited to, a change resulting from the anti-dilution provisions thereof, the Conversion Price then in effect shall forthwith be readjusted to such Conversion Price as would have obtained had the adjustment which was made upon the issuance of such Option or Convertible Security not exercised or converted prior to such change been made upon the basis of such change; and

(E) No readjustment pursuant to clause (B) or (D) above shall have the effect of increasing the Conversion Price to an amount which exceeds the lower of (i) the Conversion Price on the original adjustment date, or (ii) the Conversion Price that would have resulted from any issuances of Additional Shares of Common Stock between the original adjustment date and such readjustment date.

     In the event the Corporation, after the Original Issue Date, amends the terms of any Options or Convertible Securities (whether such Options or Convertible Securities were outstanding on the Original Issue Date or were issued after the Original Issue Date), then such Options or Convertible Securities, as so amended, shall be deemed to have been issued after the Original Issue Date and the provisions of this Subsection 5(d)(iii) shall apply.

(iv) Adjustment of Conversion Price Upon Issuance of
     Additional Shares of Common Stock. In the event the Corporation shall at any time after the Original Issue Date issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Subsection 5(d)(iii), but excluding shares issued as a dividend or distribution as provided in Subsection 5(e)), without consideration or for a consideration per share less than the applicable Conversion Price in effect on the date of and immediately prior to such issue, then and in such event, such Conversion Price shall be reduced, concurrently with such issue, to a price (calculated to the nearest .001 of a cent) determined by multiplying such Conversion Price by a fraction:

(A) the numerator of which shall be (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale plus (ii) the number of shares of Common Stock which the aggregate consideration (determined pursuant to Subsection 5(d)(v)) for the total number of such Additional Shares of Common Stock so issued or sold would purchase at the then Conversion Price; and

(B) the denominator of which shall be the number of shares of Common Stock outstanding immediately after such issue or sale.

(v) Determination of Consideration. For purposes of this Subsection 5(d), the consideration received by the Corporation for the issue of any Additional Shares of Common Stock shall be computed as follows:

(A)  Cash and Property: Such consideration shall:

(I) insofar as it consists of cash, be computed at the aggregate of cash received by the Corporation, excluding amounts paid or payable for accrued interest;

(II) insofar as it consists of property other than cash, be computed at the fair market value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

(III) in the event Additional Shares of Common Stock are issued together with other shares or securities or other assets of the Corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses (I) and (II) above, as determined in good faith by the Board of Directors.

(B) Options and Convertible Securities. The consideration per share received by the Corporation for Additional Shares of Common Stock deemed to have been issued pursuant to Subsection 4(d)(iii), relating to Options and Convertible Securities, shall be determined by dividing

                         (x)  the total amount, if any,
received or receivable by the Corporation as consideration for the issue of such Options or Convertible Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such consideration) payable to the Corporation upon the exercise of such Options or the conversion or exchange of such Convertible Securities, or in the case of Options for Convertible Securities, the exercise of such Options for Convertible Securities and the conversion or exchange of such Convertible Securities, by

                         (y)  the maximum number of shares of
Common Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or the conversion or exchange of such Convertible Securities.

(e) Adjustment for Stock Splits and Combinations. If the Corporation shall at any time or from time to time after the Original Issue Date effect a subdivision of the outstanding Common Stock, the Conversion Price then in effect immediately before that subdivision shall be proportionately decreased.
   If the Corporation shall at any time or from time to time after the Original Issue Date combine the outstanding shares of Common Stock, the Conversion Price then in effect immediately before the combination shall be proportionately increased. Any adjustment under this paragraph shall become effective at the close of business on the date the subdivision or combination becomes effective.

(f) Adjustment for Certain Dividends and Distributions. In the event the Corporation at any time, or from time to time after the Original Issue Date shall make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in additional shares of Common Stock, then and in each such event the Conversion Price for the Series B Preferred Stock then in effect immediately before such event shall be decreased as of the time of such issuance or, in the event such a record date shall have been fixed, as of the close of business on such record date, by multiplying the Conversion Price for the Series B Preferred Stock then in effect by a fraction:
               (1) the numerator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date, and

               (2)  the denominator of which shall be the
                    total number of shares of Common Stock
                    issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution;

provided, however, if such record date shall have been fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefor, the Conversion Price for the Series B Preferred Stock shall be recomputed accordingly as of the close of business on such record date and thereafter the Conversion Price for the Series B Preferred Stock shall be adjusted pursuant to this paragraph as of the time of actual payment of such dividends or distributions.

(g) Adjustments for Other Dividends and Distributions. In the event the Corporation at any time or from time to time after the Original Issue Date for the Series B Preferred Stock shall make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation other than shares of Common Stock, then and in each such event provision shall be made so that the holders of the Series B Preferred Stock shall receive upon conversion thereof in addition to the number of shares of Common Stock receivable thereupon, the amount of securities of the Corporation that they would have received had the Series B Preferred Stock been converted into Common Stock on the date of such event and had they thereafter, during the period from the date of such event to and including the conversion date, retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period under this paragraph with respect to the rights of the holders of the Series B Preferred Stock; and provided further, however, that no such adjustment shall be made if the holders of Series B Preferred Stock simultaneously receive a dividend or other distribution of such securities in an amount equal to the amount of such securities as they would have received if all outstanding shares of Series B Preferred Stock had been converted into Common Stock on the date of such event.

(h)  Adjustment for Reclassification, Exchange or
   Substitution. If the Common Stock issuable upon the conversion of the Series B Preferred Stock shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise (other than a subdivision or combination of shares or stock dividend provided for above, or a reorganization, merger, consolidation, or sale of assets provided for below), then and in each such event the holder of each such share of Series B Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification, or other change, by holders of the number of shares of Common Stock into which such shares of Series B Preferred Stock might have been converted immediately prior to such reorganization, reclassification, or change, all subject to further adjustment as provided herein.

(i) Adjustment for Merger or Reorganization, etc. In case of any consolidation or merger of the Corporation with or into another corporation or the sale of all or substantially all of the assets of the Corporation to another corporation (other than a consolidation, merger or sale which is treated as a liquidation in accordance with Subsection 3(c)), each share of Series B Preferred Stock shall thereafter be convertible (or shall be converted into a security which shall be convertible) into the kind and amount of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series B Preferred Stock would have been entitled upon such consolidation, merger or sale; and, in such case, appropriate adjustment (as determined in good faith by the Board of Directors) shall be made in the application of the provisions in this Section 5 set forth with respect to the rights and interest thereafter of the holders of the Series B Preferred Stock, to the end that the provisions set forth in this Section 5 (including provisions with respect to changes in and other adjustments of the Conversion Price) shall thereafter be applicable, as nearly as reasonably may be, in relation to any shares of stock or other property thereafter deliverable upon the conversion of the Series B Preferred Stock.

(j) No Impairment. The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 5 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series B Preferred Stock against impairment.

(k) Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Section 5, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Series B Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series B Preferred Stock, furnish or cause to be furnished to such holder a similar certificate setting forth
   (i) such adjustments and readjustments, (ii) the Conversion
   Price then in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which then would be received upon the conversion of Series B Preferred Stock.

(l)  Notice of Record Date.  In the event:
(i) that the Corporation declares a dividend (or any other distribution) on its Common Stock payable in Common Stock or other securities of the Corporation;

(ii) that the Corporation subdivides or combines its outstanding shares of Common Stock;
(iii) of any reclassification of the Common Stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock or a stock dividend or stock distribution thereon), or of any consolidation or merger of the Corporation into or with another corporation, or of the sale of all or substantially all of the assets of the Corporation; or
(iv) of the involuntary or voluntary dissolution, liquidation or winding up of the Corporation;

then the Corporation shall cause to be filed at its principal office or at the office of the transfer agent of the Series B Preferred Stock, and shall cause to be mailed to the holders of the Series B Preferred Stock at their last addresses as shown on the records of the Corporation or such transfer agent, at least ten days prior to the date specified in (A) below or twenty days before the date specified in (B) below, a notice stating

(A) the record date of such dividend, distribution, subdivision or combination, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution, subdivision or combination are to be determined, or

(B) the date on which such reclassification, consolidation, merger, sale, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, dissolution or winding up.

Section 6.      Mandatory Conversion.

(a) Upon the closing price per share of the Common Stock as reported on the Nasdaq National Stock Market being in excess of $44 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or similar recapitalization) for a period of thirty consecutive trading days (the "Mandatory Conversion Date") provided that all accrued dividends on all shares of Series A Preferred Stock through the Mandatory Conversion Date have been paid in full in cash, or, at the option of the holder, shares of Common Stock as determined in accordance with Section 2(a), all outstanding shares of Series B Preferred Stock shall automatically be converted into shares of Common Stock at the then effective conversion rate in the manner provided in Subsection 5(a).

(b)  All holders of record of shares of Series B Preferred
   Stock shall be given written notice of the Mandatory Conversion Date and the place designated for mandatory conversion of all such shares of Series B Preferred Stock pursuant to this Section 6. Such notice shall be sent by first class or registered mail, postage prepaid, to each record holder of Series B Preferred Stock at such holder's address last shown on the records of the transfer agent for the Series B Preferred Stock (or the records of the Corporation, if it serves as its own transfer agent). Upon receipt of such notice, each holder of shares of Series B Preferred Stock shall surrender his or its certificate or certificates for all such shares to the Corporation at the place designated in such notice, and shall thereafter receive certificates for the number of shares of Common Stock plus any cash payments (or additional shares of Common Stock in lieu of the cash dividend) to which such holder is entitled pursuant to this Section 6. On the Mandatory Conversion Date, all rights with respect to the Series B Preferred Stock so converted, including the rights, if any, to receive notices and vote (other than as a holder of Common Stock) will terminate, except only the rights of the holders thereof, upon surrender of their certificate or certificates therefor, to receive certificates for the number of shares of Common Stock into which such Series B Preferred Stock has been converted. If so required by the Corporation, certificates surrendered for conversion shall be endorsed or accompanied by written instrument or instruments of transfer, in form satisfactory to the Corporation, duly executed by the registered holder or by his or its attorney duly authorized in writing. As soon as practicable after the Mandatory Conversion Date and the surrender of the certificate or certificates for Series B Preferred Stock, the Corporation shall cause to be issued and delivered to such holder, or on his or its written order, a certificate or certificates for the number of full shares of Common Stock issuable on such conversion in accordance with the provisions hereof and cash as provided in Section 6.

(c) All certificates evidencing shares of Series B Preferred Stock which are required to be surrendered for conversion in accordance with the provisions hereof shall, from and after the Mandatory Conversion Date, be deemed to have been retired and cancelled and the shares of Series B Preferred Stock represented thereby converted into Common Stock for all purposes, notwithstanding the failure of the holder or holders thereof to surrender such certificates on or prior to such date. Such converted Series B Preferred Stock shall not be reissued, and the Corporation may thereafter take such appropriate action (without the need for stockholder action) as may be necessary to reduce the authorized number of shares of Series B Preferred Stock accordingly.

Section 7.      Mandatory Redemption.

(a)  On February 4, 2005 (the "Redemption Date"), the
   Corporation shall redeem all of the then outstanding shares of Series B Preferred Stock by paying $22 per share in cash plus all accrued dividends thereon through the Redemption Date in cash (or, at the option of the holder, shares of Common Stock as determined in accordance with Section 2(a)) for each share of Series B Preferred Stock (hereinafter referred to as the "Redemption Price"), provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004 and not subsequently revoked such notice on or prior to the fifth business day preceding the Redemption Date.

(b) At least 30 days prior to the Redemption Date, written notice shall be mailed, by first class or registered mail, postage prepaid, to each holder of record of Series B Preferred Stock to be redeemed, at his or its address last shown on the records of the transfer agent of the Series B Preferred Stock (or the records of the Corporation, if it serves as its own transfer agent), notifying such holder of such redemption, specifying the Redemption Date) and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, his or its certificate or certificates representing the shares to be redeemed (such notice is hereinafter referred to as the "Redemption Notice"). On or prior to the Redemption Date, each holder of Series B Preferred Stock to be redeemed shall surrender his or its certificate or certificates representing such shares to the Corporation, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be issued representing the unredeemed shares. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the stockholders of the Series A Preferred Stock designated for redemption in the Redemption Notice as holders of Series A Preferred Stock of the corporation (except the right to receive the Redemption Price without interest (upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

(c) On or prior to the Redemption Date, the Corporation shall deposit the Redemption Price of all shares of Series B Preferred Stock designated for redemption in the Redemption Notice and not yet redeemed with a bank or trust company having aggregate capital and surplus in excess of $100,000,000 as a trust fund for the benefit of the respective holders of the shares designated for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust company to pay the Redemption Price for such shares to their respective holders on or after the Redemption Date upon receipt of notification from the Corporation that such holder has surrendered his or its share certificate to the Corporation. The balance of any monies deposited by the Corporation pursuant to this Subsection 7(c) remaining unclaimed at the expiration of one year following the Redemption Date shall thereafter be returned to the Corporation upon its request expressed in a resolution of its Board of Directors.

(d) The shares of Series B Preferred Stock so redeemed shall permanently be retired, shall no longer be deemed outstanding and shall not under any circumstances be reissued. Nothing herein contained shall prevent or restrict the purchase by the Corporation, from time to time either at public or private sale, of the whole or any part of the Series B Preferred Stock at such price or prices as the Corporation may determine, subject to the provisions of applicable laws.

       IN  WITNESS WHEREOF, these Articles of Amendment are
hereby  executed, effective as of the  4th   day of  February,
2000.



                                   TRIPOS, INC.

                                   By:     John P. McAlister

                                   Title:  President & CEO



Exhibit 4.1
                  INVESTOR'S RIGHTS AGREEMENT


          THIS INVESTOR'S RIGHTS AGREEMENT is made as of February 4, 2000, by and between Tripos, Inc., a Utah corporation (the "Company"), and LION Bioscience AG, a German corporation (the "Investor")".

                           RECITALS

          WHEREAS, the Investor and the Company are party to the Stock Purchase Agreement dated February 4, 2000 (the
"Purchase Agreement");

          NOW, THEREFORE, in consideration of the promises, covenants, and conditions set forth herein, the parties hereto hereby agree as follows:

     1.   DEFINITIONS. For purposes of this Agreement:

      The term "Act" means the Securities Act of 1933, as amended.

      The term "Change of Control" means the consummation of any single transaction or series of related transactions the result of which is that the holders of voting securities of the Company immediately before such transaction or transactions cease to own or have the right to acquire voting securities that have 60% of the voting power of all voting securities of the Company or the surviving entity after the consummation of such transaction or transactions.

      The term "Closing" means the closing of the sale and issuance of the Series B Preferred Stock pursuant to the terms and conditions of the Purchase Agreement.

      The term "Common Stock" means the common stock, par value $0.01 per share, of the Company.

      The term "Expiration Date" means the later of five (5) years from the Closing or such time as the Investor together with any affiliate of the Investor owns or has the right to acquire less than five percent (5%) of the issued and outstanding shares of Common Stock.

      The term "Form S-3" means such form under the Act as in effect on the date hereof or any registration form under the Act subsequently adopted by the SEC that permits inclusion or incorporation of substantial information by reference to other documents filed by the Company with the SEC.

      The term "Holder" means any person owning or having the right to acquire Registrable Securities or any assignee thereof in accordance with Section 2.10 hereof.

      The term "1934 Act" shall mean the Securities Exchange
Act of 1934, as amended.

      The term "register," "registered," and "registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Act, and the declaration or ordering of effectiveness of such registration statement or document.

      The term "Registrable Securities" means (i) the Common Stock issuable or issued upon conversion of the Series B Preferred Stock, (ii) any Common Stock issued in payment of dividends on the Series B Preferred Stock and (iii) any Common Stock issued as (or issuable upon the conversion or exercise of any warrant, right or other security that is issued as) a dividend or other distribution with respect to, or in exchange for, or in replacement of the shares referenced in (i) and
(ii) above.

      The term "Series B Preferred Stock" shall mean the
Series B Convertible Preferred Stock issued in accordance with the Purchase Agreement.

      The term "SEC" shall mean the Securities and Exchange Commission.

     2.   REGISTRATION RIGHTS. The Company covenants and agrees as follows:

       2.1  SHELF REGISTRATION.

          (a) Within ninety (90) days after the Closing, the Company shall prepare and file with the SEC a shelf registration statement on Form S-3 pursuant to Rule 415 under the Securities Act, covering the resale of the Registrable
Securities. The Company shall use its best efforts to cause such registration statement to be declared effective pursuant to Rule 415 by the SEC within one hundred eighty (180) days after the Closing, and promptly notify the Holders (x) when such registration statement becomes effective, (y) when any amendment to such registration statement becomes effective and
(z) of any request by the SEC for any amendment or supplement to such registration statement or any prospectus relating thereto or for additional information. A draft of such registration statement shall be provided to each Holder for its review and comment at least five (5) days prior to filing with the SEC.

          (b) If the Company registers the Registrable Securities on Form S-3 and subsequently becomes ineligible to use such form, then the Company will use its best efforts to promptly register the Registrable Securities on a registration statement on Form S-1 or other available form and will file any amendments or supplements to such registration statement as may be necessary to allow the Holders to meet the prospectus delivery requirements of the Securities Act in connection with its sales of Registrable Securities under such registration statement.

          (c) The Company will use its best efforts to cause the registration statement filed pursuant to this Section 2.1 to remain effective until the Registrable Securities may be sold pursuant to Rule 144(k) under the Securities Act.



       2.2  COMPANY REGISTRATION.

          (a) Until the Expiration Date, if (but without any obligation to do so) the Company proposes to register (including for this purpose a registration effected by the Company for stockholders other than the Holders) any of its common stock
(or securities convertible into, exchangeable into, or exercisable for common stock) under the Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to the sale of securities to or by participants in a Company stock plan, a registration statement of Form S-4 or any similar form for transaction issued in a merger or pursuant to a vote of security holders, a registration on any form that does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Registrable
Securities or a registration in which the only Common Stock being registered is Common Stock issuable upon conversion of debt securities that are also being registered), the Company shall, at such time, promptly give each Holder written notice of such registration. Upon the written request of each Holder given within twenty (20) days after mailing of such notice by the Company in accordance with Section 4.5, the Company shall, subject to the provisions of Section 2.7, cause to be registered under the Act all of the Registrable Securities that each such Holder has requested to be registered.

          (b) The Company will use its best efforts to cause such registration statement to become effective, and, upon the request of the Holders of a majority of the Registrable
Securities registered thereunder, keep such registration statement effective for a period of up to one hundred twenty
(120) days or until the distribution contemplated in the Registration Statement has been completed.

       2.3  OBLIGATIONS OF THE COMPANY. Whenever required under this
Section 2 to effect the registration of any Registrable
Securities, the Company shall, as expeditiously as reasonably possible:

          (a) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all securities covered by such registration statement.

          (b) Furnish to the Holders such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them.

          (c) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as shall be reasonably requested by the Holders; provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

          (d) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement.

          (e) Notify each Holder of Registrable Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

          (f) Cause all such Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed.

       2.4 FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Section 2 with respect to the Registrable Securities of any selling Holder that such Holder shall furnish to the Company such information regarding itself, the Registrable
Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration of such Holder's Registrable Securities.

       2.5 EXPENSES OF SHELF REGISTRATION. All expenses other than underwriting discounts and commissions incurred in connection with registrations, filings or qualifications pursuant to
Section 2.1, including (without limitation) all registration, filing and qualification fees, printers' and accounting fees, fees and disbursements of counsel for the Company and the reasonable fees and disbursements of one counsel for the selling Holders shall be borne by the Company.

       2.6 EXPENSES OF COMPANY REGISTRATION. The Company shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Registrable
Securities with respect to the registrations pursuant to
Section 2.2 for each Holder, including (without limitation) all registration, filing, and qualification fees, printer's and accounting fees relating or apportionable thereto and the fees and disbursements of one counsel for the selling Holders selected by them, but excluding underwriting discounts and commissions relating to Registrable Securities.

       2.7 SUSPENSION OF REGISTRATION. Notwithstanding anything in this Agreement to the contrary, if after any registration statement to which the rights hereunder apply becomes effective (and prior to completion of any sales thereunder), the Board of Directors determines in good faith that the failure of the Company to (i) suspend sales of stock under the registration statement or (ii) amend or supplement the registration statement, would have a material adverse effect on the Company, the Company shall so notify each Holder participating in such registration and each Holder shall suspend any further sales under such registration statement until the Company advises the Holder that the registration statement has been amended or that conditions no longer exist which would require such suspension, provided that the Company may impose any such suspension for no more than thirty (30) days and no more than two (2) times during any twelve month period.

       2.8 UNDERWRITING REQUIREMENTS In connection with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under Section 2.2 to include any of the Holders' securities in such underwriting unless they accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by it
(or by other persons entitled to select the underwriters), and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company. If the total amount of securities, including Registrable Securities, requested by stockholders to be included in such offering exceeds the amount of securities sold other than by the Company that the underwriters determine in their sole discretion is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of such securities, including
Registrable Securities, that the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling stockholders according to the total amount of securities entitled to be included therein owned by each selling stockholder or in such other proportions as shall mutually be agreed to by such selling stockholders).

       2.9 INDEMNIFICATION. In the event any Registrable Securities are included in a registration statement under this Section 2:

          (a) To the extent permitted by law, the Company will indemnify and hold harmless each Holder, any underwriter (as defined in the Act) for such Holder, and each person, if any, who controls such Holder or underwriter within the meaning of the Act or the 1934 Act, against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Act, the 1934 Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively, a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading, or
(iii) any violation or alleged violation by the Company of the Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the Act, the 1934 Act or any state securities law; and the Company will pay to each such Holder, underwriter or controlling person, as incurred, any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this subsection 2.8(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon a Violation that occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by any such Holder, underwriter or controlling person.

          (b) To the extent permitted by law, each selling Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who has signed the registration statement, each person, if any, who controls the Company within the meaning of the Act, any underwriter, any other Holder selling securities in such registration statement and any controlling person of any such underwriter or other
Holder, against any losses, claims, damages or liabilities
(joint or several) to which any of the foregoing persons may become subject under the Act, the 1934 Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder expressly for use in connection with such registration; and each such Holder will pay, as incurred, any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection 2.8(b) in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this subsection 2.8(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Holder, which consent shall not be unreasonably withheld; provided that, in no event shall any indemnity under this subsection 2.8(b) exceed the gross proceeds from the offering received by such Holder.

          (c)  Promptly after receipt by an indemnified party under this
Section 2.8 of notice of the commencement of any action
(including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 2.8, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party (together with all other indemnified parties that may be represented without conflict by one counsel) shall have the right to retain one separate counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this
Section 2.8, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 2.8.

          (d) If the indemnification provided for in this Section 2.8 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, liability, claim, damage or expense referred to therein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

          (e) Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with the underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

          (f)  The obligations of the Company and Holders under this
Section 2.8 shall survive the completion of any offering of Registrable Securities in a registration statement under this
Section 2, and otherwise.

       2.10 REPORTS UNDER SECURITIES EXCHANGE ACT OF 1934. With a view to making available to the Holders the benefits of Rule
144 promulgated under the Act and any other rule or regulation of the SEC that may at any time permit a Holder to sell securities of the Company to the public without registration or pursuant to a registration on Form S-3, the Company agrees to:

          (a) make and keep public information available, as those terms are understood and defined in SEC Rule 144, at all times after the effective date of the first registration statement filed by the Company for the offering of its securities to the general public;

          (b) file with the SEC in a timely manner all reports and other documents required of the Company under the Act and the 1934 Act; and

          (c) furnish to any Holder, so long as the Holder owns any Registrable Securities, forthwith upon request (i) a written statement by the Company that it has complied with the reporting requirements of SEC Rule 144 (at any time after ninety (90) days after the effective date of the first registration statement filed by the Company), the Act and the 1934 Act (at any time after it has become subject to such reporting requirements), or that it qualifies as a registrant whose securities may be resold pursuant to Form S-3, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested in availing any Holder of any rule or regulation of the SEC that permits the selling of any such securities without registration or pursuant to such form.

       2.11 ASSIGNMENT OF REGISTRATION RIGHTS. The rights to cause the Company to register Registrable Securities pursuant to this Section 2 may be assigned (but only with all related obligations) by a Holder to a transferee or assignee of such securities provided: (a) the Company is, within a reasonable time after such transfer, furnished with written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned, and (b) such assignment shall be effective only if immediately following such transfer the further disposition of such securities by the transferee or assignee is restricted under the Act.

     3.   COVENANTS OF THE COMPANY.

       3.1 DELIVERY OF FINANCIAL STATEMENTS. Until the Expiration Date, the Company shall deliver to the Investor:

          (a)  as soon as practicable, but in any event within ninety
(90) days after the end of each fiscal year of the Company, an income statement for such fiscal year, a balance sheet of the Company and statement of stockholder's equity as of the end of such year, and a statement of cash flows for such year, such year-end financial reports to be in reasonable detail, prepared in accordance with generally accepted accounting principles ("GAAP"), and audited and certified by independent public accountants of nationally recognized standing selected by the Company;

          (b) as soon as practicable, but in any event within forty-five (45) days after the end of each of the first three (3) quarters of each fiscal year of the Company, an unaudited income statement, statement of cash flows for such fiscal quarter and an unaudited balance sheet and a statement of stockholder's equity as of the end of such fiscal quarter;

          (c) within thirty (30) days of the end of each month, an unaudited income statement and statement of cash flows and balance sheet for and as of the end of such month, in reasonable detail;

          (d) as soon as practicable and available to the Board of Directors of the Company, but in any event within ninety (90) days of the end of each fiscal year, a budget for the next fiscal year; and

          (e) with respect to the financial statements called for in subsections (b) and (c) of this Section 3.1, an instrument executed by the Chief Financial Officer or President of the Company certifying that such financials were prepared in accordance with GAAP consistently applied with prior practice for earlier periods (with the exception of footnotes that may be required by GAAP) and fairly present the financial condition of the Company and its results of operation for the period specified, subject to year-end audit adjustment and customary year-end accruals.

       3.2 INSPECTION. Until the Expiration Date, the Company shall permit the Investor, at the Investor's expense, to visit and inspect the Company's properties, to examine its books of account and records and to discuss the Company's affairs, finances and accounts with its officers, all at such reasonable times as may be requested by the Investor;
provided, however, that the Company shall not be obligated pursuant to this Section 3.2 to provide access to any information that it reasonably considers to be a trade secret or similar confidential information.

       3.3 PREEMPTIVE RIGHT. Until the Expiration Date and subject to the terms and conditions specified in this paragraph 3.3., the Company grants to the Investor a preemptive right to purchase a portion of any offering of Common Stock, or any other security convertible into or exchangeable for Common
Stock, such that the Investor's percentage ownership interest in the Company (assuming full conversion of all convertible securities and full exercise of all options and warrants) would remain unchanged. Prior to the closing of any offering giving rise to rights under this paragraph 3.3., the Company shall give the Investor ten (10) business days' notice of any proposed financing, stating the transaction price, the closing date and all other material terms of the proposed transaction. Investor shall have the right to participate at closing, as described above, to the extent necessary to maintain its ownership interest. Investor shall providing at least two (2) business days' notice prior to the closing date of its intent to participate at closing and shall deliver the purchase price to the Company or its designee at least one (1) business day prior to such closing. Failure to strictly comply with the provisions of this paragraph shall render Investor's rights with respect to a particular transaction null and void. In no event shall these preemptive rights apply to transactions where the consideration consists in whole or in part of anything other than cash, nor shall these rights apply to the exercise of stock options or stock warrants authorized by the Board.

       3.4 BOARD REPRESENTATION. Until the Expiration Date, the Investor will be entitled to designate one (1) member of the Company's Board of Directors, which right shall apply only to the extent that there is not then in effect a similar provision in the Company's Articles of Incorporation creating the Series B Preferred Stock.

       3.5 SALE OF ASSETS. Until the Expiration Date, unless and until the Investor has given its approval, the Company shall not:

          (a) sell, transfer or otherwise dispose of all or substantially all of the assets of the Company in any single transaction or series of related transaction; provided, however, that no such approval of the Holders if the Board of Directors of the Company determines in good faith that the consideration to be received by the Company is equivalent to at least US $ 60 per share(as adjusted for subsequent stock splits, recombinations or reclassifications); or

          (b) enter into any single transaction or series of related transactions which would result in a Change of Control of the Company; provided, however, that no such approval of the Holders shall be required if the transaction results in the sale of the Company's Common Stock for an amount per share exceeding US $ 60 (as adjusted for subsequent stock splits, recombinations or reclassifications).

       3.6 SUPERMAJORITY VOTING REQUIREMENTS. Until the Expiration Date, the Board of Directors shall consist of at least seven
(7) and no more than nine (9) members and the affirmative vote of at least two-thirds of the members of the Board of Directors shall be required for the Company to take or commit to take any of the actions described below (whether in a single transaction or series of related transactions):

          (a) to issue any equity security of the Company senior to the Series B Preferred Stock;

          (b) to purchase, redeem or otherwise acquire or retire for value (including, without limitation, in connection with any merger or consolidation involving the Company) any equity security of the Company that is junior to the Series B
Preferred Stock;

          (c) to declare or pay any dividend or make any other payment or distribution on account of the Company's equity interests that are junior to the Series B Preferred Stock (including, without limitation, in connection with any merger or consolidation involving the Company) (other than dividends payable in stock of the same or of a junior class); or

          (d) to issue any shares of preferred stock that are not junior to the Series B Preferred Stock in dividend and liquidation rights.

     4.   MISCELLANEOUS.

       4.1 SUCCESSORS AND ASSIGNS. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties (including transferees of any shares of Registrable Securities). Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

       4.2 GOVERNING LAW. This Agreement shall be governed by and construed under the laws of the State of Delaware as applied to agreements among Delaware residents entered into and to be performed entirely within Delaware.

       4.3 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

       4.4 TITLES AND SUBTITLES. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

       4.5 NOTICES. Unless otherwise provided, any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given (i) upon personal delivery to the party to be notified, (ii) upon delivery by nationally recognized overnight courier service addressed to the party to be notified at the address indicated for such party on the signature page hereof or (iii) upon delivery by facsimile transmission to the party to be notified at the facsimile number indicated for such party on the signature page hereof, or at such other address or facsimile number as such party may designate by ten (10) days' advance written notice to the other parties.

       4.6 EXPENSES. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

       4.7 AMENDMENTS AND WAIVERS. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the holders of a majority of the Registrable Securities then outstanding; provided, however, that in the event such amendment or waiver adversely affects the rights and/or obligations of the holders of Series B
Preferred Stock under this Agreement in a different manner than the other Holders, such amendment or waiver shall also require the written consent of the holders of a majority of the shares of Series B Preferred Stock (or shares of Common
Stock issued upon conversion thereof) then outstanding
(calculated on an as-converted basis). Any amendment or waiver effected in accordance with this paragraph shall be binding upon each holder of any Registrable Securities then outstanding, each future holder of all such Registrable
Securities, and the Company.

       4.8 SEVERABILITY. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

       4.9 ENTIRE AGREEMENT. This Agreement (including the Exhibits hereto, if any) constitutes the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

                     *    *    *    *    *
                   (Signature pages follow)


                  INVESTOR'S RIGHTS AGREEMENT

                  Counterpart Signature Page

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

     TRIPOS, INC.
     1699 South Hanley Road
     St. Louis, Missouri 63144


     By:  /s/ John P. McAlister
     Name:  John P. McAlister
     Title:  President & CEO




                  INVESTOR'S RIGHTS AGREEMENT

                  Counterpart Signature Page

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

     LION BIOSCIENCE AG
     Im Neuenheimer Feld 515-517
     69120 Heidelberg
     Germany


     By:  /s/ Friedrich von Bohlen und Halbach
     Name:  Friedrich von Bohlen und Halbach
     Title:    CEO






Exhibit 10.16


** Indicates confidential material has been omitted pursuant to Rule 406 under the Securities Act of 1933. as amended.


                         AGREEMENT ON
                      COLLABORATION TERMS



                            between






                      LION Bioscience AG,
                 Im Neuenheimer Feld 515-517,
                  D-69120 Heidelberg, Germany
               represented by its managing board

                  -called "LION" hereinafter-



                              and




                          Tripos Inc.
                   St. Louis, MO 63144, USA
represented by its CEO John McAlister and its VP Mary Woodward



                 -called "Tripos" hereinafter-

          -collectively called "Parties" hereinafter-







                       Table of Contents


     Preamble


       1  Definitions
       2  Scope of the Agreement
       3  Confidentiality
       4  Fee Allocation
       5  Acquisition Fee
       6  Managing Party`s Responsibilities
       7  Intellectual Property
       8  Warranty
       9  Liability
       10 Term and Termination
       11 Governing Law and Place of Jurisdiction and Arbitration
       12 Tripos Affiliates
       13 Miscellaneous




                           Preamble

WHEREAS   the   Parties  have  engaged  in  various   business
discussions and activities since the year 1997 and

WHEREAS the Parties have since then entered contractual relationships including but not limited to general collaboration principles in the "Genomics/Chemistry Informatics Collaboration Agreement" of July 14th 1998 and "LION/Tripos further specification of [intentionaly omitted] and future collaboration terms" of August 26th 1999 and

WHEREAS the Parties have jointly entered a certain consulting project with a major European pharmaceutical organization and

WHEREAS the Parties desire to form an even closer relationship by jointly approaching other potential customers and offering combined services to such customers,

NOW THEREFOR and for other good and valueable considerations the Parties have agreed to the following:


                         1 Definitions

The following terms listed on the left have the exclusive meaning as defined on the right, if not otherwise stated in this Agreement:

a) Acquisition Fee            The fee set forth in  5.

b)  Affiliate                 A corporation or other entity
                              which controls, is controlled
                              by , or is under common
                              control with a party. A
                              corporation or other entity
                              shall be deemed to control
                              another corporation or entity
                              if it owns, directly or
                              indirectly, more than fifty
                              percent (50%) of the voting
                              shares or other interest, or
                              has the power to elect more
                              than half the directors, of
                              such other corporation or entity.

c)  Agreement                 This agreement including
                              attachments and formal
                              changes and additions to this
                              agreement and attachments.

d) Collaboration              The cooperation of LION and
                              Tripos in the field as
                              specified in 2.

e) Confidential Information   Such information as defined
                              in  3.

f)  LION                      The LION bioscience AG, 69123
                              Heidelberg, Germany and Affiliates.

g) LION`s expertise           This includes but is not
                              limited to bioinformatics and
                              text analysis.

h)  Management Fee            The fee set forth in  6.

i) Managing Party             The Party to whom the
                              Management Fee is allocated.

j) Project                    Any joint customer projects
                              of the Parties that was the
                              result of an acquisition as
                              set forth in  5.

k) Third Party                Any party being neither LION
                              nor Tripos.

l) Tripos                     The Tripos Inc., St. Louis,
                              MO 63144, USA and Affiliates.

m) Tripos` expertise          This includes but is not
                              limited to cheminformatics,
                              modelling and data analysis



                    2 Scope of the Agreement

(1) This Agreement merges all prior agreements between the Parties relating to the subject-matter thereof. This Agreement explicitly merges and supersedes the "Genomics/Chemistry Informatics Collaboration Agreement" of July 14th 1998 and "LION/Tripos further specification of [intentionaly omitted] and future collaboration terms" of August 26th 1999.

(2) On the terms and subject to the conditions contained in this Agreement, the Parties will apply their respective
  skills,   know-how,  resources  and  technologies   in   the
  development and marketing of products, training and services for the specific Project. Each party will conduct its related activities under this Agreement so as to provide a primary competitive advantage to the other party in the other party's respective area of expertise (as defined in 1).

(3)   The  Parties agree to cooperate in the following  field:
  LION uses Tripos as primary partner for enterprise-scale discovery data managemant and data sharing in the field of cheminformatics. Tripos uses LION as primary partner for enterprise-scale discovery data managemant and data sharing in the field of bioinformatics. To best ensure full and open collaboration as described herein while protecting each party's Confidential Information, as well as to avoid any conflicts of interest, the Parties agree that they will collaborate as set forth herein on a primary basis as follows:

     (a) except as either party may be otherwise allowed hereunder for reasons due to the failure or inability of the other to act or execute agreed-to plans hereunder, neither party shall directly or indirectly enter into or effect a similar relationship with a Third Party for a Collaboration. In case a customer states in writing that either of the Parties is not acceptable to the customer (as determined at the customer`s free discretion), the respective other party shall be free of the obligation set forth in this 2 (3);

     (b)  the Parties shall coordinate their related marketing
     and   sales   efforts,  including  provision  for   joint
     representation at customer presentations and sharing of mutually agreed-to marketing activities;

     (c) nothing herein shall preclude a party from making its proprietary software or other products generally available to the public upon any commercial release of such or from promoting or licensing its respective individual informatics product components;

     (d)  to  promote collaboration, each party shall  execute
     proper  care,  including technical team coordination,  to
     best   safeguard   of  the  other  party's   Confidential
     Information as it may receive hereunder.

(4) It is anticipated that more than one Project may be defined and pursued under this Agreement. Each such Project shall have a written Project plan describing the nature and purpose of the Project. It is intended that such plans will be developed at the beginning of each Project and updated at regular time periods as mutually specified to be appropriate for the individual Project(s). Each plan is intended to include a statement of the Project's overall vision; targeted customer solution(s); Project definition(s); goals; a business plan including anticipated Project ownership issues and including intended technology transfer, revenue and cost-sharing rules, and expected resource allocation; timelines and issues for related technical, marketing and sales execution; an overall Project timeline (including deliverables and responsibilities); and any special considerations such as customer issues and Third Party interaction effects. Project plans will require mutual written approval by each party's designated project chair. Each party shall in its sole discretion designate its project-chair for each Project related hereto.

(5) Each party acknowledges that this Agreement is not intended to cover all product and technology areas in which one or both Parties may have expertise, and that there shall remain areas where the Parties may not cooperate and remain completely separate.

(6) Each party agrees that any Project reports generated as preliminary steps or as part of a customer collaboration to a broader collaboration with any customer shall not be used with any Third Party or solely by one party in subsequent phases of the interaction with such customer in any manner that does not take into account the other party`s contribution and skill set in such Project reports.

(7) The Parties agree that for any individual customer they shall within a reasonable period of time reach an agreement on how to approach such customer, this agreement including at least a reasonable estimate of the deal value (as defined in 5) and the allocations of the Acquisition Fee and the Management Fee. After such an agreement 9 (3) applies.


                       3 Confidentiality

(1)    "Confidential   Information"  consists   of   (i)   any
  information designated by either party as confidential; (ii) product source code; and (iii) any information relating to a party's product plans, product designs, product costs, product prices, product names, finances, marketing plans, business opportunities, personnel, research, development or know-how. Each party agrees not to use the Confidential Information of the other party for any purpose not reasonably required by this Agreement. Each party agrees that it will not disclose the other party's Confidential Information to any Third Party and will treat the Confidential Information with the same degree of care, but no less than reasonable care, as it uses
  to   protect  its  own  Confidential  Information  of   like
  importance.   Access  to Confidential  Information  will  be
  restricted to employees with a need to know and who have executed a written confidentiality agreement protecting Third Party information. The obligations of this 3 shall survive any termination of this Agreement for a period of five (5) years.


(2) The obligations of confidentiality shall not apply to Confidential Information which a party can clearly establish
  (a) was in the possession of, or was known by it without an obligation to maintain its confidentiality prior to its receipt from the other party and not in violation of any confidentiality obligation; (b) is or becomes generally known to the public without violation of this Agreement without violation of this Agreement or any other confidentiality obligation; (c) is obtained from a Third Party having the right to disclose it without an obligation of confidentiality; or (d) was independently developed without participation of
  individuals   who  have  had  access  to  the   Confidential
  Information.    In  addition,  either  party  may   disclose
  Confidential Information to the extent required to be disclosed by a government agency or a court of law, provided that such party gives the other party written notice of the proposed disclosure with sufficient time to seek relief and that such disclosure, if made, is made in a fashion to maximize the protection of the Confidential Information from further disclosure.


                        4 Fee Allocation

(1) The party acquiring a customer for a common project shall receive an Acquisition Fee for that acquisition. The details of such acquisition are set forth under 5.

(2) The party managing the relationship with a customer for a Project shall receive a Management Fee for that service. The Managing Party shall be the party acquiring the customer, if not agreed upon by the Parties otherwise in writing. The Management Fee shall be a lump sum of six percent (6%) of the deal value. Deal value in this context shall have the meaning as set forth in 5. The obligations of the Managing Party are set out in 6.

(3) After deduction of the Acquisition Fee and the Management Fee, the remaining deal value (as defined in 5) shall be distributed to the Parties according to their respective total percentage contribution to the Project as indicated by the allocated personnel and to be proven by each party through documentation of such allocation provided however that the Parties shall ensure in their negotiations between the Parties and in relation to the customer that the remaining deal value
  shall   remain   acceptable  for  the  respective   business
  requirements.   It  is  agreed that  this  acceptability  is
  generally reflected in the Parties` standard fully loaded rate for a full-time-equivalent.

(4)  License fees for proprietary software and related support
  provided   solely  by  one  party  as  part  of  a  separate
  collaboration shall not be subject to any fee allocation as specified herein.

(5)    Travel  and  out-of-pocket  expenses  shall  be  billed
  separately  to the customer by the respective  party  or  as
  otherwise   mutually  agreed  in  writing  for  a   specific
  collaboration.

(6) In the event that a party who is not earning the Acquisition and/or Managing Fee for a specific collaboration
  executes   material  tasks  that  should  be   the   other's
  responsibility, the executing party may charge, and be due within ten (10) days after receipt of payment by the customer to the other party its direct costs for its contribution plus a reasonable profit of ** percent (**%). Such billing may be at the time the first collaboration payment is due but shall reasonably be allocated to parallel the customer payment timelines.


                       5 Acquisition Fee

     (1) The Acquisition Fee for acquiring a customer as defined in 5 (2) shall be as follows:

     (a) for deal-values of less than $US**   --   **%;
     (b) for deal-values of more than $US** less than $**  --  **%;
     (c) for deal-values of $US**  --  or  greater **%.

(2) Acquiring a customer cumulatively means: entering negotiations with the customer, including taking the lead role in definition of the business scope, development of the budget, and execution of the Project plan for presentation to the customer; generating a validated interest as partly demonstrated by winning award of the bid or acceptance of the proposal by the customer; generating and successfully negotiating a Project agreement to which Tripos and LION are both parties (directly or as a subcontractor to the other party) in that said agreement and which agreement reflects elements of the validated interest as evidenced by each party's necessary application of personnel resources to execute specific Project components based on the party's respective skill set. Neither party shall commit the other to terms not authorized by the represented party. The Parties agree that one or both may have simultaneous independent non-joint projects or product activity on-going for a customer designated hereunder and that such independent projects are not subject to this Agreement.

(3) In case one party contacts a customer and brings in the other party at this customer and an agreement only between the customer and the other party is agreed upon between them, the one party shall be entitled to a commission-fee of **% of the deal value (as defined in 5 (4) between the other two parties (the above does not include a sub-contractor-role as set forth in 5 (2)).

(4) Deal value means: all payments under paragraphs 5 (2) and (3) one party receives for new products created, services and other duties performed to the customers under a Project or in case of 5 (3), excluding any equity payments. For the avoidance of doubt it is agreed that a follow-up deal shall also generate an Acquisition Fee, if the above is met (e.g. customer X acquired by party Y awards an evaluation project worth 100.000 (A) to the Parties and in a second step awards the follow-up project worth
 5.000.000 (B) to the Parties, then party Y is entitled to ** for (A) and ** for (B).

(5) The party acquiring the customer will be the party the customer contacts on primary business matters relating to the Project. The party acquiring the customer shall without delay forward all communication with the customer to the other party. A list of customers acquired by each of the Parties is attached to this Agreement as Attachment A (LION) and Attachment B (Tripos).


              6 Managing Party`s Responsibilities

     The   Managing  Partner  shall  be  responsible  for  the
     following activities:

     (a) billing and collection of the all payments under the Project, with subsequent forwarding to the non-managing partner within fifteen (15) business days of receipt of any customer payment of any respective non-managing partner amount(s) along with a copy of the detailed total billing to the customer;

    (b) first-line contact support and resolution for all customer issues related to the overall collaboration and any shared interface created under the collaboration development that are neither clearly Tripos' nor LION's expertise, provided however that the Managing Partner shall not be responsible for questions specifically related to the operation of the other partner's proprietary software and provided however that the Managing Partner shall keep the other party informed on a bi-weekly basis of all customer issues and questions related to the collaboration;

     (c) coordination and planning of regular meetings of the Parties with customer representatives;

     (d)  regular  monitoring and profiling  for  the  Party's
    shared evaluation of Project progress and satisfaction by relevant customer employees, representatives, or departments who may not be part of the scheduled meeting with LION and Tripos or in the circle of the direct interaction but who have the potential to affect the Project's progress and success;

    (e) coordination of any related Third Party activities (e.g. suppliers) consistent with the Parties' joint aims. All such Third Parties shall be mutually-agreed upon in writing prior to any initial contact by either partner;

     (f) coordination and first-level financial responsibility in any intellectual property application opportunities that may arise under a Project and which the Parties mutually agree to pursue in writing provided however that the non-managing partner shall reimburse the Managing Partner for its designated share of costs related to any such mutually agreed-to activity upon any subsequent receipt of a proper invoice for related amounts paid by the Managing Partner. The Managing Partner shall provide the non-managing partner with copies of all documents, filings, and bills associated with joint intellectual property matters and shall not submit any document or filing in the other's name without the other's prior review and approval;

     (g) responsibility for sole or primary liability to the customer, to the maximum extent that applicable laws allow except for the other party's negligence, willful misconduct, or sole infringement of Third Party intellectual property rights. The Managing Partner shall NOT be liable towards the customer concerning the non-managing partner`s software and any infringements generated through that. For the avoidance of doubt this does not affect the liability issues between the Parties;

     (h) monitoring of issues or changes that may impact Project payments or allocations, or increment Project expenses through best efforts with existing financial staff, with prompt written notification to the other party;

     (i) ensuring that proper assignment of any intellectual property to the respective Party(ies) hereto is made by the customer and/or the Managing Partner as appropriate.

                    7 Intellectual Property

(1) For any individual Project the Parties shall negotiate the terms of and the questions relating to Intellectual Property in a separate agreement which shall become an attachment to this Agreement. If the Parties are unable to agree on terms for such individual Projects the following shall apply:

    (a)   All  know-how,  data,  documents,  technology,   and
    inventions  (whether  or  not  patentable)  possessed   by
    either party prior to this Agreement shall remain the exclusive property of the respective owning party.

     (b) The Parties agree that their intent is to create maximum intellectual property leverage from the Projects anticipated and the party designated as acquiring the customer shall make best good faith attempts to ensure such result in its negotiation with the customer. At a minimum, the Parties agree that their intent is to negotiate with any customer under a Project that all rights, title and interest to any software developments and any associated algorithms, scientific or process methodologies, research data models except as embodying or derived from a customer's proprietary and confidential information shall be assigned to LION and/or Tripos. Neither party shall enter into a customer contract under this Agreement, thereby binding the other party, that does not meet the minimum intention set forth herein without the prior written consent of the other party.

     (c) Inventions and inventorship shall be determined according to the applicable laws.

     (d) The Parties hereby represent that each has previously existing consulting methodology know-how as they enter this Agreement.

     (e) For inventions, software code or the like where both parties have contributed, each party owns such invention/ or copyrightable work in proportion to the party`s respective total percentage contribution to the invention as reasonably determined by the Parties.

(2) Neither party shall use any trademark, service mark or logo of the other party without such other party`s prior written approval.


                           8 Warranty

(1) Each party represents and warrants that the products and technology which will be the subject of the Projects contemplated hereunder do not, to the best of its knowledge, infringe any intellectual property rights of any Third Party, and agrees promptly to inform the other of any potential
  infringement  issues  that  may arise.   Each  party  hereby
  represents and warrants that it has the unrestricted right to enter into and perform this Agreement. Each party shall be solely responsible and liable for their respective proprietary products and technologies.

(2)   EXCEPT  AS SPECIFIED IN THIS AGREEMENT, ALL  EXPRESS  OR
  IMPLIED REPRESENTATIONS AND WARRANTIES, INCLUDING ANY IMPLIED
  WARRANTY OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE
  OR NON-INFRINGEMENT, ARE HEREBY EXCLUDED.

                          9 Liability

(1) IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, PUNITIVE, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGE IN CONNECTION WITH OR ARISING OUT OF THIS AGREEMENT (INCLUDING LOSS OF PROFITS, USE, DATA OR OTHER ECONOMIC ADVANTAGE), HOWEVER IT ARISES, EXCEPT FOR BREACH OF ANY OF THE MATERIAL PROVISIONS OF THIS AGREEMENT, INCLUDING BUT NOT LIMITED TO BREACH OF WARRANTY, OR IN TORT,OR BREACH OF CONTRACT, OR WILLFULL MISCONDUCT OR GROSS NEGLIGENCE.

(2) Independently of the legal basis each party`s liability shall be limited to the damages such party was able to foresee at the time of closing of this Agreement AND in no event shall the overall liability exceed the amount of two hundret and fifty thousand USD ($US 250.000,--).

(3) For the avoidance of doubt: after a written agreement between the Parties on how to approach any individual customer (as set forth in 2 (7)), a party breaching such an agreement or otherwise culpable for a loss of the other party shall be fully liable in respect to that individual Project to the other party if not agreed upon differently between the Parties in writing.

(4) A party is not liable for non-performance of this Agreement to the extent that the non-performance is caused by events or conditions beyond that party's or its Board's control and the party gives prompt notice and makes all reasonable efforts to perform.

                    10 Term and Termination

(1) This Agreement becomes effective upon full execution by the Parties and remains in full force and effect for an unlimited period of time unless terminated in accordance with the provisions hereof.

(2) The Parties may terminate this Agreement at any time by mutual written consent or by unilateral written notice with a period of notice of at least three (3) months prior to the end of any calendar year. Any payment obligations for Fee Allocation (as set forth under 4) shall remain unaffected.

(3)  Either party may terminate this Agreement:

           a) upon written notice to the other party if the other party fails to perform or observe any of its material obligations under this Agreement, and such failure cannot be remedied or, if remediable, is not cured within sixty (60) days after written notice thereof from the terminating party;

           b) by a non-merging or -acquired party hereto in the event that the substantially all of the business or assets of the other are acquired by, or merged with, a Third Party; or

          c) by a party hereto in the event that the decision-making process of the other is materially impeded by a mandate or mandates from its board such that effective execution and necessary evolution of the collaboration hereunder is made unbearable.

(4) Upon termination of this Agreement, each party shall return all technical, marketing and other materials received from the other party provided however that in the event of any breach or termination for cause, the non-breaching or non-effecting party may retain and use such materials of the other party solely as may be necessary to continue customer support until it has developed an alternative plan and transition strategy.

         11 Governing Law and Place of Jurisdiction and
                          Arbitration

(1) This Agreement shall be governed by the laws of the Federal Republic of Germany under exclusion of its choice of law provisions. Exclusive place of jurisdiction shall be Heidelberg, Germany.

(2) The Parties agree that any and all disputes arising directly or indirectly out of or relating in any way to this Agreement which can not be satisfactorily resolved by the Parties shall be submitted first to mediation and if not resolved by mediation then to binding arbitration pursuant to the Rules then in effect of the American Arbitration Association (AAA). Arbitration shall be held by three arbitrators. Arbitration shall be held in the English language. The arbitrators shall decide the matters submitted to them based upon the evidences presented and the terms of this Agreement. The arbitrators shall issue a written decision which shall state the reasons of the decision and which shall include findings of fact and conclusions of law. The decision of the arbitration shall be final, non-appealable and binding upon the parties and their respective successors and permitted assigns.

                      12 Tripos Affiliates

For any individual customer contract related to this Agreement, Tripos may at its option elect that one of its Affiliates shall act on its behalf in the performance thereof.
In case of any such designation, Tripos agrees that it is responsible and liable for its designated Affiliates.

                        13 Miscellaneous

(1) Any provision or provisions of this Agreement which are deemed illegal, invalid, or unenforceable in any state or country in which this Agreement is effective, shall in such
  state   or  country,  to  the  extent  of  such  illegality,
  invalidity, or unenforceability, be deemed severed and shall not affect the legality, validity or enforceability of any other provision hereof. The invalid provision or the gap shall be filled by an appropriate provision which to the extent legally possible, comes closest to the parties` intent of what the parties`would have layed down, had they been aware of the invalidity or gap in order to meet the spirit and purpose of this Agreement.

(2) The Parties are independent contractors under this Agreement and no partnership, franchise, agency, or employer-employee relationship is intended except as explicitly provided for in this Agreement. Neither party will act in a manner which expresses or implies any such relationship, nor bind the other party except as explicitly provided for in this Agreement.

(3) The terms and conditions of this Agreement will be considered Confidential Information of both parties and may not be disclosed without the prior written consent of the other party. The parties will cooperate on a joint press release and related publicity themes and statements to announce their entering into this Agreement.

(4) All notices must be in writing and delivered to the addresses specified above or as otherwise notified in writing.
  Such notices will be effective upon receipt.

(5) Except as contemplated in provisions involving Affiliates as allowed herein, neither party may assign or otherwise transfer any of its right or obligations under this Agreement without the prior written consent of the other party. In the event of a merger or acquisition of a party hereunder, the merging or acquiring party will promptly inform the other in as timely a manner as allowed by securities or other applicable law.

(6) Any waiver of any provision of this Agreement, or delay by either party in the enforcement of any right hereunder, will neither be construed as a continuing waiver nor create an expectation of non-enforcement of that or any other right.

(7) No modification to this Agreement will be binding, unless in writing and signed by a duly authorized representative of each party.



Executed by and on behalf of LION bioscience AG

Heidelberg, 4 February 2000



/s/ Friedrich von Bohlen und Halbach    /s/ Klaus Sprockamp
Dr. Friedrich von Bohlen und Halbach   Dipl.- Wirtsch.Ing. Klaus Sprockamp
CEO                                         CFO


Executed by and on behalf of Tripos Inc..




St. Louis, 4 February 2000






/s/ John P. McAlister                   /s/ Mary P. Woodward
     John P. McAlister                  Mary P. Woodward


     Attachment A

     Customers acquired by LION according to the requirements as set forth in 4 (as per August 26th 1999)

     **

Executed by and on behalf of LION bioscience AG

Heidelberg, 4 February 2000___________________



/s/ Friedrich von Bohlen und Halbach    /s/ Klaus Sprockamp
Dr. Friedrich von Bohlen und Halbach    Dipl.- Wirtsch.Ing. KlausSprockamp
CEO                                          CFO


Executed by and on behalf of Tripos Inc..




St. Louis, 4 February 2000






/s/ John P. McAlister                   /s/ Mary P. Woodward
     John P. McAlister                  Mary P. Woodward


Attachment B

Customers acquired by Tripos according to the requirements as set forth in 4 (as per February 4th 2000)

[NONE]

Executed by and on behalf of LION bioscience AG

Heidelberg, 4 February 2000


/s/ Friedrich von Bohlen und Halbach    /s/ Klaus Sprockamp
Dr. Friedrich von Bohlen und Halbach    Dipl.- Wirtsch.Ing. KlausSprockamp
CEO                                         CFO


Executed by and on behalf of Tripos Inc..




St. Louis, 4 February 2000






/s/ John P. McAlister              /s/ Mary P. Woodward
John P. McAlister                  Mary P. Woodward




Exhibit 10.17

                   STOCK PURCHASE AGREEMENT


     This Stock Purchase Agreement (this "Agreement") is made as of February 4, 2000 between Tripos, Inc., a Utah corporation (the "Company"), and LION Bioscience AG, a German corporation ("Investor").

                           SECTION I

                    SALE OF PREFERRED STOCK

     Subject to the terms and conditions hereof, at the Closing (as defined below), the Company will issue and sell to the Investor, and the Investor will buy from the Company at the Closing, 409,091 shares of Series B Convertible Preferred Stock of the Company (the "Shares") for an aggregate purchase price of $9,000,000.

                          SECTION II

                    CLOSING DATE; DELIVERY

       2.1. Closing Date. The closing of the purchase and sale of the Shares shall be held at the offices of McDermott, Will
& Emery, 227 West Monroe Street, Chicago, Illinois 60606 at
10:00 a.m. local time on February 4, 2000 (the "Closing") or at such other time and place upon which the Company and the Investor shall agree (the date of the Closing is hereinafter referred to as the "Closing Date").

       2.2. Delivery. At the Closing, the Company will deliver to the Investor a duly executed certificate, registered in the Investor's name, representing the Shares to be purchased by the Investor, against payment of the purchase price therefor, by wire transfer per the Company's instructions.

                         SECTION III

         REPRESENTATIONS AND WARRANTIES OF THE COMPANY

       3.1. Representation and Warranties of the Company. The Company represents and warrants to the Investor that the statements contained in this Section 3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date, except as set forth in the disclosure schedule accompanying this Agreement (the
"Disclosure Statement). The Disclosure Statement will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Section 3.

          (a) Organization, Qualification, and Corporate Power. Each of the Company and its Subsidiaries (as defined below) is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Each of the Company and its Subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. Each of the Company and its Subsidiaries has full power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it.

          For purposes of this Agreement, "Subsidiary" means any Persons with respect to which a specified
     Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors; and "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a limited liability company or partnership, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

          (b) Capitalization. As of the Closing and after giving effect to the transactions contemplated hereby, the entire authorized capital stock of the Company will consist of 20,000,000 shares of Common Stock, par value $.01 per share ("Common Stock"), of which 3,363,846 shares will be issued and outstanding, and 10,000,000 shares of preferred stock, par value $.01 per share, of which 100,000 shares will be designated as Series A Preferred Stock and 409,091 shares will be designated as Series B Convertible Preferred Stock, of which no shares of Series A Preferred Stock and 409,091 shares of Series B Convertible Preferred Stock, consisting of the
Shares, will be issued and outstanding. All of the issued and outstanding shares of Common Stock have been duly authorized and are validly issued, fully paid, and nonassessable. The relative rights, preferences and other provisions relating to the Shares are as set forth in the Company's Articles of Incorporation, as amended. The Company has authorized and reserved for issuance upon the terms set forth in its Rights
Plan 100,000 shares of Series A Preferred Stock. The Company has authorized and reserved for issuance upon conversion of the Shares 409,091 shares of Common Stock (as appropriately adjusted for any stock split, combination, reorganization, recapitalization, reclassification, stock distribution, stock dividend or similar event) (the "Conversion Shares"), and the Conversion Shares issuable upon such conversion will, upon such issuance, be duly and validly authorized and issued, fully paid and nonassessable and not subject to any preemptive rights and will be issued in compliance with federal and state securities laws. Except as set forth in the Disclosure
Statement, there are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Company to issue, sell, or otherwise cause to become outstanding any of its capital stock. Except as set forth in the Disclosure Statement, there are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Company.

        (c) Authorization of Transaction. The Company has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance of this Agreement by the Company has been duly authorized and approved by its Board of Directors and no other corporate proceedings on the part of the Company are necessary to authorized this Agreement and the transactions contemplated hereby. This Agreement constitutes the valid and legally binding obligation of the Company, enforceable in accordance with its terms and conditions.

       (d) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which any of the Company and its Subsidiaries is subject or any provision of the charter or bylaws of any of the Company and its Subsidiaries or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument or other arrangement to which any of the Company and its Subsidiaries is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest (as defined below) upon any of its assets). None of the Company and its Subsidiaries needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties hereto to consummate the transactions contemplated by this Agreement.
          For purposes of this Agreement, "Security
     Interest" means any encumbrance, mortgage, charge, claim, restriction, pledge, or other security interest, excluding purchase money security interests arising in the ordinary course of business and liens arising by operation of law for taxes not yet due and payable.

          (e) Subsidiaries. Section 3(e) of the Disclosure Statement sets forth for each Subsidiary of the Company (i) its name and jurisdiction of incorporation, (ii) the number of shares of authorized capital stock of each class of its capital stock,
(iii) the number of issued and outstanding shares of each class of its capital stock, the names of the holders thereof, and the number of shares held by each such holder, and (iv) the number of shares of its capital stock held in treasury.
All of the issued and outstanding shares of capital stock of each Subsidiary of the Company have been duly authorized and are validly issued, fully paid, and nonassessable. The
Company holds of record and owns beneficially all of the outstanding shares of each Subsidiary of the Company, free and clear of any restrictions on transfer (other than restrictions under the Securities Act of 1933, as amended, and state securities laws), taxes, security interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require any of the Company and its Subsidiaries to sell, transfer, or otherwise dispose of any capital stock of any of its Subsidiaries or that could require any Subsidiary of the Company to issue, sell, or otherwise cause to become outstanding any of its own capital stock.
There are no outstanding stock appreciation, phantom stock, profit participation, or similar rights with respect to any Subsidiary of the Company. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of any capital stock of any Subsidiary of the Company. None of the Company and its Subsidiaries controls directly or indirectly or has any direct or indirect equity participation in any corporation, partnership, trust, or other business association which is not a Subsidiary of the Company.

       (f) Filings with the SEC. The Company has made all filings with the SEC that it has been required to make under the Securities Act and the Securities Exchange Act (collectively the "Public Reports"). Each of the Public Reports has complied with the Securities Act and the Securities Exchange
Act in all material respects. None of the Public Reports, as of their respective dates, contained any untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading.

       (g) Financial Statements. The Company has filed a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (the "Most Recent Fiscal Quarter End") and an Annual
Report on Form 10-K for the fiscal year ended December 31, 1998. The financial statements included in or incorporated by reference into these Public Reports (including the related notes and schedules) have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Company and its Subsidiaries as of the indicated dates and the results of operations of the Company and its Subsidiaries for the indicated periods, are correct and complete in all respects, and are consistent with the books and records of the Company and its Subsidiaries, provided, however, that the interim statements are subject to normal year-end adjustments.

       (h)  Events Subsequent to Most Recent Fiscal Quarter End.
Since the Most Recent Fiscal Quarter End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Company, and none of the Company or its Subsidiaries have entered into any agreement, or otherwise operated, other than in the ordinary course of business.

       (i) Undisclosed Liabilities. None of the Company and its Subsidiaries has any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for taxes, except for (i) liabilities set forth on the face of the balance sheet dated as of the Most Recent Fiscal Quarter End (rather than in any notes thereto) and (ii) liabilities which have arisen after the Most Recent Fiscal Quarter End in the ordinary course of business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law).

       (j) Legal Compliance. Each of the Company, its Subsidiaries and their respective predecessors and affiliates has complied with all applicable laws (including rules, regulations, codes, injunctions, judgments, orders, decrees) and rulings of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, complaint, claim, demand, notice or investigation has been filed or commenced, or to the knowledge of the Company, threatened against the Company alleging any failure so to comply, except in each case where such noncompliance or action would not have a material adverse effect on the Company.

       (k) Tax Matters. Except as set forth in the Disclosure Statement, each of the Company and its Subsidiaries has filed all tax returns it was required to file. All such tax returns were correct and complete in all respects. All taxes owed by any of the Company and its Subsidiaries (whether or not shown on any tax return) have been paid. None of the Company and its Subsidiaries currently is the beneficiary of any extension of time within which to file any tax return. No claim is currently pending by an authority in a jurisdiction where any of the Company and its Subsidiaries do not file tax returns that any of the Company or its Subsidiaries is or may be subject to taxation by that jurisdiction. There are no security interests on any of the assets of any of the Company and its Subsidiaries that arose in connection with any failure (or alleged failure) to pay any tax.

       (l) Intellectual Property. Except in each case where the failure to comply would not have a material adverse effect on the Company:
       (i) The Company and its Subsidiaries owns or has the right to use pursuant to license, sublicense, agreement, or permission all Intellectual Property (as defined below) necessary or desirable for the operation of the businesses of the Company and its Subsidiaries as presently conducted and as presently proposed to be conducted. None of the Company and its Subsidiaries has interfered with, infringed upon, misappropriated or otherwise come into conflict with any Intellectual Property rights of third parties and none of the Company and its Subsidiaries has ever received any complaint, claim, demand, or notice alleging any such interference, infringement or misappropriation (including any claim that any of the Company and its Subsidiaries must license or refrain from using any Intellectual Property rights of any third party).

       (ii) "Intellectual Property" means (a) all trade secrets and confidential business information (including customer and supplier lists, ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, pricing and cost information, and business and marketing plans and proposals), (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (d) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (e) all mask works and all applications, registrations, and renewals in connection therewith, (f) all computer software (including data and related documentation), (g) databases, (h) all other proprietary rights, and (i) all copies and tangible embodiments of (a) to (h) (in whatever form or medium).

       (m) Litigation. Section 3(m) of the Disclosure Statement sets forth each instance in which any of the Company and its Subsidiaries (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or (ii) is a party or is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator. None of the actions, suits, proceedings, hearings, and investigations set forth in Section 3(m) of the Disclosure Statement is likely to result in any material adverse change in the business, financial condition, operations, results of operations, or future prospects of any of the Company and its Subsidiaries. None of the Company and its Subsidiaries has any reason to believe that any such action, suit, proceeding, hearing, or investigation may be brought or threatened against any of the Company and its Subsidiaries.

       (n) Brokers' Fees. None of the Company and its Subsidiaries has any liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement.


                          SECTION IV

        REPRESENTATIONS AND WARRANTIES OF THE INVESTOR

     The Investor hereby represents and warrants, on the date hereof and as of the Closing Date, to the Company with respect to the purchase of the Shares as follows:

       4.1. Experience. It has substantial experience in evaluating and investigating private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests.

       4.2. Investment. It is acquiring the Shares for investment for its own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof. It understands that the Shares have not been, and will not be, registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act, the availability of which depends upon, among other things, the bona fide nature of the investment intent and the accuracy of the Investor's representations as expressed herein.

       4.3. Rule 144. It acknowledges that the Shares must be held indefinitely unless (a) subsequently registered under the Securities Act, (b) an exemption from such registration is available, or (c) sold or transferred pursuant to Rule 144 promulgated under the Securities Act ("Rule 144").

       4.4. Access to Data. It has had an opportunity to discuss the Company's business, management and financial affairs with the Company's management and has had the opportunity to review the Company's facilities. It has also had an opportunity to ask questions of officers of the Company, which questions were answered to its satisfaction.
It understands that such discussions, as well as any written information issued by the Company, were intended to describe certain aspects of the Company's business and prospects but were not a thorough or exhaustive description.

       4.5. Authorization. This Agreement when executed and delivered by the Investor will constitute a valid and binding obligation of the Investor, enforceable against the Investor in accordance with its terms. All corporate action on the part of the Investor, its directors and shareholders necessary for the authorization, execution, delivery and performance of this Agreement by the Investor, and the performance of all of the Investor's obligations hereunder has been taken or will be taken prior to the Closing.

       4.6. Brokers or Finders. The Company will not incur, directly or indirectly, as a result of any action taken by the Investor, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement.

       4.7. Accredited Investor. Purchaser is an "accredited investor" as such term is defined in the Securities Act.


                          SECTION V

               INVESTORS' CONDITIONS TO CLOSING

     The Investor's obligation to purchase the Shares at the Closing is subject to the fulfillment of the following conditions, the waiver of which shall not be effective against the Investor without a consent in writing thereto:

       5.1. Representations and Warranties Correct. The representations and warranties made by the Company in Section
3 hereof shall be true and correct when made and shall be true and correct on the Closing Date.

       5.2. Covenants. All covenants, agreements and conditions contained in this Agreement to be performed or complied with by the Company on or prior to the Closing Date shall have been performed or complied with.

       5.3. Compliance Certificate. The Company shall have delivered to the Investor a certificate of the Company, executed by the Chairman of the Company, dated the Closing
Date, and certifying, among other things, to the fulfillment of the conditions specified in Sections 5.1 and 5.2 of this Agreement.

       5.4. Qualifications and Consents. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state and all consents of third parties that are required in connection with the lawful issuance and sale of the Shares and the transactions contemplated hereby shall have been duly obtained and shall be effective on and as of the Closing Date, and a copy thereof shall have been delivered to the Investor.

       5.5. Legal Opinions. The Investor shall have received opinions of counsels to the Company, dated as of the Closing
Date in forms attached hereto as Exhibit A and Exhibit B.

       5.6. Election of Directors. The size of the Board of Directors of the Company shall have been expanded to seven
(7), and one individual designated by the Investor shall have been elected to the Board of Directors of the Company.

       5.7. Articles of Amendment. Articles of Amendment to the Articles of Incorporation of the Company containing the Designations of Right and Restrictions of Tripos Series B
Convertible Preferred Stock in the form attached hereto as Exhibit C shall have been filed with the Utah Department of Commerce, Division of Corporations and Commercial Code, and such Articles shall be effective in accordance with Utah law.

       5.8.      Amended and Restated Bylaws. The Bylaws of the
Company shall have been amended as contemplated by Exhibit D.

       5.9. Strategic Alliance. The Investor and the Company shall have entered into a strategic alliance providing for cooperation in the co-marketing and co-development of life sciences infomatic products and solutions on the terms set forth on Exhibit E.


                          SECTION VI

                COMPANY'S CONDITIONS TO CLOSING

     The Company's obligation to sell and issue the Shares at the Closing, at the option of the Company, are subject to the fulfillment of the following conditions:

       6.1. Representations. The representations made by the Investor in Section 4 hereof shall be true and correct when made, and shall be true and correct on the Closing Date.

       6.2. Compliance Certificate. The Investor shall have executed and delivered to the Company a certificate of the Investor, dated the Closing Date, and certifying, among other things, that the representations made by the Investor in
Section 4 hereof are true and correct when made, and shall be true and correct on the Closing Date, and that all covenants, agreements and conditions contained in this Agreement to be performed by the Investor on or prior to the Closing Date shall have been performed or complied with.


                          SECTION VII

                         MISCELLANEOUS

       7.1. Governing Law. This Agreement shall be governed in all respects by the internal laws of the State of Delaware.

       7.2. Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by the Investor and the closing of the transactions contemplated hereby and shall continue in full force and effect until the sixtieth (60th) day after the Company has given to the Investor audited financial statements for the year ended December 31, 2000.

       7.3. Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto, provided, however, that the rights of the Investor to purchase the Shares shall not be assignable without the consent of the Company.

       7.4. Entire Agreement; Amendment. This Agreement and the other documents delivered pursuant hereto at the Closing constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein.
Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the party against whom enforcement of any such amendment, waiver, discharge or termination is sought.

       7.5. Notices, etc. Unless otherwise provided, any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given (i) upon personal delivery to the party to be notified, (ii) upon delivery by nationally recognized overnight courier service addressed to the party to be notified at the address indicated for such party on the signature page hereof or (iii) upon delivery by facsimile transmission to the party to be notified at the facsimile number indicated for such party on the signature page hereof, or at such other address or facsimile number as such party may designate by ten (10) days' advance written notice to the other party.

       7.6. Delays or Omissions. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any holder of any Shares, upon any breach or default of the Company under this Agreement, shall impair any such right, power or remedy of such holder nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or of or in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Except as provided in Section 7.4 hereof, any waiver, provisions or conditions of this agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any holder, shall be cumulative and not alternative.

      7.7. Expenses. Each of the Company and the Investor shall bear their own expenses incurred on their behalf with respect to this Agreement and the transactions contemplated hereby. In addition, the Company shall pay for all broker and finders fees incurred as a result of the consummation of the transactions contemplated hereby.

      7.8. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument.

      7.9. Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

      7.10. Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

      7.11. Announcement. No announcement of the terms of this Agreement or the transactions contemplated hereby shall be made by any party without the written approval of the other party (which consent shall not be unreasonably withheld).
   [The remainder of this page is intentionally left blank]


                   STOCK PURCHASE AGREEMENT

                          SIGNATURES

The foregoing Agreement is hereby executed as of the date first above written.

                              TRIPOS, INC.


                              By:
                              Name:
                              Title:

                              Address:  1699 South Hanley Road
                                        St. Louis, Missouri 63144
                                        United States


                              LION BIOSCIENCE AG


                              By:
                              Name:
                              Title:

                              Address:  Im Neuenheimer Feld 515-517
                                        69120 Heidelberg
                                        Germany







Exhibit 23.1




                Consent of Independent Auditors


We consent to the incorporation by reference in the following registration statements of our report dated February 7, 2000, with respect to the consolidated financial statements and financial statement schedule of Tripos, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

 Form    Registration
Number    Statement                   Description
           Number
Form S-8   33-79610   Tripos,  Inc. 1994 Stock Plan,  the  Tripos,
                      Inc.  1994 Director Option Plan, and Tripos,
                      Inc. 1994 Employee Stock Purchase Plan

Form S-8   333-09459  Tripos,    Inc.    1996    Director    Stock
                      Compensation  Plan  and  Tripos,  Inc.  1994
                      Director Option Plan, amendment

Form S-8   333-33163  Tripos,    Inc.    1996    Director    Stock
                      Compensation  Plan, amendment, Tripos,  Inc.
                      1994  Stock  Option  Plan,  amendment,   and
                      Tripos, Inc. 1994 Director Option Plan, amendment

Form S-8   333-61829  Tripos,  Inc.  1994 Employee Stock  Purchase
                      Plan, amendment, and Tripos, Inc. 1994 Stock
                      Option Plan, amendment



                                          /s/  Ernst & Young LLP
St. Louis, Missouri
March 24, 2000