Form 10-Q
period 2000-03-31
TRIPOS INC
filed 2000-05-12
CIK 920691

FORM 10-Q



             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended March 31, 2000


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

Yes  X              No


Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2000: 3,486,352 shares.




                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION,                            Page
   Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at
        March 31, 2000 and December 31, 1999               3

Consolidated Statements of Operations for Three
        Months Ended March 31, 2000 and March 31, 1999     4

Consolidated Statements of Cash Flows for Three Months
        Ended March 31, 2000 and March 31, 1999            5

Notes to Consolidated Financial Statements                 6



Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations           8


PART II  OTHER INFORMATION                                12

SIGNATURES                                                12



                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements.

               CONSOLIDATED BALANCE SHEETS
                       (In thousands)

                                            Mar. 31,    Dec. 31,
                                             2000         1999
                            ASSETS        (Unaudited)
Current Assets:
   Cash and cash equivalents                $ 6,650     $   813
   Accounts receivable                        9,736      14,182
   Inventory                                  2,993       2,595
   Prepaid expenses                             795         242
   Deferred income taxes                      1,418       1,418
Total current assets                         21,592      19,250

   Notes Receivable-trade                     1,714       2,448
   Notes Receivable-other                     1,799       1,764
   Property and equipment,
     less accumulated depreciation           13,598      13,899
   Capitalized development costs, net           500         572
   Goodwill, net of amortization              1,065       1,082
   Investment in unconsolidated affiliate     2,423       2,423
   Other, net                                   142         144
Total assets                               $ 42,833    $ 41,582


             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt
     and capital leases                     $ 1,238   $   2,245
   Accounts payable                             932       1,443
   Accrued expenses                           2,538       3,187
   Deferred revenue                           5,579       4,832
Total current liabilities                    10,287      11,707

Long-term portion of capital leases             937       1,223
Long-term debt                                3,030       7,001
Long-term deferred revenue                    1,872       2,485
Deferred income taxes                         1,583       1,583

Series-B preferred stock                      9,045          --

Shareholders' equity :
   Common stock                                  35          33
   Additional paid-in capital                19,317      18,431
   Retained deficit                         (3,211)     (1,020)
   Other comprehensive income (loss)           (62)         139
Total shareholders' equity                   16,079      17,583

Total liabilities and shareholders' equity $ 42,833    $ 41,582

See accompanying notes.


Item 1.  Financial Statements (continued)


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)
                                           Three Months Ended
                                           Mar. 31,     Mar. 31,
                                             2000         1999
Net sales:
   Software licenses                       $ 1,548      $ 1,816
   Support                                   1,929        2,057
   Discovery services                          788        1,363
   Hardware                                    733          919
Total net sales                              4,998        6,155

Operating costs and expenses:
   Cost of sales                             1,189        1,870
   Sales and marketing                       2,584        2,347
   Research and development                  2,295        1,747
   General and administrative                1,222        1,096
Total costs and expenses                     7,290        7,060

Loss from operations                        (2,292)        (905)

Other income, net                              167          120
Loss before income taxes
    and preferred dividends                 (2,125)        (785)

Income tax benefit                              --         (299)
Net loss before preferred dividends         (2,125)        (486)

Preferred dividends                             66
Net loss allocable to common shareholders  $(2,191)      $ (486)
shareholders

Basic and diluted loss per share           $ (0.64)      $(0.15)
Basic and diluted weighted average
  number of shares                           3,400        3,257

See accompanying notes.


          Item 1.  Financial Statements (continued)

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)
                                                Three Months Ended
                                                Mar. 31,      Mar. 31,
                                                  2000          1999
Operating activities:
Net loss                                         $(2,191)      $ (486)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation of property and equipment            473          310
   Amortization of capitalized development
     costs and goodwill                              119          167
   Deferred income taxes                              --           (7)
   Accreted dividends on Series B preferred stock     66           --

Change in operating assets and liabilities:
   Accounts receivable                             4,157        1,928
   Notes receivable-trade                            532         (235)
   Inventories                                      (434)          21
   Prepaid expenses and other current assets        (559)         474
   Accounts payable and accrued expenses          (1,034)        (508)
   Deferred revenue                                  225        1,013
Net cash provided by operating activities          1,345        2,677

Investing activities:
Notes receivable-other                               (34)         (18)
Purchases of property and equipment                 (273)      (1,878)
Capitalized development costs                        (23)        (143)
Acquisition, including investment in
   unconsolidated affiliates                          --         (385)
Net cash used in investing activities               (330)      (2,424)

Financing activities:
   Stock issuance pursuant to stock plans            872           18
   Proceeds from issuance of Series B
       preferred stock                             8,979           --
   Payments on long-term debt and capital leases  (4,959)         (79)
   Issuance of long-term debt                         --          924
Net cash provided by financing activities          4,892          863

Effect of foreign exchange rate changes on
cash and cash equivalents                            (79)        (497)

Net increase in cash and cash equivalents          5,837          619

Cash and cash equivalents at beginning of period     813        1,774
Cash and cash equivalents at end of period       $ 6,650      $ 2,393

See accompanying notes.


Item 1.  Financial Statements (continued)

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except per share data)


(1)  Summary of significant accounting policies

Organization

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

      Our customers, a number of which are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into strategic alliances with pharmaceutical and biotechnology companies. Certain of these contracts provide for recurring payments for products and services over the course of the contract term as well as milestone payments or royalty arrangements for new product discoveries. Tripos has a geographically diverse customer base, with approximately half of its revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, and in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


(2)  Income Taxes

      The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.


(3)  Comprehensive Income

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                 2000     1999

Net loss allocable to common shareholders    $(2,191)  $ (486)
Foreign currency translation adjustments        (201)    (450)

Comprehensive loss                           $(2,392)  $ (936)



The components of accumulated other comprehensive income, net  of related  tax,  at  March 31, 2000 and December 31,  1999  are  as
follows:
                                                 2000     1999

Foreign currency translation adjustments       $ (62)    $ 139

Accumulated other comprehensive income (loss)  $ (62)    $ 139


(4)  Earnings Per Share

The   following table  sets forth  the computation of  basic  and diluted  earnings per  share  for the  quarters  ended March  31,
1999 and 1998.
                                                2000      1999
Numerator:
Numerator for basic earnings  per share-
   net loss allocable to common shareholders $(2,191)   $ (486)
   Add back preferred dividends (Note A)          --       N/A
Numerator for diluted earnings per
   share-net loss                            $(2,191)   $ (486)

Denominator:
Denominator for basic earnings per share-
     weighted average shares                   3,400     3,257
Effect of dilutive securities:
     Employee stock options  (Note B)             --        --
     Preferred shares      (Note A)               --       N/A
Denominator for diluted earnings per share-
     adjusted weighted average shares and
     assumed conversions                       3,400     3,257

Basic    loss per share                      $ (0.64)  $ (0.15)
Diluted  loss per share                      $ (0.64)  $ (0.15)

Note A: Weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the March 31, 1999 or 2000 computation of diluted earnings per share because the effect would have been anti-dilutive. For additional disclosures regarding earnings per share, see the notes to the Company's 1999 consolidated financial statements in its Form 10-K.


(5)  Inventory

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
                                          Mar. 31,    Dec. 31,
                                              2000        1999

          Raw materials                   $    255     $   256
          Work in process                      408         533
          Finished goods                     2,330       1,806
                                           $ 2,993     $ 2,595



(6)  Long Term Debt

     On March 22, 1999, Tripos received a credit commitment from LaSalle Bank that refinanced a prior $12,000 Credit Agreement and mortgage note. The credit commitment was for a total of $15,333 which was broken into three separate secured credit facilities: a $3,333 real estate mortgage for property with a carrying value of $4,476, $4,000 three-year term loan, and an $8,000 three-year revolving line of credit. The credit commitment is collateralized by substantially all of Tripos' U.S. assets and stock pledges for each of the U.S. and foreign subsidiaries. The commitment also required Tripos to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. During 1999, Tripos violated the terms of the covenants, however, the bank waived the violations and later amended the terms of the credit facility.

     The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into which fixed the interest rate at 7.81%. The $4,000 term note under the credit commitment was repaid in its entirety in three installments; $3,000 during the fourth quarter of 1999 and the balance on February 10, 2000. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. The original $8,000 line of credit was reduced to $4,000 effective September 30, 1999. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the term loan and the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At March 31, 2000, no borrowings were outstanding. For the quarter ending March 31, 2000, Tripos was in violation of one covenant that the bank immediately waived.


(7)  Series B Preferred Stock

     On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into one share of Tripos' common stock. The preferred stock is mandatorily redeemable at the option of the holder at a price of $22 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004.


(8)  Recent Accounting Pronouncements

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



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Forward-looking Statements

      The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements - Additional Important Factors to be Considered" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 1999. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.



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

     Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. Over 80% of software license revenues are sold to the pharmaceutical and biotechnology industries; however, no single customer represents more than 10% of revenues to Tripos. Tripos licenses its software and support in the form of one to three year renewable contracts for any of its more than 50 software modules available for sale.

      Tripos' integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenue is generated on a billable rate per day and is recognized as services are performed.

      Tripos leverages its expertise in chemical compound library design technology to develop and manufacture general screening libraries for sale to the life sciences industries. Its current library of over 58,000 highly pure and diverse compounds, is marketed under the name LeadQuestT.

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

      Late in 1999, Tripos created a strategic alliance with Cyprotex, a newly formed company whose focus is development of in-
vitro   screens  and  data  modeling  capabilities   to   predict
biological reactions of new chemical entities. These reactions are essential in determining the survival of new drug candidates. Tripos and Cyprotex will jointly market their services to the drug discovery market.

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

      Tripos licenses its discovery software tools to customers, provides ongoing support, including upgrades selected by customers, and provides consulting services to its customers that enable integration of Tripos' discovery tools to customers' discovery operations. Certain long-term software licenses may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized over the life of the contract. Tripos generally expenses its research and development costs associated with software enhancements and new software tools. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales.

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

      Tripos' revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers budget processes, the success of our sales efforts, the lengthy sales cycle and Tripos' ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by Tripos and other vendors, changes in pricing policies by Tripos, partners and other vendors, consolidation in customer base, and changes in general economic and competitive conditions. In addition, Tripos may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 1999 for a further discussion of revenue recognition policies. A substantial portion of revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Tripos' quarterly results can be effected by the mix of its revenue components.


Year 2000 compliance

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


Results of Operations

     Net sales for the first quarter of 2000 were $4,998 compared to $6,155 in 1999. The Company experienced decreases primarily in software licenses and discovery services revenues in the quarter.

     For the three months ended March 31, 2000, software licenses sales decreased 14.7% to $1,548. Software license sales are historically volatile in the first quarter as customer capital budgets are finalized and apportioned. Support revenues decreased 6.2% to $1,929 compared to the first three-month period in 1999. Discovery Services sales accounted for $788 in the first quarter of 2000 and $1,363 in the same period in 1999. This decrease in Discovery Service business was attributed to multiple large orders of promotionally priced compounds in the first quarter of 1999. Hardware sales decreased by 20.1% to $733 for the first quarter 2000. Sales to existing customers represent 89% of total net sales for the three-month period ending March 31, 2000.

      Net sales for the Company's activities outside of North America represented approximately 53.4% for the first three months of 2000 compared to 58.5% for the same period in 1999. Net sales in Europe decreased 30.8% for the first three months of 2000 compared to 1999 and accounted for 41.2% and 48.4% of net sales for the three-month periods in 2000 and 1999, respectively. Sales in first quarter 2000 were adversely affected by the timing of several large orders that are under continuing negotiation. Net sales in the Pacific Rim, principally Japan, decreased 2.0% compared to the first three months of 1999 and accounted for 12.2% and 10.1% of net sales for the respective periods.

      Cost of sales for the three-month period ending March 31, 2000 decreased 36.4% compared to the same period in 1999. Cost of sales was $1,189 and $1,870 for the first quarter of 2000 and 1999, respectively. This change was due to decreased costs directly related to lower sales of hardware and discovery services compared to the prior year. Cost of sales as a percent of net sales was 23.8% and 30.4% for the three-month periods in 2000 and 1999, respectively.

Gross  profit  margin  percentage  for  the  first  quarter  2000 increased to 76.2% from 69.6% of total net sales in the first quarter of 1999. This increase in gross profit percentage is due to the decreases in cost of sales described above.

     Sales and marketing expenses increased 10.1% to $2,584 compared to $2,347 for the three-month period in 1999. Sales and marketing expenses as a percentage of net sales were 51.7% and 38.1% for the three-month periods in 2000 and 1999, respectively. The increase in percent to sales is primarily due to lower net sales in the first quarter of 2000.

      Research and development expenses increased to $2,295 from $1,747 and represented 45.9% and 28.4% of net sales for the three-month periods in 2000 and 1999, respectively. The increase in expenses as a percentage of net sales reflects increases in chemistry staff and research work at Tripos Receptor Research.

     General and administrative expenses increased 11.5% to $1,222 for the first quarter of 2000 compared to $1,096 in 1999, and represent 24.4% and 17.8% of net sales for the respective periods. The increase in G & A expenses in the period is due to the addition of administrative staff in Europe.

     Other income (expense) increased from $120 of income for the first quarter in 1999 to $167 of income for the comparable period in 2000. This change was due to foreign currency transaction gains in the current period partially offset by a net increase in interest expense.

      Income tax benefit was $299,000 for the three-month period in 1999, which represented an effective tax rate of 38%. No income tax benefit was recorded in the first quarter of 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards will be utilized in future periods. The effective tax rate utilized for the quarter ended March 31, 2000 reflects management's estimate of such rate for the fiscal year ending December 31, 2000.



Liquidity, Capital Resources and Capital Commitments

      For the three-month in period ending March 31, 2000, net cash provided by operations was $1,345 primarily due to decreases in trade accounts and notes receivable of $4,689 along with depreciation, amortization and increases in deferred revenue of $473, $119, and $225 respectively, which were offset by a decrease in accounts payable and accrued expenses of $1,034 and increases in prepaid expenses of $559 and inventory of $434 coupled with the net loss of $2,191. Notes receivable-trade represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies. For the same period in 1999, a decrease in accounts receivable of $1,928, along with depreciation and amortization and an increase in deferred revenue of $310, $167 and $1,013, respectively, were offset by a decrease in accounts payable and accrued expenses of $508, an increase in prepaid expenses of $474 and a net loss of $486 resulting in net cash provided by operations of $2,677.

     Cash used by investing activities was principally related to property and equipment needed throughout the company.

     The  Company  anticipates that current  working  capital  of
$11,305, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



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

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) A Form 8-K was filed on February 11, 2000 reporting that Tripos, Inc. announced that it had entered into an agreement to sell 409,091 shares of Series B Convertible Preferred Stock to Lion Bioscience AG at a price of $22 per share in a private placement. The proceeds of $9.0 million were to be used for general corporate purposes.



                        TRIPOS, INC.
                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date:      May 12, 2000       /s/ John P. McAlister
                              President and
                              Chief Executive Officer


Date:      May 12, 2000       /s/ Colleen A. Martin
                              Chief Financial Officer, Secretary