Form 10-Q/A
period 1998-06-30
TRIPOS INC
filed 2000-05-26
CIK 920691

FORM 10-Q/A

                         AMENDMENT NO. 1

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





Tripos files this Amendment No.1 on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 1998:


     *    to replace Item 6 in its entirety:

     *    to add an Exhibit Index,

     *    to indicate in the Exhibit Index that portions of Exhibit
       10.13 have been omitted pursuant to a confidential treatment request filed by Tripos with Securities and Exchange Commission; and

     * to refile Exhibit 10.13 to insert disclosure on each applicable page that information omitted on that page has been omitted pursuant to a request for confidential treatment and that the omitted portion has been separately filed with the Securities and Exchange Commission.

Item 6    Exhibits and Reports on Form 8-K


     (a) See the Exhibit Index attached hereto and incorporated herein by this reference

     (b) No reports on Form 8-K were required to be filed during the period from April 1, 1998 through June 30, 1998.


                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 of its report to be signed on its behalf by the undersigned hereunto duly authorized.

                           TRIPOS,INC.

Date:   May 26, 2000       /s/ John P. McAlister
                          John P. McAlister
                          President and Chief Executive Officer

Date:   May 26, 2000      /s/ Colleen A. Martin
                          Colleen A. Martin
                          Chief Financial Officer, Secretary



                          EXHIBIT INDEX


     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-X.

     Exhibit
     Number    Exhibit
     2         Omitted - Inapplicable
     3(i)      Omitted - Inapplicable
     3-(ii)    Omitted - Inapplicable
     4         Omitted - Inapplicable
     *10.13    Settlement Agreement by and among Tripos, Inc.
               Panlabs Incorporated and for the purposes of
               Section 6 thereof only, MDS, Inc., dated as of
               March 30, 1998
     11        Omitted - Inapplicable
     15        Omitted - Inapplicable
     18        Omitted - Inapplicable
     19        Omitted - Inapplicable
     22        Omitted - Inapplicable
     23        Omitted - Inapplicable
     24        Omitted - Inapplicable
     27        Financial Data Schedule (filed electronically with
                the SEC only)
     99        Omitted - Inapplicable
    ________
* Portions of this Exhibit have been omitted pursuant to a request for Confidential Treatment filed separately with the Secretary of the Securities and Exchange Commission.


Exhibit 10.13

* The information marked by "X" and "[]" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.


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

2.   TEAMING AGREEMENT TERMINATION
   2.1 Effect of Termination. The parties acknowledge and agree that the Teaming Agreement has been terminated in its entirety as of the Effective Date hereof. The parties further acknowledge and agree that, notwithstanding the provisions of Section 8.1 of the Teaming Agreement, no provision of the Teaming Agreement, including without limitation any provision of Project Description #1, shall survive such termination. All rights and obligations of the parties to one another in connection with the Teaming Agreement shall be exclusively as set forth in this Agreement.
     2.2 Settlement of Customer Claims. Each party("Indemnitor") will indemnify the other party ("Indemnitee") and hold it harmless from and against all claims, damages, losses and expenses, including court costs and reasonable fees and expenses of attorneys, expert witnesses and other professionals, arising out of or resulting from, and will defend the other party against:
     (a) any action by a third party that is based on any claim that any services performed by the Indemnitor or under the Teaming Agreement, or their results, infringe a patent, copyright or other proprietary right or violate a trade secret of such third party; provided, however, that for purposes of a patent infringement claim, unless such claim rests definitely and solely on the technology of, or the services performed by, one of the parties or the party who owned any infringing technology or performed any infringing services knew that the same was infringing at the time of use or performance, the Indemnitor and the Indemnitee shall be jointly responsible for the defense of the claim and shall bear all resulting liability in proportion to the respective revenues realized by them from the transaction in connection with which the claim arose; and
     (b)  any action by a third party that is based on
          (i)any unauthorized warranty given by the Indemnitor for services performed under the Teaming Agreement, or
          (ii) the results of any services performed by the Indemnitor under the Teaming Agreement, including any action based on a claim that Optiverse materials fail to meet quality requirements, or
          (iii) any failure by the Indemnitor to provide services under the Teaming Agreement, or the results of such services, in accordance with a contract entered into between the Indemnitor and/or the Indemnitee and such third party.
The indemnification obligations set forth in this Section 2.2 are conditioned on (i) the Indemnitor being notified promptly in writing of any indemnifiable claim and all prior claims relating to such action and being given all available relevant information and reasonable assistance in connection with defense and settlement efforts, and (ii) the Indemnitor having sole control of the defense and settlement efforts for such claim, other than for patent matters as set forth in Section 2.2(a).
     2.3 Final Accounting. The parties acknowledge that they are in agreement regarding (a) the number of shipments and quantity of Optiverse Materials shipped between November 1, 1997 and the Effective Date, (b) the allocation of revenues attributable to the Optiverse Materials which have been collected between November 1, 1997 and the Effective Date, (c) other accounting issues, and (d) existing inventories, as of the Effective Date, of Optiverse Materials and raw materials obtained for purposes of synthesizing Optiverse Materials. A detailed listing of all items and calculation of the net credit to which the parties agree pursuant to this Section 2.3 is attached hereto as Schedule A.

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


* The information marked by "X" and "[]" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Securities and Exchange Commission.


5.   PAYMENTS AND CREDITS
     Regardless of any amounts paid pursuant to Section 2.3 of this Agreement, Panlabs hereby agrees to pay Tripos up to [XXXX] Dollars ($[XXXX]) ([XXXX] Dollars being the "Agreed Amount" for purposes of this Agreement) as consideration for Tripos' transfer to Panlabs, in accordance with Section 3.2, of all of Tripos' rights, title and interest in any remaining Venture Property as of the expiration of Phase 2, as follows:
     5.1 Initial Payment. Upon execution of this Agreement, Panlabs shall authorize the release to Tripos of all funds in the escrow account established by Tripos to receive and hold Panlabs' share of the proceeds derived from marketing the Optiverse Materials to [XXXX] and the [XXXX] and shall take all steps which may be necessary to enable Tripos to receive such funds and shall further authorize Tripos to retain all such proceeds which Tripos may subsequently collect. Such funds shall be non-refundable by Tripos, and Tripos shall credit [XXXX] Dollars ($[XXXX]), as and to the extent that Tripos collects applicable proceeds, against the Agreed Amount.
     5.2 Subsequent Lump-Sum Payments. Panlabs shall remit to Tripos an aggregate amount of [XXXX] Dollars ($[XXXX]) in six (6) equal installments of [XXXX] Dollars ($[XXXX]) on each of the following dates: June 30, 1998, September 30, 1998, December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999. Such
payments shall be non-refundable by Tripos, and upon receipt, Tripos shall credit one hundred percent (100%) of each such payment against the Agreed Amount. Any payment which is past due shall bear interest at a rate of eighteen percent (18%) per annum.
     5.3 Payments Due on Transactions Concerning Optiverse Materials. Panlabs shall pay Tripos [XXXX] percent ([XXXX]%) of Total Revenues received by Panlabs from marketing Optiverse Materials during Phase 1 and Phase 2. Not later than twenty-five
(25) days after the end of each calendar quarter, Panlabs shall submit to Tripos a written report of all Panlabs transactions concerning Optiverse Materials during the such quarter and Total Revenues received by Panlabs therefrom and shall remit payments due in accordance with this Section 5.3. Tripos shall credit one hundred percent (100%) of such payments against the Agreed Amount.
     5.4 Credits for Transactions Initiated by Tripos. Not later than twenty-five (25) days after the end of Phase 1, Tripos shall submit to Panlabs a written report of all Tripos transact-ions concerning Optiverse Materials during such calendar quarter and all revenues received by Tripos therefrom. [XXXX] percent ([XXXX]%) of the revenues identified in each report shall be credited against the Agreed Amount as of the date of such report.

* The information marked by "X" and "[]" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Securities and Exchange Commission.)


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

6.   GUARANTEE
     6.1 MDS Guarantee. In order to induce Tripos to enter into this Settlement Agreement with Panlabs, MDS Inc., a Canadian corporation with offices at 100 International Boulevard, Toronto M9W 6J6 CANADA ("MDS"), hereby assumes, subject to the limitation set forth in Section 6.2 below, responsibility for and guarantees, the timely payment by Panlabs of all amounts due and payable by Panlabs to Tripos in accordance with Sections 5.1, 5.2 and 5.3. The foregoing payment obligations of Panlabs are hereinafter referred to as the "Guaranteed Obligations". In the event that Panlabs shall fail to perform any Guaranteed Obligation within the time such performance is due, Tripos shall promptly notify both Panlabs and MDS of the amount of the Guaranteed Obligation that is past due, and MDS shall, within three (3) business days after receipt of such notice, remit payment of such amount to Tripos. Tripos shall not be required, prior to any such notice to MDS, to pursue or exhaust any of its rights or remedies against Panlabs with respect to performance of any Guaranteed Obligation other than providing Panlabs with notice of default. MDS hereby waives presentment, demand, protest and notice of dishonor, nonpayment or other default with respect to any Guaranteed Obligations and promptness in commencing suit against Panlabs and/or in giving notice to, or making any demand hereunder on, MDS. It is understood and agreed that this Guarantee shall remain in effect notwithstanding any assignment or delegation by Panlabs of any of its obligations under the Settlement Agreement or any change in control of Panlabs, and that none of the terms of this Guarantee may be waived, altered, modified or amended except in writing signed by Tripos and MDS.
   6.2 Ratification by MDS Board. Until such time that the terms of this agreement have been ratified by the Board of Directors of MDS, Inc., the total liability to Tripos of MDS under this article shall not exceed [XXXX] ([XXXX]) Canadian Dollars.

* The information marked by "X" and "[]" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Securities and Exchange Commission.)

     6.3 Additional Financial Assurance. To demonstrate its financial ability to discharge its obligations pursuant to this Agreement, Panlabs shall, not later than April 17, 1998, establish an irrevocable, confirmed letter of credit drawn on a US bank reasonably acceptable to Tripos and confirmed by NationsBank of St. Louis, in the amount of [XXXX] (US) dollars ($[XXXX]), payable to Tripos upon presentment of this Agreement and an affidavit by an officer of Tripos that the required payment
has  not  been  made.   Continuation of  such  letter  of  credit
facility shall not be required following receipt by Tripos of certification by MDS, Inc. that the terms of this Agreement have been ratified by its Board of Directors and that the limitation provided in Section 6.2 is no longer in effect.

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