Form 10-Q
period 2000-06-30
TRIPOS INC
filed 2000-08-10
CIK 920691

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 2000


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

Yes  X              No


Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 2000: 3,523,466 shares.

                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION,                            Page
   Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets at
     June 30, 2000 and December 31, 1999                     3

  Consolidated Statements of Operations
     for Three Months Ended June 30, 2000 and June 30, 1999
     and Six Months Ended June 30, 2000 and June 30, 1999    4

  Consolidated Statements of Cash Flows for Six Months
     Ended June 30, 2000 and June 30, 1999                   5

  Notes to Consolidated Financial Statements                 6



Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                        8


PART II OTHER INFORMATION                                   12

SIGNATURES                                                  13

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements.

               CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                                           June 30,    Dec. 31,
                                               2000        1999

ASSETS                                  (Unaudited)
Current Assets:
   Cash and cash equivalents               $  3,122    $    813
   Notes receivable-other                       862         830
   Accounts receivable                       10,100      14,182
   Inventory                                  3,639       2,595
   Prepaid expenses                           1,275         242
   Deferred income taxes                      1,418       1,418
Total current assets                         20,416      20,080

   Notes Receivable-trade                     2,264       2,448
   Notes Receivable-other                       971         934
   Property and equipment,
    less accumulated depreciation            13,242      13,899
   Capitalized development costs, net           426         572
   Goodwill, net of amortization              1,056       1,082
   Investment in unconsolidated affiliate     2,423       2,423
   Other, net                                   140         144
Total assets                               $ 40,938    $ 41,582

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt
     and capital leases                    $  1,166    $  2,245
   Accounts payable                             546       1,443
   Accrued expenses                           2,348       3,187
   Deferred revenue                           5,991       4,832
Total current liabilities                    10,051      11,707

Long-term portion of capital leases             658       1,223
Long-term debt                                2,988       7,001
Long-term deferred revenue                    1,701       2,485
Deferred income taxes                         1,583       1,583

Series-B preferred stock                      9,149           -

Shareholders' equity :
   Common stock                                  35          33
   Additional paid-in capital                19,639      18,431
   Retained deficit                          (4,583)     (1,020)
   Other comprehensive income (loss )          (283)        139
Total shareholders' equity                   14,808      17,583

Total liabilities and shareholders' equity $ 40,938    $ 41,582

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)
                             Three Months Ended    Six Months Ended
                               June 30, June 30,  June 30, June 30,
                                   2000     1999      2000     1999
Net sales:
   Software licenses            $ 2,674  $ 1,736   $ 4,222  $ 3,552
   Support                        1,888    2,091     3,817    4,148
   Discovery services               688    1,528     1,476    2,892
   Hardware                         226      767       959    1,686
Total net sales                   5,476    6,122    10,474   12,278

Operating costs and expenses:
   Cost of sales                    749    1,476     1,938    3,346
   Sales and marketing            2,541    2,279     5,125    4,626
   Research and development       2,292    2,786     4,587    4,533
   General and administrative     1,249    1,300     2,471    2,397
Total costs and expenses          6,831    7,841    14,121   14,902

Loss from operations             (1,355)  (1,719)   (3,647)  (2,624)

Other income, net                    96     (172)      263      (52)
Loss before income taxes and
  preferred dividends            (1,259)  (1,891)   (3,384)  (2,676)

Income tax benefit                    -     (718)        -   (1,017)
Net loss before
  preferred dividends            (1,259)  (1,173)   (3,384)  (1,659)

Preferred dividends                 113        -       179        -
Net loss allocable to common
  shareholders                  $(1,372) $(1,173)  $(3,563) $(1,659)

Basic and diluted loss per share $(0.39)  $(0.36)   $(1.03)  $(0.51)
Basic and diluted weighted
  average number of shares        3,496    3,268     3,443    3,263

See accompanying notes.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)
                                           Six Months Ended
                                           June 30,  June 30,
                                               2000      1999
Operating activities:
Net loss                                   $ (3,563) $ (1,659)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Depreciation of property and equipment       966       820
   Amortization of capitalized
     development costs and goodwill             239       351
   Deferred income taxes                          -       (17)
   Accreted dividends on Series B
     preferred stock                            179         -

Change in operating assets and liabilities:
   Accounts receivable                        3,782     2,851
   Notes receivable-trade                       246      (271)
   Inventories                               (1,251)      213
   Prepaid expenses and other current assets (1,135)      (14)
   Accounts payable and accrued expenses     (1,409)     (679)
   Deferred revenue                             550       (13)
Net cash provided (used) by
  operating activities                       (1,396)    1,582

Investing activities:
Notes receivable-other                          (68)      (18)
Purchases of property and equipment            (783)   (4,187)
Capitalized development costs                   (42)     (127)
Acquisition, including investment in
  unconsolidated affiliates                       -      (385)
Net cash used in investing activities          (893)   (4,717)

Financing activities:
   Stock issuance pursuant to stock plans     1,109       250
   Proceeds from issuance of Series B
     preferred stock                          8,970         -
   Payments on long-term debt and
     capital leases                          (5,122)     (131)
   Issuance of long-term debt                     -     2,542
Net cash provided by financing activities     4,957     2,661

Effect of foreign exchange rate changes
  on cash and cash equivalents                 (359)     (440)

Net change in cash and cash equivalents       2,309      (914)

Cash and cash equivalents at beginning
  of period                                     813     1,774
Cash and cash equivalents at end
  of period                                 $ 3,122   $   860

See accompanying notes.

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

      Our customers, a number of which are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into strategic alliances with pharmaceutical and biotechnology companies. Certain of these contracts provide for recurring payments for products and services over the course of the contract term as well as milestone payments or ownership of new product discoveries. Tripos has a geographically diverse customer base, with approximately half of its revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, and in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


(2)  Income Taxes

      The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

(3)  Comprehensive Income

      The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2000 and 1999 are as follows:

                            Three Months    Six Months Ended
                               Ended
                         June 30,  June 30, June 30,  June 30,
                             2000      1999     2000      1999
Net loss allocable to
 common shareholders      $(1,372)  $(1,173) $(3,563)  $(1,659)
Foreign currency
  translation adjustments    (221)     (139)    (422)     (311)
Comprehensive loss        $(1,593)  $(1,312) $(3,985)  $(1,970)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2000 and December 31, 1999 are as follows:
                                             June 30, Dec. 31,
                                                 2000     1999

Foreign currency translation adjustments      $ (283)    $ 139

Accumulated other comprehensive income (loss) $ (283)    $ 139


(4)  Earnings Per Share

The  following  table  sets forth the computation  of  basic  and diluted  earnings per share for the three- and six-month  periods ended June 30, 2000 and 1999.
                                        Three Months     Six Months
                                            Ended           Ended
                                       June 30, June 30,  June 30,  June 30,
                                           2000     1999      2000      1999
Numerator:
Numerator for basic earnings
  per share-net loss allocable
  to common shareholders               $(1,372)  $(1,173)  $(3,563)  $(1,659)
Add back preferred dividends  (Note A)       -       N/A         -       N/A
Numerator for diluted earnings
  per share-net loss                   $(1,372)  $(1,173)  $(3,563)  $(1,659)

Denominator:
Denominator for basic earnings per
share-weighted average shares            3,496     3,268     3,443     3,263
Effect of dilutive securities:
     Employee stock options  (Note B)        -         -         -         -
     Preferred shares        (Note A)        -       N/A         -       N/A
Denominator for diluted earnings per
  share-adjusted weighted average
  shares and assumed conversions         3,496     3,268     3,443     3,263
Basic loss per share                    $(0.39)   $(0.36)   $(1.03)   $(0.51)
Diluted  loss per share                 $(0.39)   $(0.36)   $(1.03)   $(0.51)

Note A: Weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the June 30, 1999 or 2000 computation of diluted earnings per share because the effect would have been anti-dilutive. For additional disclosures regarding earnings per share, see the notes to the Company's 1999 consolidated financial statements in its Form 10-K.

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
                                           June 30,   Dec. 31,
                                               2000       1999
          Raw materials                    $    237   $    256
          Work in process                       377        533
          Finished goods                      3,025      1,806
                                            $ 3,639    $ 2,595


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

     The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into which fixed the interest rate at 7.81%. The $4,000 term note under the credit commitment was repaid in its entirety in three installments; $3,000 during the fourth quarter of 1999 and the balance on February 10, 2000. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. The original $8,000 line of credit was reduced to $4,000 effective September 30, 1999. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At June 30, 2000, no borrowings were outstanding. Tripos' bank granted waivers for two covenant violations relating to minimum EBITDA and Shareholders' Equity for the quarters ending March 31 and June 30, 2000.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition. SAB 101 was to take effect in January 2000 but has been delayed by the Commission until the fourth quarter of 2000. Tripos expects to adopt the provisions of SAB 101 for its fourth quarter activity and does not expect this adoption to have a material impact on its revenues or earnings.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Forward-looking Statements

      The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are those set forth under the caption "Cautionary Statements - Additional Important Factors to be
Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 1999. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

      Subsequent to the end of Tripos' second quarter of fiscal 2000, Arena Pharmaceuticals, Inc. registered 6,900,000 shares of common stock for the purpose of its initial public offering, including broker overallotments. Arena's shares were priced at $18 per share upon commencement of trading. After the offering Tripos held approximately 9.4% of the outstanding shares of Arena, giving effect to the conversion of a note receivable from Arena and the exercise of warrants. Arena is now traded on the Nasdaq National Market system under the symbol ARNA. Tripos' investment in Arena Pharmaceuticals is subject to a number of restrictions and uncertainties, many of which are beyond Tripos' control. In particular, Tripos is subject to an agreement restricting its ability to sell any Arena common stock that expires in January 2001 and will be subject to substantial restrictions under federal securities laws. In addition, Tripos cannot provide any assurance to its investors about the market for Arena common stock, the potential volatility in the market price of Arena's common stock, or the ability of Tripos to sell any of its Arena common stock should Tripos seek to make such sales in the future.


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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

      Tripos leverages its expertise in chemical compound library design technology to develop and manufacture general screening libraries for sale to the life sciences industries. Its current library of over 70,000 highly pure and diverse compounds, is marketed under the name LeadQuestT.

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

      In 2000, Tripos began to market a comprehensive research process to its life sciences customers for rapid and cost effective discovery. The process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization. Tripos will also work with its collaborators to achieve the milestones associated with this type of contract. These multi-million dollar contracts may include royalties and milestones. In June 2000, Tripos signed its first major contract to provide these comprehensive services with Lipha S.A., a pharmaceutical subsidiary or Merck KgaA. Under this agreement, Tripos will utilize a wide range of its technologies, including its molecular design and informatics capabilities, to create novel drug candidate libraries and implement a web-based informatics system to provide Lipha with real-time access to project data and results.

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

      Tripos has staffed its worldwide operations to efficiently execute its current business plan. The quarterly expenses include the fixed costs of research and development for software development, software consulting services, and contract research. Tripos believes that its selling and administrative costs will remain constant on a quarterly basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, performance bonuses, third party R&D services and software consulting service contracts.

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

      Tripos' revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers budget processes, the success of our sales efforts, the lengthy sales cycle and Tripos' ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by Tripos and other vendors, changes in pricing policies by Tripos, partners and other vendors, consolidation in customer base, and changes in general economic and competitive conditions. In addition, Tripos may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 1999 for a further discussion of revenue recognition policies. A substantial portion of revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Tripos' quarterly results can be affected by the mix of its revenue components.

Results of Operations

      Net sales for the second quarter of 2000 were $5,476 compared to $6,122 in 1999. The Company experienced decreases in hardware and discovery services revenues that were only partially offset by an increase in software related revenues in the quarter.

      For the three months ended June 30, 2000, software licenses sales increased 54.0% to $2,674. Certain software license sales that were anticipated to occur in the first quarter of 2000 were completed in the second quarter. In addition, Tripos experienced strong software license sales in the Pacific Rim in the quarter. Support revenues decreased 9.7% to $1,888 compared to the second three-month period in 1999. Discovery Services sales accounted for $688 in the second quarter of 2000 and $1,528 in the same period in 1999. Hardware sales decreased by 70.5% to $226 for the second quarter 2000. For the six months ended June 30, 2000, software licenses sales increased 18.9% to $4,222. Support revenues decreased 8.0% to $3,817 compared to the same six-month period in 1999. Discovery Services sales accounted for $1,476 for the six-month year-to-date period in 2000 and $2,892 for the same period in 1999.

Hardware sales decreased by 43.1% to $959 for the six-month period in 2000. The decreases in Discovery Service business are attributable to multiple large orders of promotionally priced compounds in the first half of 1999 and a delay in entering a contract research project with Lipha S.A. Support sales have decreased primarily due to the increasing popularity of Tripos' token-system method of selling software products. As token-system sales make up a larger share of the overall software revenue, the distinction between software license and support revenues becomes less pronounced. In the future, it will be more appropriate to measure the changes in the combined software and support revenues rather than as separate revenue sources. Sales to existing customers represent 84% of total net sales for the six-month period ending June 30, 2000.

      Net sales for the Company's activities outside of North America represented approximately 54.5% for the second quarter of 2000 compared to 58.9% for the same period in 1999. Net sales in Europe decreased 30.4% in the quarter compared to the same period in 1999 and accounted for 38.2% and 48.1% of net sales for the three-month periods in 2000 and 1999, respectively. Sales in second quarter 2000 for Europe were adversely affected by large promotionally priced compound orders in 1999 that were not repeated in 2000. Net sales in the Pacific Rim, principally Japan, increased 48.5% compared to the second quarter of 1999 and accounted for 16.3% and 9.8% of net sales for the respective periods. Year-to-date net revenues outside of North America represented 54.0% in 2000 and 58.7% in 1999. Net sales in Europe decreased 30.6% for the six-months ending June 30, 2000 and accounted for 39.6% of total net sales compared to 48.7% in the same period in 1999. Year-to-date net sales in the Pacific Rim increased by 22.8% over 1999 and grew to 14.4% of total net sales from 10.0% in 1999.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)


      Cost of sales for the three-month period ending June 30, 2000 decreased 49.2% compared to the same period in 1999. Cost of sales was $749 and $1,476 for the second quarter of 2000 and 1999, respectively. Cost of sales as a percent of net sales was 13.7% and 24.1% for the three-month periods in 2000 and 1999, respectively. Cost of sales for the six-month period ending June 30, 2000 decreased 42.1% compared to the same period in 1999. Six-month year-to-date cost of sales was $1,938 and $3,346 for 2000 and 1999, respectively. These changes were due to decreased costs directly related to lower sales of lower margin product lines such as hardware and discovery services, specifically LeadQuest compounds, compared to the prior year.

      Gross profit margin percentage for the second quarter 2000 increased to 86.3% from 75.9% of total net sales in the second quarter of 1999. For the six-months year-to-date, gross margin increased to 81.5% from 72.7% in the same period in 1999. These increases in gross profit percentage are due to the decreases in cost of sales described above.

     Sales and marketing expenses increased 11.5% to $2,541 compared to $2,279 for the three-month period in 1999. Sales and marketing expenses as a percentage of net sales were 46.4% and 37.2% for the three-month periods in 2000 and 1999, respectively. The increase in percent to sales is primarily due to lower net sales and higher advertising costs in the second quarter of 2000. For the six-month period ending June 30, 2000, sales and marketing expense increased 10.8% to $5,125 compared to 1999 and represented 48.9% and 37.7% of net sales, respectively.

      Research and development expenses decreased to $2,292 from $2,786 and represented 41.9% and 45.5% of net sales for the three-month periods in 2000 and 1999, respectively. Six-month year-to-date R&D expenses remained stable at around $4,500. The decrease in expenses for the second quarter of 2000 reflects the end of funding for joint projects with Arena Pharmaceuticals and the Wolfson Institute in 1999. These projects have now moved out of joint preliminary development and are being marketed to large pharmaceutical companies for pre-clinical testing and analysis.

     General and administrative expenses decreased 3.9% to $1,249 for the second quarter of 2000 compared to $1,300 in 1999, and represent 22.8% and 21.2% of net sales for the respective periods. For the six-month periods in 2000 and 1999, G&A expenses were 2,471 and 2,397, respectively or 23.6% and 19.5% of total net sales.

      Other income (expense) changed from expense of $172 for the second quarter of 1999 to $96 of income for the comparable period in 2000. The six-month period in 2000 had income of $263 compared to other expense of $51 in 1999. These changes were due to the proceeds from investment by Lion Bioscience in the first quarter of 2000 that allowed Tripos to reduce its long-term bank debt and generate interest income from the excess funds.

      Income tax benefit was $718,000 for the three-month period in 1999, which represented an effective tax rate of 38%. No income tax benefit was recorded in the first or second quarter of 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards will be utilized in future periods. The effective tax rate utilized for the quarter and six-month year-to-date periods ended June 30, 2000 reflects management's estimate of such rate for the fiscal year ending December 31, 2000.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)


Liquidity, Capital Resources and Capital Commitments

      For the six-month in period ending June 30, 2000, net cash used by operations was $1,396 primarily due to the year-to-date net loss of $3,563 partially offset by depreciation ($966), amortization ($239), accrued unpaid dividends ($179) and deferred revenue ($550) while changes in the remaining current liabilities and assets negated each other. In 1999, net cash provided by operations came from decreases in trade accounts receivable of $2,851 along with depreciation ($820), amortization ($351) offset by the year-to-date net loss of $1,659, an increase in notes receivable ($271) and a decrease in accounts payable and accrued expenses ($679).

      Cash used by investing activities in 2000 was principally related to property and equipment ($783) needed throughout the company and interest ($68) accruing on other notes receivable. For the same period in 1999, cash used in investing activities was allocated to property and equipment at Tripos Receptor Research ($4,187) and an increase in the investment in Arena Pharmaceuticals, Inc. ($385).

     The  Company  anticipates that current  working  capital  of
$10,365, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                           PART II
                      OTHER INFORMATION

Item 1.   Legal Proceedings
          The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          One   matter  was  submitted  to  a  vote   of   the
          shareholders of the Company at its Annual Meeting of Shareholders on May 11, 2000:

          The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

                                 Votes              Votes
                                 "For"         "Withhold Authority"
            Ralph S. Lobdell    2,628,660           22,960
            Alfred Alberts      2,628,064           23,556
            Stewart Carrell     2,626,455           25,165
            John P. McAlister   2,629,146           22,474
            Gary Meredith       2,626,473           25,147
            Ferid Murad         2,628,660           22,960

Item 5.   Other Information

          Under Section 2.13 of Article II of the Company's Bylaws, any shareholder proposal submitted with respect to Tripos, Inc.'s 2001 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely if notice thereof is received by the Company before February 9, 2001 or after March 11, 2001.


Item 6.   Exhibits and Reports on Form 8-K

          (a) List of Exhibits

               10.18 Consulting Services Agreement between Tripos, Inc.
                     and Lipha S.A. *
               27    Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the period from March 31, 2000 to June 30, 2000.

* Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Commission.

                        TRIPOS, INC.
                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRIPOS, INC.


Date: August 10, 2000         /s/ John P. McAlister
                              President and
                              Chief Executive Officer


Date: August 10, 2000         /s/ Colleen A. Martin
                              Chief Financial Officer, Secretary



Exhibit 10.18

* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

                Consulting Service Agreement
                         (Exhibit C)

                            With

                         Lipha S.A.

                    Tripos Inc. Contacts:

                    James P. Rizzi, Ph.D.
       Senior Director of Discovery Research Services

                    Peter C. Hecht, Ph.D
             Vice President European Operations

                         Tripos Inc.
                   1699 South Hanley Road
                     St. Louis, MO 63144

                     Tel: (314) 647 1099
                     Fax: (314) 647 9241

                  Email: jrizzi@tripos.com

                 Web address: www.tripos.com

                       May 29th  2000

     Executive Summary.

     Objective: The objective for Lipha is the  discovery
     of  novel,  orally active, inhibitors  of  specified
     targets,   namely,  "XXXXXXXXXX"  and  "XXXXXXXXXX".
     Lipha  have  active  discovery  programs  with  both
     targets  and  now  seek  additional  expertise  from
     Tripos  to  provide lead compounds through  directed
     library   design  and  synthesis  to  achieve   this
     objective.  The ultimate goal of the project will be
     compounds   with   the   designated   potency    and
     appropriate pharmacokinetic profile required to move
     forward   into   lead   optimization.    Information
     presented  by  Lipha  would  suggest  that   Tripos'
     technology could make significant contributions to advancement of these projects.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

                              Contents

1.   Project Plan Overview
          1.1. "XXXXXXXXXX"
          1.2. "XXXXXXXXXX"
2.   Project Step I
          2.1. "XXXXXXXXXX" Lead Hopping
          2.2. "XXXXXXXXXX" High Throughput Screening
          2.3. "XXXXXXXXXX" High Throughput Screening
          2.4  Focussed Libraries in Step 1
3.   Project Step II
          3.1. "XXXXXXXXXX" Lead series criteria
          3.2. "XXXXXXXXXX" Lead series criteria
4.   Project Organization
          4.1. Frequency of reports
          4.2. Project management staff
          4.3. Subcontractors
          4.4  Visiting scientist
5.   Informatics
6.   PK Studies
          6.1  Step 1
          6.2  Step 2
7.   Resource and Timelines
8.   Terms and conditions
          8.1. Announcements
          8.2. Termination
          8.3. IPR and Exclusivity of compounds
9.   Tripos Inc. background information
       Appendices
            A. Project Plan
            B. Virtual Private Network (ExtraNet)
            C. Payment Schedule
            D. Biology Protocols
            E. Profiling Protocols

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

  1.   Project Plan Overview:

     The  project plan being proposed (Appendix A)  deals
     simultaneously    with   both    "XXXXXXXXXX"    and
     "XXXXXXXXXX"  targets.  However,  the  approach  for
     each  target  will  differ due  to  the  substantial
     disparity  in the existing knowledge base  for  each
     of  these targets.  The project plan is designed  to
     be   flexible   in  terms  of  the  utilization   of
     resources for all key activities, and could be modified according to the way the project unfolds.
     The main strategic points are as follows:

  1.1. "XXXXXXXXXX": Requires the exploration of other chemistries that may result in leads for which Lipha may determine and pursue patent positions. This process is known as Lead HoppingT and can be achieved using our ChemSpaceT technology. Tripos will use the existing knowledge base to build large virtual libraries around both new and validated chemistries to allow rapid optimization of the resulting lead series. From these virtual libraries a selection of shape similar compounds will be synthesized and screened. Simultaneously, a selected set of existing compounds will be screened against the "XXXXXXXXXX" target to provide experimental opportunities to identify additional lead series.

  1.2. "XXXXXXXXXX": The knowledge base for "XXXXXXXXXX" is not as extensive as "XXXXXXXXXX" but active compounds are also available from the literature. The most logical approach for the "XXXXXXXXXX" target is to use the limited information available to guide further screening efforts against this target. While new computational models will be developed, drawing upon existing work by Lipha scientists, the primary thrust will be directed toward screening.

     High  throughput screening will be conducted in  two
     parts, with a decision point after initial screening
     to  trigger  a  second round (Appendix  A).   Either
     target "XXXXXXXXXX" could be selected for the second round or screening could be terminated completely.
     This decision will depend on the comparative numbers and quality of hits from the first round. The results from screening against both these targets can be used to enhance the knowledge base for future use in library design and the selection of potential actives.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

  2.   Project Step I

     2.1.  "XXXXXXXXXX" Lead Hopping - Up to "XXXXXXXXXX"
     unique  libraries,  based on  our  proprietary  Lead
     Hopping  process, each of approximately "XXXXXXXXXX"
     to  "XXXXXXXXXX"  compounds  will  be  designed  and
     synthesized.  The  starting point for  Lead  Hopping
     will   be   the  literature  and  patent  precedents
     provided  by Lipha, subsequent literature review  by
     Tripos, and any internal SAR information supplied by
     Lipha   which   is   considered   confidential,   as
     referenced  in  the  original  consulting   services
     agreement. This comprises the following steps:
          .
          .
          .
          .
          .
          .
          .
          .

  2.2. "XXXXXXXXXX" High Throughput Screening - A block of
       50,000 general screening compounds from LeadQuest library will be submitted for high throughput screening against the "XXXXXXXXXX" target in accordance with the protocol provided appendix D. This should provide alternative hits for subsequent evaluation and inclusion within the evolving knowledge base. Additional block of 50,000 compounds will be selected and screened depending on the success of previous results. The selection will be made based on chemistry and diversity analyses of the compounds available from Discovery Technologies Ltd., and with respect to screening and SAR information from Lipha. The fees for selecting and screening these additional ensembles are included in the schedule identified in appendix C. "XXXXXXXXXX" values will be determined for the confirmed hits and an appropriate subset of compounds will be submitted for pharmacokinetic, metabolic assessment and pharmacological activity on a secondary cellular model at Lipha.

  2.3. "XXXXXXXXXX" High Throughput Screening - Similar to above, a block of 50,000 general screening compounds from LeadQuest library will be submitted for high throughput screening against the "XXXXXXXXXX" target in

* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment.
The omitted portion has been separately filed with the Commission.

       accordance with the protocol provided appendix  D.
       This  will provide alternative hits for subsequent
       evaluation  and  inclusion  within  the   evolving
       knowledge   base.   Additional  block  of   50,000
       compounds  will be selected and screened depending
       on the success of previous results.  The selection
       will  be  made  based on chemistry  and  diversity
       analyses screening and SAR information from Lipha.
       The   fees  for  selecting  and  screening   these
       additional ensembles are included in the  schedule
       identified in appendix C. "XXXXXXXXXX" values will
       be  determined  for  the  confirmed  hits  and  an
       appropriate subset of compounds will be  submitted
       for   pharmacokinetic  and  metabolic   assessment
       (Appendix E). For a detailed flow chart of Step I see the project plan (Appendix A).

  2.4. Focussed Libraries in Step 1 - In accord with Tripos' flexible approach, the resources attributed to up to "XXXXXXXXXX" of the lead hopping library activities could be switched to a focussed library activity based on hits emerging from screening in step 1. These focussed libraries could be associated with either "XXXXXXXXXX" or "XXXXXXXXXX" targets alone, or with both. The type of scenario that would trigger this switch in step 1 is if promising screening hits were discovered that initially fell short of the project's ultimate target threshold for biological activity. In such a situation a rapid focussed library approach could well deliver a compound with the characteristics necessary to trigger step 2 of the project, and ultimately lead to a successful project outcome for Lipha. Decisions regarding redirection of project resources will be the responsibility of the joint project management.

        All compounds synthesized under the terms of this service agreement will be considered the property of Lipha. Any compound material remaining after all testing has been completed will be supplied to Lipha.

3.   Project  Step II

     Again  Tripos  has a flexible approach  to  Step  II
     which   includes   lead  explosion,   patent   space
     exploration, and SAR development.  At this stage  it
     is  envisaged  that one target will be selected  for
     progression,  and  that additional  compound  series
     will  be  prepared  that expand  the  SAR  knowledge
     around   the   selected  leads  and  explore   added
     potential for Lipha's enlarging coverage in the identified patent space. Additional compounds will be selected for pharmacokinetic evaluation with the goal of designing more drug relevant compounds.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to  a request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

     Advancement  to  Step II will be determined  by  the
     project  management team, as described in section  4
     of  this document.  The decision to proceed with any
     series  will  be  at  the discretion  of  the  Lipha
     project  manager.  There are three  potential  areas
     where  advancement  is likely to proceed,  from  the
     directed Lead Hopping libraries around "XXXXXXXXXX",
     from    the   general   screening   results   around
     "XXXXXXXXXX" or from the general screening results around "XXXXXXXXXX".

  3.1.  "XXXXXXXXXX" Criteria for Selection as a lead Series:
          .    "XXXXXXXXXX".
          .    "XXXXXXXXXX"
          .    "XXXXXXXXXX"

  3.2. "XXXXXXXXXX" Criteria for selection as a lead series:
          .    "XXXXXXXXXX"
          .    "XXXXXXXXXX"
          .    "XXXXXXXXXX"

4.   Project Organization
     Lipha  and Tripos will designate one contact  person
     in  each  organization as the project  managers.  It
     will be their responsibility to assume joint control
     of   the   project.  Tripos  will  provide   project
     coordination, support and management.

  4.1   Frequency of reports: The following reporting schedule
     will be set up:
          Every two weeks: Conference call.
          Monthly: written summary of work and results in
          a format to be agreed.
          Quarterly:   Meetings  would  be  arranged   as
          required by Lipha
          Final Report: summarize all work and results.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

  4.2. Project Management: Tripos will appoint "XXXXXXXXXX" as the project manager who will carry the primary responsibility for all Tripos aspects of the project. He will be assisted by "XXXXXXXXXX" who will manage the chemistry resource and "XXXXXXXXXX" managing the computational components for the project. Lipha will appoint "XXXXXXXXXX" as the project leader who will carry the primary responsibility for all Lipha aspects of the project. He will be assisted by "XXXXXXXXXX" for the "XXXXXXXXXX" target, "XXXXXXXXXX" for the "XXXXXXXXXX" target, "XXXXXXXXXX" for the chemistry, "XXXXXXXXXX" for the computational aspects, "XXXXXXXXXX" for the high throughput screening and "XXXXXXXXXX" for the PK screening.

  4.3. Subcontractors: Tripos will appoint and subcontract the
       High Throughput Screening services from Discovery Technologies Ltd. of Basle, Switzerland. Tripos will appoint and subcontract the pharmacokinetic profiling to Cyprotex, Operating Division of Medeval Ltd. of Manchester, England
       (here after Cyprotex).   Tripos will coordinate and manage all
       data from these two organizations via a Tripos provided solution that will be made accessible to Lipha. It is envisaged that representatives from both these organizations would be present on the project management team

  4.4. Visiting Scientist: Lipha may desire to send a visiting scientist to Tripos Receptor Research at any time during the course of this project. In this event, Lipha will meet all cost associated with the visit. Tripos will accommodate such requests provided that dates and duration are mutually agreeable in light of other Tripos activities.

5.   Informatics
       For  the duration of this service agreement Tripos
     will  provide  access to the underlying  informatics
     supporting  these  discovery  programs.  There   are
     several extranet connectivity options available  and
     the  final  configuration will depend on the  system
     requirements and inevitable budget constraints.   It
     is proposed that a secure connection be established to permit viewing by Lipha of data stored and managed using the existing MetaLayer installation at Tripos Receptor Research. "XXXXXXXXXX". There are essentially four components required to establish the Lipha extranet.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

          . Hardware infrastructure: To provide connectivity and meet the security requirements that have been identified for the system.
          . Line charges: Fees required in order to provide the
            desired level of user access and bandwidth for the system. . Bandwidth management software: To ensure the appropriate bandwidth and access is reserved for Lipha's use.
          . System Management: Resource required for installation,
            setup and maintenance of the system.
     Our  cost assumptions are based on remote access  to
     the   Tripos  Intranet  via  the  Internet   for   a
     "XXXXXXXXXX" concurrent user system viewing data stored and managed in Bude, England. See appendix B

6.   PK Studies.

  6.2. Step 1 As the project progress and confirmed hits from screening are identified initial PK profiling will begin on compounds of interest (appendix E) and it is expected that the number of compounds profiled will not exceed "XXXXXXXXXX" or the initial screens and perhaps "XXXXXXXXXX" compounds for detailed in-vivo studies.
  6.3. Step 2 The second step will require additional profiling (appendix E) with fewer compounds as results dictate. These costs will need to be assessed separately and upon the selection of specific studies. Overall cost for profiling studies are directly related to the number of compounds submitted for testing, and numbers and types of assays. Thus the actual profiling cost will remain dynamic and determined by the project management team in light of results obtained. Our current estimates suggest that step two profiling will be approximately "XXXXXXXXXX". The project managers as outlined in section 4 of this document will be responsible for the selection of any and all compounds that are submitted for PK profiling.

7.   Resources and Time lines.
     Tripos has assembled a project plan, see appendix A, implementing the recently agreed strategic approach for discovery of novel leads against these two targets. This project plan calls for a project timeline of June 2000 through June 2001. We also estimate that a brief period, perhaps 1 or 2 months of project management will be required to fully summarize the project and transfer data to Lipha.
     The required  resources are comprised of:

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to  a request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

          .    Project management
          .    Computational chemists for model development & data
               analysis
          .    Library design specialists for virtual library creation
               and compound selection
          .    Medicinal and supporting chemistry
          .    Research chemists for Combinatorial chemistry validation
          .    Production chemists for scale-up and library production
          .    Analytical Chemists
          .    High throughput screening at DTL
          .    PK at Cyprotex

     Overall    the   Tripos   contribution    represents
     approximately "XXXXXXXXXX" to "XXXXXXXXXX" FTE years excluding services provided by sub-contractors.

8.   Terms and conditions
     Tripos  undertakes  this project proposal  with  the
     understanding that, like all research work, there is
     no  guarantee of success. However, Tripos  will  use
     its   best  efforts  in  the  application   of   our
     technology and sound scientific practice to  further
     the course of these projects toward the stated goal.
     We  firmly  believe that our approach increases  the
     probability  of success. However, past  performance,
     does  not guarantee any future outcome. The  project
     plan and cost estimates assume the inclusion of both
     targets  with  natural  decision  points  based   on
     progress obtained.

     Upon  signing  of this exhibit, an up front  fee  of
     $"XXXXXXXXXX"   will  be  paid  to  Tripos  for  its
     application  of  its ChemSpaceT  technology  to  the
     project. This fee will also include access to 50,000
     compounds  from the LeadQuest library,  "XXXXXXXXXX"
     standard   format,  to  be  screened  against   both
     "XXXXXXXXXX"    and   "XXXXXXXXXX"    targets.    In
     addition,  for the duration of the service agreement
     Tripos will provide the necessary infrastructure  to
     establish  an  extranet providing access,  from  the
     existing   Lipha  network,  to  project   data   and
     informatics as detailed in section 5.0

     Tripos will assume all responsibility for invoicing of fees incurred during the course of this project.
     Quarterly billings will be submitted to Lipha that reflect a standardized resource level throughout the project plus any fees due subcontractors for work performed under this service agreement, as defined by the payment schedule in appendix C.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

     8.1. Announcements.
     The  financial and scientific aspects of this  scope
     of  work  project, including the related therapeutic
     focus,  shall be held in confidence by all  parties.
     However,   Lipha agrees that for reasons related  to
     materiality as a public company, Tripos will   issue
     a press release and otherwise announce the existence
     and other more general aspects of the collaboration.
     Provided,  however, that Tripos  shall  not  include
     Lipha's   name  or  any  details  regarding  Lipha's
     identity that would allow a reader to construe  that
     Lipha  is  the  pharmaceutical collaborator.  Tripos
     shall  provide  a copy to Lipha prior  to  any  such
     release.  Tripos  may  also  rely  on  Lipha  as   a
     collaborative customer reference in its related business presentations to other potential clients.

  8.2. Progress based termination.

     As the two targets call for different approaches during the initial stages of the project, it is logical that they should have different termination criteria. In the case of "XXXXXXXXXX", initial emphasis is being placed on further screening to identify additional active compounds that may be either optimized directly or used to Lead Hop to other chemical classes of interest. In the event that no such leads are found and computational work provides no clear alternatives, the "XXXXXXXXXX" project would be terminated without further effort or penalty payments due to Tripos.

     In the case of "XXXXXXXXXX", if no lead is found, at the end of step 1 and computational work provides no clear alternatives, the "XXXXXXXXXX" project would be terminated without further effort or penalty payments due to Tripos.

     In  the event that Lipha prematurely terminates  the
     project for any other reasons, payment in full  will
     be  required  for  all  work  undertaken  and  costs
     incurred  by Tripos and its appointed subcontractors
     plus a cancellation fee equal to "XXXXXXXXXX" of the
     standardized  Tripos  rate defined  in  the  payment
     schedule   -   appendix  C.   ("XXXXXXXXXX"   $)   -
     ("Cancellation Fee") - as well as any uncancellable payment obligations of Tripos to its subcontractors under the terms of this service agreement as defined in appendix C; provided however that in the event that there is a change in the control of Tripos such that Lipha has reasonable concern that persons not authorized by Lipha may gain access to proprietary scientific information about the project, Lipha may terminate this service agreement without incurring the Cancellation Fee obligation.

* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to  a request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

  8.3. IPR and exclusivity of compounds.
     Inventorship  will  be  determined  by   the   usual
     criteria   ("XXXXXXXXXX")  and   any   rights   that
     "XXXXXXXXXX" may have in any composition  of  matter
     patent   related   to   the  compounds   synthesized
     hereunder  shall  be  assigned  to  "XXXXXXXXXX"  by
     "XXXXXXXXXX",   as  referenced   in   the   original
     consulting   services  agreement.   At  "XXXXXXXXXX"
     request  and  expense, "XXXXXXXXXX" agrees  that  it
     will, and will cause any of its employees working on
     the  project,  to execute and deliver any  documents
     and  information as reasonably necessary  to  assist
     "XXXXXXXXXX"   in  related  patent   filings   which
     "XXXXXXXXXX"  may elect to pursue. In the  event  of
     dissolution  of  "XXXXXXXXXX" as  corporate  entity,
     "XXXXXXXXXX"   will  agree  to  transfer   all   the
     laboratory notes and raw data related to the patents
     which   would  be  filed  regarding  the   compounds
     synthesized hereunder.

     All    compounds   prepared   directly   for    this
     "XXXXXXXXXX"   project  will   be   considered   the
     proprietary  property of "XXXXXXXXXX"  and  will  be
     theirs  to  do  with as they see  fit  and  provided
     however  that  to  the extent that the  structure(s)
     formulation  preexisted  in  "XXXXXXXXXX"   database
     "XXXXXXXXXX" shall not delete said structure from its "XXXXXXXXXX" for the purpose of future searches and results thereof.

     Compounds  of interest to Lipha from the  LeadQuestT
     screening  libraries are provided on a non-exclusive
     basis. Should Lipha require additional material  for
     any  particular compound it can be purchased or  re-
     synthesized  depending  on  the  current   inventory
     situation.

9.   Tripos - background information.
     Over the last twenty years Tripos has pioneered many
     of  the  predictive  molecular  design  technologies
     commonly  employed  by  the  industry  today.   This
     impressive record of innovation provides a solid and
     proprietary    foundation   on   which    to    base
     collaborative  discovery  research  projects.  These
     projects  draw  upon  the extensive  library  design
     capabilities and predictive technologies  that  have
     been assembled in a unique process to assist in  the
     identification  and  rapid  optimization   of   pre-
     clinical therapeutic candidates, as follows:

     Tripos    uniquely   combines   computational    and
     experimental science with information technology  to
     rapidly  design,  synthesize, analyze  and  optimize
     lead  compounds.   We have more  than  20  years  of
     experience  in  developing innovative  computational
     solutions  to speed discovery.  Our industry-leading
     SYBYL  and  UNITY  software tools support  effective
     molecular  design  and  analysis.   Our  proprietary
     ChemSpace   technology  rapidly  searches  databases
     containing trillions of potential chemical compounds to identify drug-like molecules that are similar in shape to lead candidates. This enables rapid lead optimization and provides a means to design a wide range of scaffolds into our target libraries.

     Tripos has a unique chemical synthesis process  that
     is  integrated  with informatics to  produce  novel,
     information-rich compounds of high purity  that  can
     be  screened reliably and optimized rapidly.  Tripos
     is   a   leader  in  integrating  informatics   with
     discovery research. Our MetaLayer and associated web-
     based  technology provides desktop access to diverse
     discovery   data.   It  enables  Tripos  to   create
     customized decision support systems for its  clients
     to  drive efficient, effective research. The  system
     integrates dispersed data sources, facilitating data
     access   for   scientists  through  a  single   user
     interface,   thereby   promoting   ease-of-use   and
     cohesive teamwork.

     This  process has already been successfully employed
     in  the  discovery  of pre-clinical  candidates  for
     schizophrenia  and  glaucoma.  In  both   of   these
     examples  new  leads were identified from  carefully
     designed  libraries  and  rapidly  optimized   using
     extensions of the design that followed the  SAR.  In
     another example, Tripos technology was independently
     found  to  be  substantially  more  predictive  than
     either   traditional   or  combinatorial   chemistry
     approaches commonly in use. In all cases, these impressive results were obtained in a fraction of the time taken and at a fraction of the cost of traditional methodologies.

     Key   to   the  success  of  this  process  is   the
     development of an informatics system that ties together the theoretical model development with experimental evaluation and chemical synthesis. The progressive accumulation of a knowledge base allows systematic exploration of pharmaceutically relevant parameter space to optimize biological activity while experimental pharmacokinetic profiling guides the design toward higher quality leads.

     Our goal is to provide our clients with high-quality leads in the shortest possible time, with the right properties to progress through clinical development to market. Our knowledge-based discovery process focuses on those properties which are responsible for success or failure in development, thereby enabling selection of the best leads to pursue.

     Tripos is an established drug discovery partner with
     a  record  of innovation over the last 20 years.  We
     offer  a unique suite of services for drug discovery
     backed  by  a long record of accomplishment  and  of
     corporate stability. Scientists leading this project
     have  a  successful  record in drug  discovery  with
     compounds  under development and in the clinic.  The
     objective  for  Lipha  is  the  discovery  of  novel
     patentable   compounds.  Tripos'  unique   analysis,
     design  and  synthesis methods will be  utilized  to
     analyze  existing data and generate highly  relevant
     compounds   with  our  proprietary  library   design
     technology.

                         Appendix A
         (see attached excel sheet - Appendix A.xls)
     "XXXXXXXXXX"



* The information marked by "XXXXXXXXXX" has been omitted
pursuant  to a  request for confidential treatment.   The
omitted portion has been separately filed with the Commission.

                         Appendix B

Solution A:  (As described in email of 4/14 from "XXXXXXXXXX")

"XXXXXXXXXX"






                         Appendix C
                      Payment Schedule

Date of Invoice               Item or service fee          Amount USD $

"XXXXXXXXXX"






* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

APPENDIX D

"XXXXXXXXXX"




Lipha:                             Tripos:


___________________________        __________________________
Authorized signature               Authorized signature

___________________________        __________________________
Title                              Title


* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

APPENDIX E

"XXXXXXXXXX"







Lipha:                                Tripos:


__________________________            _________________________
Authorized signature                  Authorized signature

__________________________            _________________________
Title                                 Title


* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

     By the signatures of their authorized representatives hereunder, Lipha S.A. ("Lipha") and Tripos SARL) ("Tripos") agree to and accept, effective as of 30th May 2000, this Exhibit, including the attached appendices A to E hereto, which is [are] hereby made part of, and agreed to be subject to the terms of, the Consulting Services Agreement dated 31st March 1999 between Lipha and Tripos, and to any additional terms specified below as applicable to the Lipha Dual Target Project. In the event of any conflict between the terms of the Consulting Services Agreement and the terms of this Exhibit, the terms of this Exhibit shall apply.

     1. The total collective liability of Tripos and its partners hereunder shall in no event exceed the amount paid by Lipha hereunder.

     2. THE PARTIES ACKNOWLEDGE THAT THIS SERVICE AGREEMENT CONSISTS OF SCIENTIFIC RESEARCH, THE OUTCOME OF WHICH IS NOT
       PRECISELY KNOWN ON THE DATE OF THIS AGREEMENT.   TRIPOS MAKES
       NO REPRESENTATIONS AND NO EXPRESS OR IMPLIED WARRANTIES OF ANY KIND WITH RESPECT TO THE CERTAINTY OF SOME OF THE ANTICIPATED RESULTS OR THE PERFORMANCE OF ANY RESULTS, INCLUDING BUT NOT LIMITED TO ANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS OF RESULTS FOR ANY PARTICULAR PURPOSE. TRIPOS MAKES NO WARRANTY ABOUT THE ACCURACY OR COMPREHENSIVENESS OF ANY PATENTABILITY ASSESSMENT METHODOLOGY OR FUNCTIONALITY THAT IT MAY DEVELOP OR APPLY HEREUNDER AND LIPHA AGREES THAT TRIPOS SHALL HAVE NO RESPONSIBILITY OR LIABILITY, OR LIPHA RELIEVED OF ANY PAYMENT OBLIGATION, FOR ANY RELIANCE WHICH LIPHA MAY PLACE ON SUCH FUNCTIONALITY OR FOR LIPHA'S FINAL DETERMINATION OF PATENTABILITY IN APPLICATIONS LIPHA MAY MAKE.

     3. Target exclusivity: Tripos is committed to work on the two "XXXXXXXXXX" and "XXXXXXXXXX" targets exclusively for Lipha, for the duration of this work and for "XXXXXXXXXX" additional years after the termination of Tripos' work on the respective specified target.

     4. Except for termination in the event of material breach or failure to reasonably perform by Tripos, any termination by Lipha hereunder shall require ninety (90) days' prior written notice.

Lipha:                        Tripos:

__________________________    ___________________________
Authorized signature          Authorized signature

__________________________    ___________________________
Title                         Title

* The information marked by "XXXXXXXXXX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.