Form 10-Q
period 2000-09-30
TRIPOS INC
filed 2000-11-15
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes   X   No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 2000: 3,526,027 shares.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION,	Page
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
Consolidated Statements of Operations
for Three Months Ended September 30, 2000 and September 30, 1999
and Nine Months Ended September 30, 2000 and September 30, 1999	4
Consolidated Statements of Cash Flows for Nine Months Ended
September 30, 2000 and September 30, 1999	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9

PART II OTHER INFORMATION	13
SIGNATURES	13

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	Sep. 30, 2000	Dec. 31,1999
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 2,480	$ 813
Marketable Securities	28,247	-
Notes receivable-other	879	830
Accounts receivable	7,966	14,182
Inventory	4,186	2,595
Prepaid expenses	1,770	242
Deferred income taxes	-	1,418
Total current assets	45,528	20,080

Notes Receivable-trade	2,042	2,448
Notes Receivable-other	-	934
Property and equipment, less accumulated depreciation	12,991	13,899
Capitalized development costs, net	372	572
Goodwill, net of amortization	1,045	1,082
Investment in restricted stock	2,301	2,368
Other, net	193	199
Total assets	$ 64,472	$ 41,582

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of capital leases	$ 935	$ 1,079
Current portion of long-term debt	3,113	1,166
Accounts payable	245	1,443
Accrued expenses	2,175	3,187
Deferred revenue	6,237	4,832
Deferred income taxes	8,812	-
Total current liabilities	21,517	11,707

Long-term portion of capital leases	426	1,223
Long-term portion of long-term debt	-	7,001
Long-term deferred revenue	1,411	2,485
Deferred income taxes	1,583	1,583

Series-B preferred stock	9,263	-

Shareholders' equity :
Common stock	35	33
Additional paid-in capital	19,663	18,431
Retained deficit	(5,767)	(1,020)
Other comprehensive income	16,341	139
Total shareholders' equity	30,272	17,583

Total liabilities and shareholders' equity	$ 64,472	$ 41,582

See accompanying notes

Item 1.  Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	Sep. 30, 2000	Sep. 30, 1999	Sep. 30, 2000	Sep. 30, 1999
Net sales:
Software licenses	$ 2,193	$ 2,389	$ 6,415	$ 5,941
Support	1,897	2,005	5,714	6,153
Discovery services	1,448	817	2,924	3,709
Hardware	164	296	1,123	1,982
Total net sales	5,702	5,507	16,176	17,785

Operating costs and expenses:
Cost of sales	697	984	2,635	4,330
Sales and marketing	2,294	2,477	7,419	7,103
Research and development	2,706	2,009	7,293	6,542
General and administrative	1,321	1,330	3,792	3,727
Total costs and expenses	7,018	6,800	21,139	21,702

Loss from operations	(1,316)	(1,293)	(4,963)	(3,917)

Other income (expense), net	245	(15)	508	(67)
Loss before income taxes and preferred dividends	(1,071)	(1,308)	(4,455)	(3,984)

Income tax benefit	-	(472)	-	(1,489)
Net loss before preferred dividends	(1,071)	(836)	(4,455)	(2,495)

Preferred dividends	113	-	292	-
Net loss allocable to common shareholders	$ (1,184)	$ (836)	$ (4,747)	$ (2,495)

Basic and diluted loss per share	$ (0.34)	$ (0.25)	$ (1.37)	$ (0.76)
Basic and diluted weighted average number of shares	3,525	3,289	3,467	3,271

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine Months Ended
	Sep. 30, 2000	Sep. 30,1999
Operating activities:
Net loss	$ (4,747)	$ (2,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,492	1,231
Amortization of capitalized development costs and goodwill	337	521
Deferred income taxes	-	(17)
Accreted dividends on Series B preferred stock	292	-

Change in operating assets and liabilities:
Accounts receivable	5,719	2,864
Notes receivable-trade	405	449
Inventory	(1,926)	(443)
Prepaid expenses and other current assets	(1,741)	213
Accounts payable and accrued expenses	(1,585)	(2,198)
Deferred revenue	740	(1,011)
Net cash used by operating activities	(1,014)	(886)

Investing activities:
Notes receivable-other	885	(54)
Purchases of property and equipment	(1,266)	(4,336)
Capitalized development costs	(55)	(165)
Acquisition, including investment in unconsolidated affiliates	(1,112)	(465)
Net cash used in investing activities	(1,548)	(5,020)

Financing activities:
Stock issuance pursuant to stock plans	1,234	258
Proceeds from issuance of Series B preferred stock	8,971	-
Payments on long-term debt and capital leases	(5,232)	(232)
Proceeds from the issuance of long-term debt	-	4,671
Net cash provided by financing activities	4,973	4,697

Effect of foreign exchange rate changes on cash and cash equivalents	(744)	94

Net change in cash and cash equivalents	1,667	(1,115)

Cash and cash equivalents at beginning of period	813	1,774
Cash and cash equivalents at end of period	$ 2,480	$ 659

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

   Our customers, a number of which are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into several strategic alliances with pharmaceutical and biotechnology companies. Certain of these contracts provide for recurring payments for products and services over the course of the contract term as well as milestone payments or ownership of new product discoveries. Tripos has a geographically diverse customer base, with approximately half of its revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, and in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)   Income Taxes

   The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued vacation and customer deposits.

(3)   Comprehensive Income

   The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows:
	Three Months Ended		Nine Months Ended
	Sep. 30, 2000	Sep. 30, 1999	Sep. 30, 2000	Sep. 30, 1999
Net loss allocable to common shareholders	$ (1,184)	$ (836)	$ (4,747)	$ (2,495)
Unrealized gains on
available-for-sale investment	16,905	-	16,905	-
Foreign currency translation adjustments	(281)	92	(703)	(218)
Comprehensive income (loss)	$ 15,440	$ (744)	$ 11,455	$ (2,713)

Item 1. Financial Statements (continued)

   The components of accumulated other comprehensive income, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:
	Sep. 30, 2000	Dec. 31, 1999
Foreign currency translation adjustments	$ (564)	$ 139
Unrealized gains on available-for -sale investment	16,905	-

Accumulated other comprehensive income	$ 16,341	$ 139

   Subsequent to the end of Tripos' second quarter of fiscal 2000, Arena Pharmaceuticals, Inc. registered 6,900,000 shares of common stock for the purpose of its initial public offering, including broker overallotments. Arena's shares were priced at $18 per share upon commencement of trading. Arena's share price closed at $43 per share on September 29, 2000. After the offering Tripos held approximately 9.4% of the outstanding shares of Arena, giving effect to the conversion of a note receivable from Arena and the exercise of warrants. Arena is now traded on the Nasdaq National Market system under the symbol ARNA. Tripos' investment in Arena Pharmaceuticals is subject to a number of restrictions and uncertainties, many of which are beyond Tripos' control. In particular, Tripos is subject to an agreement restricting its ability to sell any Arena common stock that expires in January 2001 and will be subject to substantial restrictions under federal securities laws. In addition, Tripos cannot provide any assurance to its investors about the market for Arena common stock, the potential volatility in the market price of Arena's common stock, or the ability of Tripos to sell any of its Arena common stock should Tripos seek to make such sales in the future. At September 30, 2000, Tripos has classified those shares which become unrestricted within one year as marketable securities shown at fair value. The remaining shares which are restricted for a period over one year remain classified as restricted stock and are valued at cost.

(4)   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2000 and 1999.
	Three Months Ended		Nine Months Ended
	Sep. 30, 2000	Sep. 30, 1999	Sep. 30, 2000	Sep. 30, 1999
Numerator:
Numerator for basic earnings per share- net loss allocable to common shareholders	$ (1,184)	$ (836)	$ (4,747)	$ (2,495)
Add back preferred dividends (Note A)	-	N/A	-	N/A
Numerator for diluted earnings per share-net loss	$ (1,184)	$ (836)	$ (4,747)	$ (2,495)

Denominator:
Denominator for basic earnings per share-weighted average shares	3,525	3,289	3,467	3,271
Effect of dilutive securities:
Employee stock options (Note B)	-	-	-	-
Preferred shares (Note A)	-	N/A	-	N/A
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	3,525	3,289	3,467	3,271
Basic loss per share	$ (0.34)	$ (0.25)	$ (1.37)	$ (0.76)
Diluted loss per share	$ (0.34)	$ (0.25)	$ (1.37)	$ (0.76)

Note A: Weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the September 30, 1999 or 2000 computation of diluted earnings per share because the effect would have been anti-dilutive. For additional disclosures regarding earnings per share, see the notes to the Company's 1999 consolidated financial statements in its Form 10-K.

Item 1. Financial Statements (continued)

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
	Sep. 30, 2000	Dec. 31, 1999
Raw materials	$ 426	$ 256
Work in process	580	533
Finished goods	3,180	1,806
Total inventory	$ 4,186	$ 2,595

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

   The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into which fixed the interest rate at 7.81%. The $4,000 term note under the credit commitment was repaid in its entirety in three installments; $3,000 during the fourth quarter of 1999 and the balance on February 10, 2000. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. The original $8,000 line of credit was reduced to $4,000 effective September 30, 1999. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At September 30, 2000, no borrowings were outstanding. Tripos' bank granted waivers for covenant violations relating to minimum EBITDA and Shareholders' Equity for the quarters ended March 31, June 30, and September 30, 2000.

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

Item 1. Financial Statements (continued)

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

(9)   Subsequent Events

   On October 16, 2000, Tripos announced that it had entered into an agreement with Lion bioscience AG to jointly develop a cheminformatics and bioinformatics discovery platform for Bayer AG. This contract will include payments to Tripos for a technology license fee, ongoing R&D funding and milestones. The total estimated revenue of $25 million is to be shared by Tripos and Lion. For a further discussion of the announcement, see Tripos' Form 8-K filed with the Securities and Exchange Commission on October 16, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

   The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We have identified certain factors that could cause actual results to differ materially from the forward-looking statements in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our current Report on Form 8-K. We undertake no obligation to update any forward-looking statements in this Form 10-Q.

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

   Tripos leverages its expertise in chemical compound library design technology to develop and manufacture general screening libraries for sale to the life sciences industries. Its current library of over 70,000 highly pure and diverse compounds, is marketed under the name LeadQuest™.

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

   In 2000, Tripos began to market a comprehensive research process to its life sciences customers for rapid and cost effective discovery. The process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization. Tripos will also

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

work with its collaborators to achieve the milestones associated with this type of contract. These multi-million dollar contracts may include royalties and milestones. In June 2000, Tripos signed its first major contract to provide these comprehensive services with Lipha S.A., a pharmaceutical subsidiary or Merck KgaA. Under this agreement, Tripos utilizes a wide range of its technologies, including its molecular design and informatics capabilities, to create novel drug candidate libraries and implemented a web-based informatics system to provide Lipha with real-time access to project data and results.

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

   Tripos has staffed its worldwide operations to efficiently execute its current business plan. The quarterly expenses include the fixed costs of research and development for software development, software consulting services, and variable costs of contract research. Tripos believes that its selling and administrative costs will remain constant on a quarterly basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, performance bonuses, third party R&D services and software consulting service contracts.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Results of Operations

   Net sales for the third quarter of 2000 were $5,702 compared to $5,507 in 1999. The Company experienced an increase in discovery service revenues that was partially offset by decreases in hardware and software related revenues in the quarter.

   For the three months ended September 30, 2000, software licenses sales decreased 8% to $2,193. Software revenues were adversely affected by delays in negotiations of new token license sales into the fourth quarter coupled with strong European sales in the third quarter of 1999. Support revenues decreased 5% to $1,897 compared to the third quarterly period in 1999.

Discovery Services sales accounted for $1,448 in the third quarter of 2000 and $817 in the same period in 1999 reflecting work performed on contracts such as the Lipha lead discovery project. Hardware sales decreased by 45% to $164 for the third quarter 2000.

   For the nine months ended September 30, 2000, software licenses sales increased 8% to $6,415. Support revenues decreased 7% to $5,714 compared to the same nine-month period in 1999. Discovery Services sales accounted for $2,924 for the nine-month year-to-date period in 2000 and $3,709 for the same period in 1999. Hardware sales decreased by 43% to $1,123 for the nine-month period in 2000. Support sales have decreased primarily due to the increasing popularity of Tripos' token-system method of selling software products. As token-system sales make up a larger share of the overall software revenue, the distinction between software license and support revenues becomes less pronounced. In the future, it will be more appropriate to measure the changes in the combined software and support revenues rather than as separate revenue sources. The decrease in Discovery Service business is attributable to multiple large orders of promotionally priced compounds in 1999 and a delay in entering a contract research project with Lipha S.A. in 2000. Sales to existing customers represent 86% of total net sales for the nine-month period ending September 30, 2000.

   Net sales for the Company's activities outside of North America represented approximately 58% for the third quarter of 2000 compared to 53% for the same period in 1999. Net sales in Europe increased 9% in the quarter compared to the same period in 1999 and accounted for 44% and 42% of net sales for the three-month periods in 2000 and 1999, respectively. Net sales in the Pacific Rim, principally Japan, increased 34% compared to the third quarter of 1999 and accounted for 14% and 11% of net sales for the respective periods. Year-to-date net revenues outside of North America represented 55% in 2000 and 57% in 1999. Net sales in Europe decreased 20% for the nine-months ending September 30, 2000 and accounted for 41% of total net sales compared to 47% in the same period in 1999. The third quarter of 1999 included two large software token sales to pharmaceutical customers as well as significant hardware sales. Year-to-date net sales in the Pacific Rim increased by 26% over 1999 and grew to 14% of total net sales from 10% in 1999.

   Cost of sales for the three-month period ending September 30, 2000 decreased 29% compared to the same period in 1999. Cost of sales was $697 and $984 for the third quarter of 2000 and 1999, respectively. Cost of sales as a percent of net sales was 12% and 18% for the three-month periods in 2000 and 1999, respectively. Cost of sales for the nine-month period ending September 30, 2000 decreased 39% compared to the same period in 1999. Nine-month year-to-date cost of sales was $2,635 and $4,330 for 2000 and 1999, respectively. These changes were due to decreased costs directly related to lower sales of lower margin product lines such as hardware and LeadQuest compounds, compared to the prior year. Costs to perform Discovery Service contract research are classified as R&D expense.

   Gross profit margin percentage for the third quarter 2000 increased to 88% from 82% of total net sales in the third quarter of 1999. For the nine-months year-to-date, gross margin increased to 84% from 76% in the same period in 1999. These increases in gross profit percentage are due to the decreases in cost of sales described above.

   Sales and marketing expenses decreased 7% to $2,294 compared to $2,477 for the three-month period in 1999. Sales and marketing expenses as a percentage of net sales were 40% and 45% for the three-month periods in 2000 and 1999, respectively. The decrease in percent to sales is primarily due to higher net sales and lower advertising costs in the third quarter of 2000. For the nine-month period ending September 30, 2000, sales and marketing expense increased 4% to $7,419 compared to 1999 and represented 46% and 40% of net sales, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

   Research and development expenses increased to $2,706 from $2,009 and represented 47% and 36% of net sales for the three-month periods in 2000 and 1999, respectively. Nine-month year-to-date R&D expenses increased to $7,293 in 2000 from $6,542 in 1999. The increase in expenses for the third quarter and year-to-date periods in 2000 reflects costs of performing discovery research contracts and the additions to R&D staff in anticipation of Software Consulting Service contracts.

   General and administrative expenses remained constant at $1,321 for the third quarter of 2000 compared to 1999, and represent 23% and 24% of net sales for the respective periods. For the nine-month periods in 2000 and 1999, G&A expenses were also flat at $3,792 and $3,727 which represented 23% and 21% of total net sales for the respective periods.

   Other income (expense) changed from expense of $15 for the third quarter of 1999 to $245 of income for the comparable period in 2000. The nine-month period in 2000 had income of $508 compared to other expense of $67 in 1999. These changes were due to the proceeds from investment by Lion Bioscience in the first quarter of 2000 that allowed Tripos to reduce its long-term bank debt and generate interest income from the excess funds.

   Income tax benefit was $472 for the three-month and $1,489 nine-month periods in 1999, which represented an effective tax rate of 38%. No income tax benefit was recorded in 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards will be utilized in future periods. The effective tax rate utilized for the quarter and nine-month year-to-date periods ended September 30, 2000 reflects management's current estimate of such rate for the fiscal year ending December 31, 2000.

Liquidity, Capital Resources and Capital Commitments

   For the nine-month in period ending September 30, 2000, net cash used by operations was $1,014 due to depreciation ($1,492), amortization ($337), decreases in accounts and notes receivable ($5,719 and $405) which were offset by the year-to-date net loss of $4,747, increases in inventories and prepaid expenses ($1,926 and $1,741), and a decrease in current liabilities ($1,585). In 1999, net cash used by operations came from decreases in accounts payable and accrued expenses ($2,198), deferred revenue (1,011), and the year-to-date net loss of $2,495 offset by a decrease in trade accounts receivable of $2,864, notes receivable ($449), plus depreciation ($1,231), and amortization ($521).

   Cash used by investing activities in 2000 was related to purchases of property and equipment ($1,266) needed throughout the company and an increase in the investment in the restricted stock of Arena Pharmaceuticals (1,112) through the conversion of a note receivable and exercise of commons stock warrants. For the same period in 1999, cash used in investing activities was allocated to property and equipment mainly at Tripos Receptor Research ($4,336) and an increase in the investment in Arena Pharmaceuticals, Inc. ($465).

   Cash provided by financing activities came from the proceeds of the investment by Lion bioscience in Series B preferred shares ($8,971) and issuance of shares under Tripos' employee stock plans (1,234) offset by the payments on long-term debt and capital leases of $5,232.

   The Company anticipates that current working capital of $24,011, together with anticipated cash flows from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in the current Report on Form 8-K.

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

Item 6.   Exhibits and Reports on Form 8-K

         (a) List of Exhibits

                                      27     Financial Data Schedule

         (b) No reports on Form 8-K were required to be filed during the period from June 30, 2000 to September 30, 2000.

TRIPOS, INC.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.

Date: November 13, 2000	Date: November 13, 2000

/s/ John P. McAlister	/s/ Colleen A. Martin
President and Chief Executive Officer	Chief Financial Officer, Secretary