Form 10-K
period 2000-12-31
TRIPOS INC
filed 2001-03-30
CIK 920691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to _______________.

Commission file number 0-23666

Tripos, Inc.

(Exact name of registrant as specified in its charter)
Utah	43-1454986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 S. Hanley Rd, St. Louis, MO	63144
(Address of principal executive offices)	Zip Code

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

Common stock, $.005 Par Value

Preferred Stock Purchase Rights

______________________________________________________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2001, was $41,885,470 (based upon the March 13, 2001 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 13, 2001, 7,251,200 shares of the Registrant's Common Stock, $0.005 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2001 are incorporated by reference into Part III.

Part I

Item 1.     Business

Tripos, Inc. is a leading provider of integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. Our unique capabilities integrate information technology with discovery chemistry to provide effective and efficient methods that accelerate molecular research, enhancing our client's process to bring new drugs and products to market.

Tripos' strong cheminformatics foundation provides its customers with what we believe are distinct competitive advantages. Our "chemically intelligent" discovery software tools are able to effectively manage, analyze and share biological and chemical information. Tripos' software consulting services work closely with customers to review their specific requirements for organizing and storing chemical and other data in a manner that is conducive to aid discovery research. Tripos' proprietary chemical compound libraries integrate our unique molecular design technology with our synthesis capabilities, providing high quality, designed materials for the high-throughput screening processes used in discovering new drug candidates.

Our discovery research services leverage Tripos' cheminformatics expertise in molecular design analysis and medicinal chemistry to provide sophisticated technologies that can navigate around patented chemical areas and predict characteristics early in the discovery process. The power of integrating these unique products and services allow our customers to take full advantage of cutting-edge methods and techniques for discovering new drugs, and accelerate the development and commercialization of their new products.

Our customers, many considered industry leaders, use Tripos products and services to reduce product discovery costs and time-to-market. Over the last two years, Tripos has entered into strategic alliances with pharmaceutical companies that include, Lipha S. A., Bristol Myers-Squibb, Bayer, and Pfizer/Parke-Davis, and with biotechnology companies including Arena Pharmaceuticals, LION bioscience AG and the Wolfson Institute. Certain of these contracts provide for recurring payments for products and services over the course of the contract term, as well as milestone payments or royalty arrangements for new product discoveries. Additionally, the United States government has recognized Tripos with several SBIR grants for developing pharmaceutical data analysis methods. Tripos has a geographically diverse customer base, with more than half its 2000 revenues derived outside the United States. Tripos worldwide sales force has offices throughout the United States, in England, France and Germany, as well as representatives throughout the Pacific Rim and China. The company's chemical production laboratories, Tripos Receptor Research is located in England.

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

Industry Background

The success of companies in the pharmaceutical, biotechnology, chemical and agrochemical industries is substantially dependent upon their ability to identify new chemical compounds with targeted activities and properties that can be brought to market rapidly and on a cost-effective basis. The discovery and development of a new product candidate typically involves many investigative phases, including storage, retrieval, analysis, review, communication, management and manipulation of large volumes of information relating to chemical structures and properties, pattern recognition, statistical information, reactions involved in syntheses and biological properties. Based on industry data, the average pharmaceutical discovery process requires synthesis and testing of more than 10,000 chemical compounds for each single new product brought to market. Tripos estimates that up to 30% of the expense of new product research and development arises in the pre-clinical phases of new pharmaceutical development, the equivalent pre-approval phase of agrochemical product development, and product discovery phases of chemical research.

Industry pressure to reduce product development cost and time-to-market are in part attributable to increased competition and increased political, regulatory and consumer scrutiny. By reducing the time-to-market, pharmaceutical companies can generate substantial amounts of additional profits before their product's exclusivity patent expires and remanufacturers move in to take market share. In addition, environmental regulations and consumer activism are forcing chemical and agrochemical companies to evaluate alternative products and ways of doing business, thereby increasing their product development and operating costs. Pharmaceutical and biotechnology companies have focused their R&D efforts on both novel compounds exhibiting demonstrable benefits over existing commercial drugs, and on novel targets, many of which are emerging from work being done on the well known human genome project. In the search for biological activity, many companies have implemented high-throughput screening laboratories with robotic systems for the rapid analysis of large numbers of compounds. The industry outgrowth of this development has increased demand for chemicals to screen and companies are buying thousands of compounds a year to robotically process in hopes of uncovering a chemical series that demonstrates the potential to be developed into a new drug.

High-volume screening has resulted in an unprecedented information explosion of chemical data points that need to be processed, managed, and analyzed and used for decision making. Repositories for this data must be built and the data must be mined and shared, many times across multi-national, cross-corporate boundaries. The race to bring new chemical entities to the pharmaceutical market often logjams with ineffective information management. Effective integration of chemical data and information technologies provides the industry a solid opportunity to speed the discovery process and reduce costs.

Tripos Solution   The power of integrating knowledge-driven products and services

Tripos' foundation is built on its expertise and industry reputation as a cutting-edge molecular design software provider. Understanding, managing and analyzing chemical information has always been our area of expertise. Realizing the business opportunities that designing molecules with enhanced biological value brings to accelerating the drug discovery industry, Tripos built a high quality compound production laboratory. Using sophisticated cheminformatics we design and produce drug-like compounds for screening using proven, reliable and patented methods. Customer demand for information-rich compound libraries supports our business vision.

Tripos believes it offers a uniquely integrated suite of innovative, knowledge-based discovery products and services that accelerate the discovery process for customers. This powerful integration of Tripos software analysis tools, related software support, customized information management services, designed chemical compound libraries, and the expansive list of additional discovery research services is an unique and unprecedented approach to solving discovery research problems. We seek to accelerate product discovery and reduce time-to-market by offering customers the opportunity to outsource research and discovery activities that cannot be efficiently performed in-house.

Key elements of this strategy include:

-    State-of-the-art discovery software products that identify the molecular properties of virtual compounds most likely to be suitable as drugs;

-    Collaborative discovery software development to address unique molecular analysis requirements that accelerate discovery;

-    Software consulting services that develop global platforms to link important discovery data together across corporations, fostering information sharing that can accelerate the drug discovery process;

-    A proprietary compound library of over 80,000 potential lead candidates which we believe can be used by multiple customers on multiple projects to support new product discoveries;

-    Discovery research services that enable customers to more efficiently and rapidly design multiple series of related chemical compounds to enhance the discovery process;

-    Integration of informatics software and discovery research services to maximize the effective contribution to new discoveries; and

-    A worldwide focus on our customer base, which has resulted in strategic arrangements with many leading pharmaceutical as well as emerging biotechnology companies.

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

Products and Services

Tripos offers a complementary range of new research technologies including Discovery Software, Software Consulting Services and Discovery Services.

Discovery Software

Discovery Software offers customers the ability to accelerate the identification and optimization of new compounds that have the potential to become products. Tripos' design tools improve the efficiency of the research process by identifying physical and structural properties of molecules that are likely to make them suitable as drugs, then use this information to design novel molecules that possess these properties. These calculations are based on complex pattern analysis and 3D simulation of chemical structures and behaviors, and often involve 10,000 molecules or more. By viewing and analyzing the results of calculations done with Tripos' software products, scientists can make decisions about which compounds to move forward in their research. Tripos Discovery Software enables scientists to avoid costly synthesis and testing expenses for chemical compounds that are not likely to be effective. Our proprietary software is used by scientists at major research facilities around the world to manage, analyze and share biological and chemical information.

The information produced through Tripos' expert design environment can be easily accessed and reviewed by non-specialist users of the software such as medicinal chemists and biologists. This easy communication and collaboration is accomplished through Tripos' chemical Intranet technology.

The cornerstone of Tripos' discovery software suite is SYBYL® , an expert system for molecular design, analysis, and visualization. SYBYL is a comprehensive computational tool kit that simplifies and accelerates the discovery of drugs and new chemical entities. SYBYL is a modular system which researchers use to meet their specific needs by incorporating additional, optional programs that share the same interface. Tripos software supports the following application areas:

Application Area	Major Products	Description
Chemical Information Systems	UNITY® ChemEnlighten™ CONCORD®	-Create and search chemical and biological databases -Tools for selecting compounds with specified properties from very large libraries
Combinatorial Chemistry and Molecular Diversity	Legion™ CombiLibMaker® Selector™ DiverseSolutions®	-Build virtual libraries of 100,000 compounds or more -Design subsets of virtual libraries to meet experimental requirements
Desktop Modeling and Data Analysis	Alchemy®	Non-expert system for building and viewing the structures of molecules and calculating their properties
Virtual High-Throughput Screening	FlexX™ CScore™	Dock chemicals into the 3D structure of a receptor and assess their suitability as drugs.
Molecular Modeling and Visualization	MOLCAD™ Advanced Computation MM3(2000) AMPAC™	Build, view, and compare molecular structures Calculate molecular properties.
Structural Biology and Bioinformatics	Biopolymer Composer™ GeneFold® SiteID™	-Predict, build, and analyze the 3D structures of proteins -Identify protein function from sequence; analyze protein binding sites
Pharmacophore Perception	DISCO™ GASP™	-Overlay molecules -Identify common features of molecules that bind to the same receptor
Structure-Activity Relationships	QSAR with CoMFA® Distill™ HQSAR™	Statistical and pattern recognition tools that allow researchers to identify what elements of known drugs are important for activity

Software Consulting Services

Tripos is uniquely positioned to meet the growing demand in the life sciences industries for integrated, managed information that spans all aspects of research data. The highly specialized research these industries require an experienced understanding of the discovery process. Tripos draws upon two decades of experience developing scientific software applications for the pharmaceutical and biotechnology industries. Our highly trained consultants work in scientific software consulting teams to build exceptional enterprise applications specifically designed for research.

To increase productivity and reduce time and cost in developing new chemical entities, customers must make faster, more precise decisions. Tripos' innovative MetaLayerTM data integration system, developed to client specification, integrates diverse cross-corporate data sources into a single repository of accessible information. The MetaLayer allows any network-client access to all distributed data or application information.

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

Recent advances in the area of high-throughput screening (rapid screening of compounds for biological activity) have given rise to the need for large numbers of information-dense compounds by pharmaceutical, biotechnology and other life science companies. These companies routinely acquire thousands of compounds per year to screen in search of novel classes of active compounds. By applying Tripos' compound design technology in conjunction with its synthesis capabilities, we have brought to market LeadQuest®, a growing compound library that now includes over 80,000 compounds that meet our diversity and purity criteria. This library provides an efficient source of compounds for screening by eliminating the redundant and impure samples from the screening effort that are characteristic of other commercial and internal screening collections. When LeadQuest compounds demonstrate activity in pharmaceutical company assays, we can quickly and efficiently provide hundreds of similar compounds for follow-up screening, lead optimization and scale-up synthesis for these interesting compounds. Patent navigation technologies can be employed if required.

Tripos has invested substantially in state-of-the-art chemistry in the form of screening libraries, follow-up target-focused libraries and medicinal chemistry. In 1997, we purchased Receptor Research Limited. Tripos Receptor Research is now fully integrated into our worldwide operations. We sell non-exclusively designed libraries of chemicals for biological screening and also offer specialized libraries designed according to customer requirements, based on the results of their biological testing.

Tripos also uses the Tripos Receptor Research facilities to participate with collaborators in therapeutic discovery projects. Our unique position with respect to informatics and analysis gives us a distinct advantage in this competitive chemistry market.

The Collaborative Research group's focus is on internal discovery collaborations with Arena Pharmaceuticals and the Wolfson Institute. Tripos is combining its strengths in molecular design, combinatorial chemistry, and data capture with the pioneering expertise of these complimentary organizations. Our investments and collaborative efforts are structured to deliver long-term revenue and profits based on successful research that leads to new broad-based products when partnered with pharmaceutical, biotechnology, and related companies. This unit is dedicated to managing efforts critical to the success of these projects and investments. Our goal is to partner these compounds with pharmaceutical companies for an up-front license fee and milestones related to any further development.

Tripos has developed a patented proprietary technology for the storage and searching of vast numbers of combinatorial products and related data called ChemSpaceTM. The unique searching methods enable the user to identify new compounds that are likely to have similar activity to the original molecule while avoiding problematic side effects or toxicity. Using this technology, Tripos has rapidly created a database of trillions of synthetically accessible small organic chemical structures that are searchable in real time at the rate of two trillion per hour. The database can be customized to include reactions and compounds that are proprietary to an individual customer project. Tripos may license this technology to a limited number of pharmaceutical companies as a highly valuable part of contract research relationships. ChemSpace has proven to be an invaluable tool in performing the compound design activities in both contract research and collaborative research relationships.

Hardware Sales

Tripos resells computer systems manufactured by Silicon Graphics Inc. to its customers upon request. We do not have an inventory of systems on-hand, but merely facilitate the customers' orders. We provide this service as a convenience to our customers and do not expect nor realize high margins on these products.

Sales, Marketing and Distribution

Tripos sells its software products directly in the U.S. and Europe, through an exclusive distributor arrangement in Japan, and through non-exclusive agency relationships in Korea, China, Singapore, India and Australia. On December 31, 2000, our sales force consisted of 39 management, technical, sales and administrative employees: 17 for the United States and Canada, 20 in Europe, and 2 for the Pacific Rim. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. We also maintain sales offices in California, New Jersey, Massachusetts, and near London, Paris and Munich.

Tripos employs separate teams for our software product lines for workstations. These teams, which include scientists working in collaboration with our sales employees, have developed a consultative sales approach through which we have created relationships with our key customers. We believe these relationships enable us to understand and better serve the needs of our customers. Because our customers frequently have both domestic and international operations, our sales staff and scientists in foreign locations work closely with their counterparts in the United States to ensure that our customers' international needs are met in a coordinated and consistent fashion.

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

Software Consulting Services are sold on a collaborative basis, by direct salespeople and scientists, to the end user chemist and information technology departments at the customer site. Each contract is negotiated based on the custom software service needs of the customer. The term of the contract is highly variable but current examples range from two weeks up to three years. Tripos provides programming and scientific expertise on a cost plus margin basis. Services may include specifications, gap and risk assessment, and full biological and chemical data integration. Our proprietary MetaLayer technology may be installed at a client site to integrate global information to the desktop. This technology has a license fee and annual maintenance fees.

Sales of the compound libraries are made through a staff dedicated to product sales. The LeadQuest® library now includes over 80,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and Tripos retains no trailing rights to the compounds once purchased by a customer.

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

Customer Training, Service and Support

Tripos' licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided for an annual fee. Approximately 78% of our commercial customers and 52% of our academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to utilize our products effectively.

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

Tripos derives Discovery Service revenues from its compound library product, LeadQuest®, and Discovery Contract Research services conducted at our laboratories at Tripos Receptor Research in Bude, England. In September 1998, we opened our first laboratory facility suitable for all chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries in our internal therapeutic collaborative work with Arena Pharmaceuticals and the Wolfson Institute. In May 1999 we opened our second and larger laboratory facility, providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. By the end of 1999, we had reached our targeted monthly synthesis and purification rate. The inventory of compounds of the LeadQuest® library has increased to over 80,000 highly pure compounds available for sale and we completed several contract research projects. Presently, these facilities serve customers' contract research needs and continue to add to the LeadQuest® library.

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

Proprietary Rights

Tripos relies upon a combination of patent, copyright, trademark and trade secret laws. License and non-disclosure agreements are used to establish and protect the proprietary rights in our products. We hold three key patents in the area of analysis of the relationship of chemical structure to activity; one issued in the early 1990's on our SYBYL QSAR product, another issued in 1998 on our Hologram QSAR, and a third on our ChemSpace technology issued in early 2001. From 1996 to 2000, Tripos applied for nine (9) other software patents and, jointly with collaborators, for an additional four (4) composition-of-matter or related use patents, three of which are patent-pending. The source code for our products is protected both as a trade secret and as an unpublished, copyrighted work. In addition, our core software products are developed and manufactured only at our St. Louis facility. Tripos does not disclose the source code for its products to any of its distributors. We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years. Also, upon request, Tripos has placed source code in escrow for use by a minimal number of designated customers for limited support purposes on a contingency basis. All major software products are shipped from our St. Louis facility under a technical license management system that governs access. Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where Tripos does business. The markets in which we compete are characterized by rapid technological change. While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

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

LeadQuest® chemical compounds are designed and manufactured at Tripos Receptor Research in Bude, England. Compound sales are shipped shortly after the execution of a sales contract between the customer and Tripos. The potential for backlogs exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received, and availability of product.

Significant Customers

Tripos does not derive 10% or more of its total sales from any single customer.

International Sales

Tripos sells its software and compound products through its wholly owned subsidiaries in Europe and through a network of distributors in the Pacific Rim, Australia and India. Net sales from the Company's activities outside of North America represented approximately 48%, 55% and 57% of total net sales in 1998, 1999, and 2000, respectively. Net sales in Europe accounted for 40%, 46% and 47% of net sales in 1998, 1999, and 2000, respectively, with the balance from customers in the Pacific Rim. We believe that revenues from our foreign activities will continue to account for a significant percentage of total net sales. See Note 7 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.

Employees

As of December 31, 2000, Tripos had a total of 224 employees, of whom 122 were based in the United States and 102 were based internationally. Of the total, 61 were engaged in marketing, sales and related customer-support services, 57 in product development and services, 74 in chemistry laboratory activities and 32 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

Executive Officers of the Registrant

The information required by this item is included in the Tripos' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2001 under the caption "Management", and is incorporated herein by reference .

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2000.

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
2000	High	Low
First quarter	$19.5000	$5.0625
Second quarter	$13.0000	$7.1250
Third quarter	$15.3750	$9.2500
Fourth quarter	$15.0000	$9.8750

1999	High	Low
First quarter	$5.6250	$3.8125
Second quarter	$4.5000	$3.5625
Third quarter	$4.1250	$3.0000
Fourth quarter	$7.6250	$3.1875

Note: values represent an adjustment for the 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

Tripos had approximately 1,000 shareholders of record and 2,600 street name holders as of December 31, 2000. We have not declared or paid any dividends on our Common Stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends in the foreseeable future to common shareholders. In February 2000, Tripos sold 409,091 shares of Series B Convertible Preferred Stock in a private placement transaction. The Series B shares carry a dividend rate of 5% payable in cash or stock at the holder's option, are redeemable in February 2005, and are initially convertible into shares of Common Stock on a one-for-one basis.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
	Year ended	Year ended	Year ended	Year ended	Year ended
Consolidated Statements of Operations	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998	Dec 31, 1997	Dec 31, 1996
In thousands, except per share amounts
Net Sales:
Software products and services	$ 13,002	$10,909	$11,639	$10,117	$9,186
Support	7,628	8,154	7,928	7,209	6,715
Discovery products and services	5,398	5,185	2,831	7,737	9,053
Hardware	2,996	3,001	3,174	5,125	3,832
Total net sales	29,024	27,249	25,572	30,188	28,786
Cost of sales	5,842	6,755	6,685	9,999	9,990

Gross profit	23,182	20,494	18,887	20,189	18,796

Operating expenses:
Sales and marketing	10,171	9,673	9,737	10,065	10,705
Research and development	9,988	8,450	6,263	3,810	2,796
General and administrative	5,508	5,569	4,182	2,940	2,991
Total operating expenses	25,667	23,692	20,182	16,815	16,492

Income (loss) from operations	(2,485)	(3,198)	(1,295)	3,374	2,304

Other income (expense), net	260	1,183	1,404	511	408
Income (loss) before income taxes	(2,225)	(2,015)	109	3,885	2,712

Income tax expense (benefit)	(171)	274	38	1,305	760
Net income (loss)	(2,054)	(2,289)	$71	$2,580	$1,952

Preferred dividends	406	--	--	--	--

Net income (loss) allocable to common shareholders	$(2,460)	$(2,289)	$ 71	$2,580	$1,952

Basic earnings (loss) per share (1)	$(0.35)	$(0.35)	$0.01	$0.42	$0.33
Basic weighted average number of shares	6,969	6,554	6,416	6,170	5,846
Diluted earnings (loss) per share (1)	$(0.35)	$(0.35)	$0.01	$0.37	$0.30
Diluted weighted average number of shares	6,969	6,554	6,960	7,008	6,444

Consolidated Balance Sheet Data
(at year end)
Working capital	$17,122	$6,351	$ 9,115	$ 9,544	$10,589
Total assets	57,186	40,390	36,810	32,610	24,509
Long-term obligations, less current portion	314	8,224	5,514	3,367	--
Series B preferred stock	9,376	--	--	--	--
Total shareholders' equity	$23,957	$17,583	$19,509	$18,909	$14,367

(1) Earnings per share for 1996 has been restated to reflect the adoption of FAS 128.
Note: Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Overview

Tripos, Inc. is a leading provider of an integrated array of discovery software, software consulting services, and discovery research products and services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. Tripos combines information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by its clients.

Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. In 2000, over 83% of software license revenues were sold to the pharmaceutical and biotechnology industries; however, no single customer represented more than 10% of revenues to Tripos. Tripos licenses its software and support in the form of one to three year renewable contracts for any of its more than 50 software modules available for sale. In 2000, 66% of revenues were derived from the sale of software licenses and support.

Tripos' integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenues in 2000 were 5% of total revenues, and we expect to increase sales activity to support future revenue growth. Revenue is generated on a billable rate per day and is recognized as services are performed. These contracts may also generate substantial license fee revenue for Tripos' proprietary software technologies. The magnitude of these license fees is dependent on each customer's required usage levels. Variations in licensing levels can be several million dollars and therefore may be sufficient to impact the comparability of quarterly results.

Tripos leverages its expertise in chemical compound library design technology to develop and manufacture general screening libraries for sale to the life sciences industries. Its current library of over 80,000 highly pure and diverse compounds, is marketed under the name LeadQuest®. In 2000, 9% of revenues were derived from the sale of this product.

Tripos' sale and manufacture of chemical compound libraries has created the opportunity to offer follow-up contract research services to customers for design and synthesis of focused libraries for lead optimization. A contract of this nature may be derived from the follow-up of positive biological activity in a LeadQuest® compound sold to a customer or may come from compounds originated by the customer. In 2000, Tripos also marketed a comprehensive research process to its life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization. What was separate products and services is now tightly integrated to facilitate synergies in the drug discovery process. In 2000, Tripos entered into a one-year multi-million dollar research agreement with Lipha S.A. to provide integrated services to identify drug candidates. Revenues generated by contract research activity, including the Lipha contract, were 9% of total net sales.

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

In February 2000, Tripos entered into a strategic alliance with LION bioscience AG to integrate LION's bioinformatics with Tripos' cheminformatics expertise. The companies jointly market their products and services to the life sciences industry. As part of this alliance, LION made a $9.0 million investment in convertible preferred stock of Tripos. These funds are being used for general corporate purposes and staffing to fulfill contracts such as the landmark joint cheminf ormatics/bioinformatics integrated solution project for Bayer AG. This project, valued at approximately $25 million for Lion and Tripos, includes technology license fees, R&D funding and milestone payments over a 30-month period.

In 1999, Tripos created a strategic alliance with Cyprotex, a newly formed company whose focus is development of in-vitro screens and data modeling capabilities to predict biological reactions of new chemical entities. These reactions are essential in determining the survival of new drug candidates. Tripos and Cyprotex jointly market their services to the drug discovery market.

In 1999, Tripos completed its investment in collaborative internal drug discovery programs with Arena Pharmaceuticals and the Wolfson Institute. These collaborations generated, in a relatively brief nine-month period, patented lead compounds that are actively being marketed for commercial development in partnership with a pharmaceutical company. The results of this marketing activity are not known at this time and are not included in any business model at this time.

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

Quarterly expenses include the fixed costs of research and development for software development and contract research. Tripos believes that its core selling and administrative costs will remain constant as a percent to sales on an annual basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation and bonuses and staffing for software consulting services to perform against contracts.

During 1998 and 1999, Tripos used its capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business segments, and investments in Arena Pharmaceuticals. Beginning in fiscal year 2000, Tripos utilized cash available from an equity investment in the Company to maintain capital infrastructure, reduce debt levels and conduct operations.

Tripos' revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers budget processes, the success of our sales efforts, the lengthy sales cycle and Tripos' ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by Tripos and other vendors, changes in pricing policies by Tripos, partners and other vendors, consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, Tripos may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Tripos' quarterly results can be effected by the mix of its revenue components. The variability of the timing, term, scope and magnitude of service-based contracts along with Tripos' ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
	2000	1999	1998
Net sales:
Software licenses	45%	40%	46%
Support	26	30	31
Discovery services	19	19	11
Hardware	10	11	12
Total net sales	100	100	100
Cost of sales:
Software licenses	13	17	21
Support	2	2	1
Discovery services	24	37	44
Hardware	91	93	91
Total cost of sales	20	25	26

Gross profit	80	75	74
Operating expenses:
Sales and marketing	35	36	38
Research and development	34	31	25
General and administrative	19	20	16
Total operating expenses	88	87	79

Income (loss) from operations	(8)	(12)	(5)

Interest income	2	1	2
Interest expense	(2)	(3)	(1)
Other income (expense), net	0	7	5
Net income (loss) before income taxes	(8)	(7)	1

Income tax expense (benefit)	(1)	1	0
Net income (loss)	(7)	(8)	1

Preferred dividends	1	--	--
Net income (loss) allocable to common	(8)%	(8)%	1%

Net Sales. Net sales increased approximately 7% from $25.6 million in 1998 to $27.2 million in 1999, and increased 7% in 2000 to $29.0 million. The increase in 1999 was due to the increase in sales of diverse chemical compound libraries and contract research in the Discovery Services business. The increase in 2000 was due to an increase in software products and sales due to the additional revenue generated from software collaboration contracts and software consulting revenue. Tripos generates a substantial portion of its revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 52%, 57%, and 62% of total net sales in 1998, 1999, and 2000, respectively.

Net sales from the Company's activities outside of North America represented approximately 48%, 55% and 57% of total net sales in 1998, 1999, and 2000, respectively. Net sales in Europe accounted for 40%, 46% and 47% of net sales in 1998, 1999, and 2000, respectively, with the balance from customers in the Pacific Rim. Tripos believes that revenues from its foreign activities will continue to account for a significant percentage of its total net sales.

List prices for Tripos' software products have remained relatively stable over the last few years. In 1997, Tripos started selling token software licenses in addition to term licenses. A token license includes a minimum level of modules for a minimum total price. In 1998, 1999 and 2000, 38%, 54%, and 40%, respectively of software license sales were sold in the form of a token license. As a result of selling more modules through token licenses, the average software license revenue per customer has increased. The average sale price for chemical compound libraries decreased in 1998 due to the demand for a highly purified product which caused a decline in the size and number of orders based on the availability of purified product for sale. In 1999, Tripos' new product offering which guaranteed greater than 70% purity for every compound, allowed the price per compound to increase as the value of the compounds to customers increased. The need to screen thousands of compounds in lead optimization programs both with Tripos and for internal use by our customers also sustains the value of the LeadQuest compounds. Increasing net sales from period to period is dependent, in part, on Tripos' ability to introduce new products and services, which are accepted by the market, and on Tripos' ability to penetrate new and existing markets. Existing customers represented 85% of total net sales in 1998, 89% in 1999, and 87% in 2000.

Software license sales decreased 6% from $11.6 million in 1998 to $10.9 million in 1999 and increased 19% to $13 million in 2000. The decrease in 1999 was due to weakness of sales to the biotechnology customer base specifically on the West Coast. The increase in 2000 was due to the increase in sales of software consulting services, custom software collaborations, and a 41% increase in software license sales in the Pacific Rim.

Support sales increased 3% from $7.9 million in 1998 to $8.2 million in 1999, and decreased 6% to $7.6 million in 2000. The increase for 1998 and 1999 is primarily due to a larger installed base of customers with more modules per customer as a result of the overall increase in software license sales in the prior years. The decrease in 2000 was due to the decline in the number of perpetual license sales in which support is a separate transaction from the sale of the software license. In the token license arrangement, support is bundled with the software license when priced to the customer and then broken out, for revenue recognition purposes, as a smaller component of the total sale.

Tripos derives Discovery Service revenues from its compound library product, LeadQuest®, and Discovery Contract Research services. Discovery Services sales increased 83% to $5.2 million in 1999 from $2.8 million in 1998 and increased 4% to $5.4 million in 2000. Fluctuations in these sales are attributable to the repositioning of this business from the distribution of compounds manufactured by third parties to the distribution of compounds designed and synthesized with Tripos staff and facilities. Prior to mid-1998, Tripos distributed a series of chemical compounds manufactured by a third party. Since that time, Tripos has constructed a chemistry laboratory facility and produced a library of chemical compounds with the purity and in amounts sufficient to meet Tripos' projected sales needs. In July 2000, Tripos received a one-year, multi-million dollar lead optimization contract with the French pharmaceutical company, Lipha S.A. The revenues from contracted services are included in this business line. See the "Business - Product Development" section of this Form 10-K for further discussion.

Hardware revenues decreased 5% to $3.0 million in 1999 from $3.2 million in 1998 and remained at $3.0 million for 2000. The decrease in 1999 reflects the absence of new models of hardware offered as well as customers' decision to move from Unix based platforms to Windows NT systems.

Cost of Sales. Total cost of sales increased 1% from $6.7 million in 1998 to $6.8 million in 1999, and decreased 14% to $5.8 million in 2000, which represents 26%, 25% and 20%, respectively, of total net sales. The decrease in 2000 was due to the decrease in costs of diverse compound libraries as a result of the decline in sales of compound libraries and the decrease in amortization expense on software product development.

Costs of software licenses represented 21%, 17% and 13% of software license sales in 1998, 1999, and 2000, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. The cost of software licenses as a percentage of software license sales decreased in 1999 and 2000 due to a decrease in amortization in previously capitalized development costs and a decrease in third-party royalties from the mix of software modules sold.

Costs of support represented 1%, 2% and 2% of support sales in 1998, 1999, and 2000, respectively. Cost of support principally consists of software product packaging, media and updates to documentation. The increase in costs of sales for support in 1999 and 2000 compared to 1998 is due to the costs of the releases of major upgrades to software.

Costs of Discovery Services represented 44%, 37% and 24% of Discovery Service sales in 1998, 1999, and 2000, respectively. The cost of the Discovery Services business is represented by the costs of compound libraries and third-party costs for contract research projects. In 1999 and 2000, the decrease in the costs as a percentage of Discovery Services sales was due to the significant increase in contract research sales. Internal costs to perform contract research services are reflected in R&D.

Costs of hardware represented 91%, 93% and 91% of hardware sales in 1998, 1999 and 2000, respectively. Cost of hardware consists of the costs of hardware sold. The Company expects the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit. Gross profit was $18.9 million in 1998, $20.4 million in 1999, and $23.2 million in 2000, which represents gross profits of 74%, 75% and 80%, respectively. The increase in the gross profit margin in 2000 was due to the increase in software collaboration, software consulting service, and contract research sales.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1% from $9.7 million in 1998 to $9.67 million in 1999, and increased 5% to $10.2 million in 2000. The increase in 2000 was due to the increase in marketing costs as the company increases the market awareness of all of Tripos products and services. Sales and marketing expenses as a percentage of net sales decreased from 38% in 1998 to 36% in 1999, and decreased to 35% in 2000. The relative stability of sales and marketing expenses over these periods is due to the existence of an established sales and marketing organization.

Research and Development Expenses. Research and development expenses increased 35% from $6.3 million in 1998 to $8.5 million in 1999, and increased 18% to $10.0 million in 2000, representing 25%, 31%, and 34% of net sales, respectively. The increase in 1999 was due to the increase in chemistry staff at Tripos Receptor Research, shared costs for the collaborations with Arena Pharmaceuticals and the Wolfson Institute, and an increase in staff and facilities for software consulting programmers. The increase in 2000 was a further increase in software consulting programmers and developers to staff existing contracts.

Research and development expenses, including the amount of capitalized costs were $7.6 million in 1998, $10.9 million in 1999 and $13.5 million in 2000 which represents 30%, 40%, and 46% of net sales, respectively. In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, the Company capitalizes software development costs for both external and internal use. Tripos capitalizes compound library production and design costs to inventory. The total amount of costs capitalized were $1.3 million, $2.4 million, and $3.5 million in 1998, 1999 and 2000, respectively. This represented 17%, 22% and 26% of total product research and development expenditures in these periods. Tripos anticipates that its investment in new product research will increase significantly as Tripos continues to develop four new software modules per year, works on funded software development contracts with customers, increases diverse compound library production and performs contract research and software consulting services. Tripos reflects costs to fulfill discovery research, funded software development and software consulting service agreements in R&D to better reflect the synergies of staff interaction, variability of staff utilization and of the outcomes from certain of these consulting contracts.

General and Administrative Expenses. General and administrative expenses increased 33% from $4.2 million in 1998 to $5.6 million in 1999 and decreased 1% to $5.5 million in 2000, representing 16%, 20%, and 19% of net sales, respectively. The increase as a percentage of sales in 1999 and 2000 is due to the addition of Tripos Receptor Research administrative staff, worldwide infrastructure and IT expansion, and a bonus reserve. Tripos expects general and administrative expenses to remain at comparable levels to 2000 in the future.

Interest Income. Interest income of $0.47 million in 1998, $0.35 million in 1999, and $0.55 million in 2000 was from interest earned on investments.

Interest Expense. Interest expense of $0.3 million in 1998, $1.0 million in 1999, and $0.65 million in 2000 was from interest due on the long-term note payable for the corporate building, the line-of-credit, the term loan, and interest on capital leases.

Other Income (Expense). Other income (expense) was $1.2 million in 1998, $1.8 million in 1999, and $0.36 million in 2000. In 1998, other income was primarily from the recognition of the guaranteed settlement payment attributable to the transfer by Tripos of the marketing and distribution rights of the Optiverse product to MDS Panlabs. In 1999, other income was primarily from the gain on the sale of all of Tripos' equity holdings in Phase-1 Molecular Toxicology, Inc. In 2000, other income was rental income from tenant space in the corporate headquarters building.

Income Tax Expense (benefit). Tripos' tax expense was $38 thousand in 1998, $274 thousand in 1999, and a tax benefit of ($171) thousand in 2000. The effective tax rate was 35%, (14%), and 8% for 1998, 1999 and 2000, respectively. The effective tax rate in 1999 reflects a 100% valuation allowance on the net operating losses for subsidiaries in the United Kingdom. The tax expense in 1999 is attributable to taxes on net income in the United States, France and Germany. The effective rate in 2000 reflects group tax relief in the UK and the carry-back of U.S. net operating losses against prior years' taxable income. Tripos believes that it will fully utilize these losses to offset future income tax expenses. The estimated tax benefit of these losses, to be realized in a future period, is approximately $2.2 million.

Liquidity and Capital Resources

Tripos' working capital increased from $7.5 million in 1999 to $17.1 million in 2000. The increase in working capital was primarily the result of the write-up in market value of the investment in Arena Pharmaceuticals for the amount of the investment that is held as available-for-sale.

Net cash used by operating activities in 2000 decreased to $1.1 million from $1.5 million in 1999. This was due to the increase in deferred revenue of $3.5 million, an increase in amortization of $0.4 million, an increase in depreciation of $1.8 million, a decrease in notes receivable trade of $0.4 million, an increase in accounts payable and accrued expenses of $0.5 million offset by a net loss of $2.1 million, an increase in compound inventories of $2.0 million, an increase in accounts receivable of $1.7 million and an increase in prepaid expenses of $1.3 million. In 1999, net cash used by operating activities increased from $0.4 million in 1998 to $1.5 million. This was primarily due to a decrease in prepaid and other current assets of $1.1 million, an increase in accounts payable and accrued expenses of $1.1 million, an increase in amortization of $0.5 million, an increase in depreciation of $1.7 million offset by a net loss of $2.3 million and an increase in short-term receivables of $1.9 million along with a gain from the disposition of Tripos' equity interest in Phase-1 Molecular Toxicology of $1.6 million.

Net cash used in investing activities decreased from $4.5 million in 1999 to cash provided by investing activities of $0.4 million in 2000. The decrease relates to completion of the build-out of the chemistry facilities at Tripos Receptor Research in 1999 and the collection of notes receivable in 2000 on the sale of Tripos' investment in Phase-1 Molecular Toxicology at the end of 1999. Tripos invests available cash in bank deposits, investment-grade securities and, short-term interest-producing investments, including government obligations and other money market instruments. Tripos anticipates that fiscal 2001 capital purchases will remain constant, as Tripos expenditures are concentrated on maintenance of existing businesses.

Net cash provided by financing activities decreased from $5.1 million in 1999 to $4.8 million in 2000 as Tripos received $9.0 million from LION bioscience AG in the form of a convertible preferred private placement. This investment was partially used to pay down a $4.0 million line of credit and a $1.0 million term loan outstanding with LaSalle Bank. Tripos' proceeds from stock issuance pursuant to stock purchase and option plans increased by $1.1 million in 2000 compared to 1999.

Tripos believes that with its cash, investment in marketable securities, accounts receivable balances, projected cash flow from operations, and availability under a $4 million line-of-credit, it will be able to meet both its liquidity needs and capital expenditure needs for the next twelve months. See Note 12 later in this Annual Report for further discussion of the credit facilities available to Tripos. Tripos may seek to obtain additional financing in the future in connection with its product development efforts and its efforts to penetrate existing and new markets for its products and services. Decisions to access additional capital will reflect projected working capital needs, business expansion needs, possible acquisitions of complimentary business entities, and the availability of attractive financing alternatives.

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

Tripos' foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations. Assets outside the United States are primarily located in England. Tripos' investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $5.3 million and $8.4 million at December 31, 1999 and 2000, respectively. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $0.53 million and $0.84 million at December 31, 1999 and 2000, respectively. Any loss in fair value would be reflected in Other Comprehensive Income and would not impact Tripos' net income. Tripos' foreign currency transaction gains and losses for 1999 and 2000 were immaterial.

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

Item 8.     Financial Statements and Supplementary Data
Consolidated Balance Sheets
In thousands	Year ended	Year ended
	December 31,	December 31,
Assets:	2000	1999
Current assets:
Cash and cash equivalents	$ 3,806	$ 813
Marketable securities	13,576	--
Accounts receivable, less allowance for doubtful accounts of $192 in 2000 and $127 in 1999	15,531	14,182
Inventory	4,345	2,595
Prepaid expenses	1,452	242
Deferred income taxes	--	1,418
Total current assets	38,710	19,250

Notes receivable-trade	2,063	2,448
Notes receivable-other	--	1,764
Deferred income taxes	118	--
Property and equipment, less accumulated depreciation	12,826	13,899
Capitalized development costs, net of accumulated amortization of $2,671 in 2000 and $2,372 in 1999	327	572
Goodwill, net of accumulated amortization of $271 in 2000 and $200 in 1999	1,023	1,082
Investment in restricted stock	1,931	2,368
Other, net	188	199
Total assets	$57,186	$41,582

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital leases	$3,949	$ 2,245
Accounts payable	1,423	1,443
Accrued expenses	3,240	3,187
Deferred revenue	8,679	4,832
Deferred income taxes	4,297	--
Total current liabilities	21,588	11,707

Long-term portion of capital leases	314	1,223
Long-term debt	--	7,001
Long-term deferred revenue	1,951	2,485
Deferred income taxes	--	1,583
Series-B preferred stock	9,376	--

Shareholders' equity
Common stock, $.005 par value; authorized 40,000 shares;
issued and outstanding 7,138 shares in 2000 and 6,628 shares in 1999	36	33
Additional paid-in capital	20,023	18,431
Retained earnings (deficit)	(3,480)	(1,020)
Other comprehensive income	7,378	139
Total shareholders' equity	23,957	17,583
Total liabilities and shareholders' equity	$57,186	$41,582
See notes to consolidated financial statements

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
In thousands, except per share amounts	December 31,	December 31,	December 31,
	2000	1999	1998
Net sales:
Software products & services	$ 13,002	$ 10,909	$ 11,639
Support	7,628	8,154	7,928
Discovery products and services	5,398	5,185	2,831
Hardware	2,996	3,001	3,174
Total net sales	29,024	27,249	25,572

Cost of sales:
Software products and services	1,714	1,900	2,436
Support	120	136	113
Discovery products	1,275	1,928	1,248
Hardware	2,733	2,791	2,888
Total cost of sales	5,842	6,755	6,685

Gross profit	23,182	20,494	18,887

Operating expenses:
Sales and marketing	10,171	9,673	9,737
Research and development	9,988	8,450	6,263
General and administrative	5,508	5,569	4,182
Total operating expenses	25,667	23,692	20,182

Income (loss) from operations	(2,485)	(3,198)	(1,295)

Interest income	550	347	471
Interest expense	(652)	(976)	(304)
Gain on sale of unconsolidated affiliate	--	1,581	--
Marketing rights settlement	--	--	977
Other income (expense), net	362	231	260
Income (loss) before income taxes	(2,225)	(2,015)	109

Income tax expense (benefit)	(171)	274	38
Net income (loss)	(2,054)	(2,289)	71

Preferred dividends	406	--	--
Net income (loss) allocable to common shareholders	$ (2,460)	$ (2,289)	$ 71

Basic earnings (loss) per share	$(0.35)	$(0.35)	$0.01
Basic weighted average number of shares	6,969	6,554	6,416
Diluted earnings (loss) per share	$(0.35)	$(0.35)	$0.01
Diluted weighted average number of shares	6,969	6,554	6,960
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
	Year ended	Year ended	Year ended
In thousands	December 31,	December 31,	December 31,
	2000	1999	1998
Operating activities:
Net income (loss)	$ (2,054)	$ (2,289)	$ 71
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of property and equipment	1,825	1,749	970
Amortization of capitalized development costs and goodwill	386	542	2,890
Deferred income taxes	(545)	(58)	(496)

Change in operating assets and liabilities:
Accounts receivable	(1,717)	(1,930)	(2,189)
Notes receivable, trade	385	(144)	(601)
Inventories	(2,034)	(271)	(2,017)
Prepaid expenses and other current assets	(1,321)	1,058	(776)
Accounts payable and accrued expenses	473	1,085	(860)
Deferred revenue	3,501	298	2,606
Gain from the sale of equity investment	--	(1,551)	--
Net cash used by operating activities	(1,101)	(1,511)	(402)

Investing activities:
Notes receivable, other	1,764	(901)	(72)
Sales and maturities of investments	--	--	1,647
Purchases of property and equipment	(1,349)	(4,758)	(5,690)
Capitalized development costs	(54)	(209)	(224)
Proceeds from the sale of equity investment	--	1,820	--
Acquisition, including investments in unconsolidated affiliates	--	(441)	(1,232)
Net cash provided by (used) in investing activities	361	(4,489)	(5,571)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	1,595	451	638
Proceeds from issuance of Series B preferred stock	8,970	--	--
Proceeds from capital lease financing transaction	--	2,354	439
Proceeds from issuance of long-term debt	--	5,870	2,100
Payments on long-term debt and capital lease obligations	(5,534)	(3,533)	(669)
Net cash provided by financing activities	5,031	5,142	2,508

Effect of foreign exchange rate changes on cash and cash equivalents	(1,298)	(102)	(38)
Net increase (decrease) in cash and cash equivalents	2,993	(960)	(3,503)

Cash and cash equivalents at beginning of year	813	1,774	5,277
Cash and cash equivalents at end of year	$ 3,806	$ 813	$ 1,774
See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity
In thousands			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at December 31, 1997	6,344	$ 32	$ 17,343	$ 1,198	$ 335	$ 18,908
Stock issued under stock purchase plan	86	1	376	--	--	377
Stock issued under stock option plan	78	--	229	--	--	229
Stock issued under director compensation plan	6	--	32	--	--	32
Comprehensive income:
Translation adjustment	--	--	--	--	(108)	(108)
Net income	--	--	--	71	--	71
Total comprehensive loss						(37)
Balance at December 31, 1998	6,514	33	17,980	1,269	227	19,509

Stock issued under stock purchase plan	96	--	384	--	--	384
Stock issued under stock option plan	10	--	35	--	--	35
Stock issued under director compensation plan	8	--	32	--	--	32
Comprehensive income:
Translation adjustment	--	--	--	--	(88)	(88)
Net loss	--	--	--	(2,289)	--	(2,289)
Total comprehensive loss						(2,377)
Balance at December 31, 1999	6,628	33	18,431	(1,020)	139	17,583

Stock issued under stock purchase plan	142	1	598	--	--	599
Stock issued under stock option plan	267	1	957	--	--	958
Stock issued under director compensation plan	3	1	37	--	--	38
Stock issued pursuant to exercise of warrants	98	--	--	--	--	--
Accretion of dividends on Series B preferred stock	--	--	--	(406)	--	(406)
Comprehensive income:
Translation adjustment	--	--	--	--	(295)	(295)
Unrealized gain on marketable securities					7,534	7,534
Net loss	--	--	--	(2,054)	--	(2,054)
Total comprehensive income						5,185
Balance at December 31, 2000	7,138	$ 36	$ 20,023	$ (3,480)	$ 7,378	$ 23,957

Share amounts reflect 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements   December 31, 2000

In thousands, except per share data

_____________________________________________________________________________________________________________________________

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

Basis of Consolidation   The accompanying consolidated financial statements include the accounts of Tripos and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method. Investments in unconsolidated affiliates less than 20% owned are accounted for under the cost method, except for those investments classified as marketable securities.

Cash and Cash Equivalents   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Marketable Securities   This category consists of investments in equity securities of unconsolidated affiliates which are held as available-for-sale. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value and are reflected in Other Comprehensive Income until the assets are sold.

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

Development Costs   Development costs consist of software development costs which are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86. For 1997, costs associated with the design and creation of diverse compound libraries, within the Company's Discovery Services relationship with MDS Panlabs, were capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, Tripos is using an estimated economic life of three to five years. Capitalized costs associated with the diverse compound libraries were amortized on a two-year straight-line method up until the time of the restructuring of the Agreement with MDS Panlabs, at which time all remaining costs were written off to cost of sales. Beginning in 1998, library design and production costs associated with the LeadQuest® compound library are accounted for under the inventory method of accounting.

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

Tripos has entered into contract research agreements and software consulting arrangements with certain customers which provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues are included in Research & Development expenses for the periods in which the services are performed. Tripos reflects costs to fulfill discovery research, funded software development and software consulting service agreements in R&D to better reflect the synergies of staff interaction, variability of staff utilization and of the outcomes from certain of these consulting contracts. A summary of the revenues and associated costs is as follows:

Contract R&D Revenues and Costs	December 31, 2000	December 31, 1999	December 31, 1998
Collaborative software development services	$ 1,885	$ 1,285	$ 771
Software consulting products & services	1,523	526	916
Discovery research services	2,681	1,306	457
Total contract R&D revenues	$ 6,089	$ 3,117	$ 2,144

Research & development costs	$ 3,429	$ 1,781	$ 1,356

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

The components of accumulated other comprehensive income, net of related tax, at December 31, 2000 and December 31, 1999 are as follows:
	December 31, 2000	December 31, 1999
Foreign currency translation adjustments	$ (156)	$ 139
Unrealized gains on marketable securities	7,534	--
Accumulated other comprehensive income	$ 7,378	$ 139

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

Recent Accounting Pronouncements   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB delayed the effective date until years beginning after June 15, 2000, with the issuance of FAS No. 137, "Accounting for Derivative Instruments and Hedging Act ivities-Deferral of the Effective Date of FAS No. 133". FAS 133 permitted early adoption as of the beginning of any fiscal quarter after its issuance. Tripos has adopted the new Statement effective January 1, 2001. FAS 133 will require us to recognize all derivatives on the balance sheet at fair value. We do not believe the effect of FAS 133 will be material on earnings or financial position.

_______________________________________________________________________________________________________________________________

2.  Property and Equipment

Property and equipment at the end of each year are summarized below:
	2000	1999
Computer equipment	$ 5,860	$ 5,801
Laboratory equipment	765	765
Furniture and fixtures	4,751	4,565
Purchased software	884	648
Company vehicles	25	25
Land	1,593	1,593
Buildings	8,458	8,375
	22,336	21,772
Less accumulated depreciation	(9,510)	(7,873)
Net property and equipment	$ 12,826	$ 13,899

_____________________________________________________________________________________________________________________________

3.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:
	2000	1999
Payroll related	$ 1,218	$ 1,383
Income taxes refundable	(356)	(304)
Product royalties	721	730
Other	1,657	1,378
	$ 3,240	$ 3,187

_____________________________________________________________________________________________________________________________

4.  Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
	2000	1999	1998
Domestic	$ (1,319)	$ 634	$ 712
Foreign	(906)	(2,649)	(603)
	$ (2,225)	$ (2,015)	$ 109

The components of income tax expense (benefit) for the years ended were as follows:
	2000	1999	1998
Current tax expense (benefit)
Federal	$ 94	$ 146	$ 344
State and local	75	71	83
Foreign	206	129	107
Total current	375	346	534
Deferred tax expense (benefit)	(546)	(72)	(496)
Total provision	$ (171)	$ 274	$ 38

The difference between the effective income tax rate and the U.S. federal income tax rate for the years ended is explained as follows:
	2000	1999	1998
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(23.8)	(48.9)	18.3
State taxes	3.4	(1.1)	13.0
R&D tax credits	--	3.4	(39.0)
Other	(5.9)	(1.0)	8.9
	7.7%	(13.6)%	35.2%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2000	1999
Current deferred income tax:
Allowance for doubtful accounts	$ 54	$ 32
Vacation accrual	194	161
NOL carryforward	2,228	2,322
Other	30	36
Unrealized gain on marketable securities	(4,559)	--
Valuation allowance	(2,244)	(1,133)
	$ (4,297)	$ 1,418
Noncurrent deferred income tax:
Capitalized development costs	$ 7	$ (413)
Property and equipment	(162)	(1,178)
Other	--	8
Tax credit carryforward	342	--
Valuation allowance	(69)	--
	$ 118	$ (1,583)

Income tax payments for 2000, 1999 and 1998 were $60, $123, and $361, respectively.

Three of the Tripos' foreign subsidiaries had loss carryforwards at December 31, 2000, totaling approximately $7,554 that have no expiration date. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $535 at December 31, 2000.

_____________________________________________________________________________________________________________________________

5.  Stock-based Compensation Plans

In 1994, Tripos adopted the 1994 Employee Stock Purchase Plan, that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of compensation. The plan, which was amended in 1998 to raise the number of shares reserved for issuance from 300 to 700 shares, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 2000, 543 shares have been purchased under this plan.

In 1994, Tripos adopted the 1994 Stock Plan that is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to our employees and consultants. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 1998 to increase the number of shares of common stock reserved for issuance from 2,200 to 2,560, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

In 1994, Tripos adopted the 1994 Director Option Plan that provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 1998 to decrease the number of shares of common stock reserved for issuance from 600 to 480, is in effect for ten years unless terminated or amended sooner by the Board of Directors.

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

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Tripos had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.26% to 5.65% for 1998, 4.96% to 6.03% for 1999, and 5.83% to 6.80% for 2000; volatility factor of 0.94 for 1998, 0.90 for 1999 and 0.92 for 2000; and a weighted average expected life of the option of 4.2 years for 1998, 5.3 years for 1999, and 4.5 years for 2000. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.36% to 5.65% for 1998, 4.96% to 6.03% for 1999, and 5.83% to 6.80% for 2000; volatility factors of 0.94 for 1998, 0.90 for 1999, and 0.92 for 2000; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Tripos' pro forma information follows (in thousands except for earnings per share information):

Pro Forma	2000	1999	1998
Pro forma net income (loss)	$(3,018)	$(3,432)	$(1,311)
Pro forma earnings (loss) per share:
Basic	$(0.43)	$(0.53)	$(0.21)
Diluted	$(0.43)	$(0.53)	$(0.21)

Options Outstanding Summary	2000 Shares	Weighted Average Exercise Price	1999 Shares	Weighted Average Exercise Price	1998 Shares	Weighted Average Exercise Price
Beginning outstanding	2,122	$ 4.13	1,762	$ 4.24	1,668	$ 3.90
Granted	335	9.89	468	3.86	322	6.08
Exercised	(268)	3.59	(10)	3.26	(84)	2.86
Canceled/expired	(121)	8.80	(98)	5.39	(144)	5.13
Ending outstanding	2,068	$ 4.85	2,122	$ 4.13	1,762	$ 4.24

Exercisable-end of year	1,403		1,314		1,094
Weighted average fair value per share of options granted during the year	$ 7.02		$ 2.20		$ 4.22
December 31, 2000	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13-$2.50	557	3.59	$ 2.41	557	$ 2.41
$2.88-$3.84	518	7.70	3.74	252	3.64
$3.94-$6.19	456	6.60	5.10	332	4.89
$6.25-13.31	537	7.80	8.25	262	6.82

$2.13-$13.31	2,068	6.38	$ 4.85	1,403	$ 4.04

In January 1996, the Board of Directors of Tripos authorized and declared a dividend of one-half preferred share purchase right (a "right") for each share of common stock outstanding on January 26, 1996. Each right represents the right to purchase one-half preferred share of stock. These rights can be exercised only if certain events occur, which include, among other things, when a beneficial owner Tripos' common stock acquires a total of 20% or more of our outstanding common stock.

_____________________________________________________________________________________________________________________________

6.  Benefit Plan

In 1994, Tripos established a defined contribution 401(k) Plan covering all domestic employees who are at least 21 years of age and have completed at least six months of service (provided that such service represents a minimum of 1,000 hours worked). Employees may contribute to the plan up to 17% of their compensation, which is further limited by law. Tripos will match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $238 in 2000, $202 in 1999, and $178 in 1998.

_____________________________________________________________________________________________________________________________

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

Tripos' foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and distributors. Information regarding operations by geographic area for 2000, 1999, and 1998 is as follows:
2000	U.S.A.	U.K.	Germany	France	Pacific Rim	Total
Net sales	$ 12,584	$ 4,212	$ 4,319	$ 4,975	$ 2,934	$ 29,024
Long-lived assets	5,157	8,611	61	20	--	13,849

1999
Net sales	12,356	3,976	5,776	2,673	2,468	27,249
Long-lived assets	5,393	9,483	78	27	--	14,981

1998
Net sales	13,263	2,622	5,502	2,184	2,000	25,571
Long-lived assets	6,191	6,385	90	45	--	12,711

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

_____________________________________________________________________________________________________________________________

8.  Concentrations of Credit Risk

Financial instruments that potentially subject Tripos to concentrations of credit risk have consisted principally of investments and trade receivables. Tripos invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. Tripos has adopted credit policies and standards to evaluate the risk associated with its sales and requires collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Our management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which we do business.

_____________________________________________________________________________________________________________________________

9.  Lease Obligations

Tripos leases certain office facilities and equipment under noncancelable operating and capital leases with terms from one to five years. The capital leases specifically pertain to the acquisition of certain laboratory equipment totaling $2,755. The total accumulated amortization associated with equipment under capital leases was approximately $450 and $319 at December 31, 2000 and 1999, respectively. The related amortization expense is included in depreciation expense. During 1999, we entered into capital leases in which previously acquired equipment was sold and leased back to accomplish a financing of that equipment. The proceeds from this transaction were used to pay principal on the then outstanding $4.0 million term loan at LaSalle Bank. The terms of these capital leases are two and three years. Rent expense under the operating leases was $666, $468, and $406 in 2000, 1999, and 1998, respectively. Noncancelable future minimum lease commitments as of December 31, 2000 are:

Year	Operating Leases	Capital Leases
2001	$ 749	$ 960
2002	551	420
2003	323	--
2004	53	--
Less amount representing interest	--	(188)
Present value of minimum lease payments	$ 1,676	$ 1,192*

* Includes the current portion of capital lease obligations of $878

_____________________________________________________________________________________________________________________________

10.  Inventory

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
	December 31, 2000	December 31, 1999
Raw materials	$ 580	$ 378
Work in process	348	533
Finished goods	4,323	2,115
Reserve for obsolescence	(906)	(431)
Total Inventory	$ 4,345	$ 2,595

_____________________________________________________________________________________________________________________________
11. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2000 and 1999:

2000	3/31/00	6/30/00	9/30/00	12/31/00
Total net sales	$ 4,998	$ 5,476	$ 5,702	$ 12,848
Gross profit	3,809	4,727	4,844	9,802
Income (loss) from operations	(2,292)	(1,355)	(1,316)	2,478
Net income (loss)	(2,125)	(1,259)	(1,071)	2,401
Net Income (loss) allocable to common shareholders	(2,191)	(1,372)	(1,184)	2,287
Net income (loss) per share:
Basic	$(0.32)	$(0.20)	$(0.17)	$0.32
Diluted	$(0.32)	$(0.20)	$(0.17)	$0.26

1999	3/31/99	6/30/99	9/30/99	12/31/99
Total net sales	$ 6,155	$ 6,122	$ 5,507	$ 9,465
Gross profit	4,285	4,646	4,523	7,040
Income (loss) from operations	(905)	(1,719)	(1,293)	719
Net income (loss) (1)	(486)	(1,173)	(836)	206
Net income (loss) per share:
Basic	$(0.08)	$(0.18)	$(0.12)	$0.03
Diluted	$(0.08)	$(0.18)	$(0.12)	$0.03

(1) In the fourth quarter of 1999, Tripos recorded a valuation allowance of $1.1 million on deferred tax assets relating to the net operating losses for subsidiaries in the United Kingdom.

All per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

For further discussion of earnings per share and the impact of Statement No. 128, see note 1 of the consolidated financial statements, "Description of Business and Summary of Significant Accounting Policies, Earnings Per Common and Dilutive Share".

_____________________________________________________________________________________________________________________________

12.  Long-term Debt

On March 22, 1999, Tripos received a credit commitment from LaSalle Bank that refinanced an existing $12,000 Credit Agreement and the mortgage note. The credit commitment was for a total of $15,333 which was broken into three separate secured credit facilities: a $3,333 real estate mortgage for property with a carrying value of $4,476, $4,000 three-year term loan, and an $8,000 three-year revolving line of credit. The credit commitment is collateralized by substantially all of Tripos' U.S. assets and stock pledges for each of the U.S. and foreign subsidiaries. The commitment also required Tripos to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. During 1999 and 2000, Tripos violated the terms of the covenants, however, the bank waived each violation. At December 31, 2000, Tripos has classified all outstanding borrowings under the credit commitments as current pending the outcome of negotiations on an amendment to the credit agreement.

The mortgage note under the credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was simultaneously entered into that fixed the interest rate at 7.81%. The $4,000 term note under the credit commitment required quarterly principal payments of $250 plus interest beginning April 1, 2000 and was later amended to require payment in full by June 30, 2000. This note has since been repaid in its entirety in three installments; $3,000 during the fourth quarter of 1999 and the balance on February 10, 2000. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. The original $8,000 line of credit was reduced to $4,000 effective September 30, 1999. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the term loan and the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At December 31, 2000, no borrowings were outstanding. Average borrowings under the facility for 2000 were $406. The weighted-average interest rate incurred during 2000 was 9.7%.

Long-term debt obligations were:
	December 31, 2000	December 31, 1999
Borrowings outstanding under Credit Agreement	$ --	$ 3,930
Mortgage note, due March 31, 2002	3,071	3,237
Term Loan due June 30, 2000	--	1,000
Less current maturities	(3,071)	(1,166)
Long-term debt	$ --	$ 7,001

Scheduled maturities of long-term debt are $166 for 2001, and $2,905 for 2002.

_____________________________________________________________________________________________________________________________

13.  Financial Instruments

Tripos entered into an interest rate swap agreement with LaSalle Bank, N.A. on April 30, 1999 that exchanges our floating interest rate risk for a fixed rate on the mortgage loan related to our corporate headquarters building. The swap contract was constructed to match the amount borrowed ($3,320), quarterly payment amounts ($41), and the term of the loan precisely (April 30, 1999 to April 2, 2002). At December 31, 2000, $3,070 remained outstanding and the swap agreement remained in place.

Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense in the consolidated statement of operations. The related accrued receivable or payable is included in or accrued liabilities. The fair value of the swap agreement is not recognized in the financial statements.

The counterparty to this agreement is LaSalle NA, a major financial institution with which Tripos has other financial relationships. The Company is exposed to credit loss in the event of non-performance by LaSalle. If the counterparty fails to meet the terms of the swap agreement, Tripos' exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life. The Company does not anticipate non-performance by LaSalle, given their high credit ratings and no material loss would be expected from non-performance.

_____________________________________________________________________________________________________________________________

14.  Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, Tripos purchased all the outstanding common stock of Receptor Research Ltd, a U.K. company, for a mixture of cash, warrants and common stock of Tripos, Inc. Warrants for 40 shares of Tripos, Inc. Common Stock vested at December 31, 1998 while warrants for 60 shares vested on December 31, 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price was allocated to net identifiable assets with the excess recorded as goodwill. The goodwill is being amortized over 15 years on a straight-line basis. The results of operations for Receptor Research are included in these financial statements from the date of the acquisition. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998.

_____________________________________________________________________________________________________________________________

15.  Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
	2000	1999	1998
Numerator:
Numerator for basic and diluted earnings per share- -net income (loss) allocable to common shareholders	$ (2,460)	$ (2,289)	$ 71
Denominator:
Denominator for basic earnings per share- -weighted average shares	6,969	6,554	6,416
Effect of dilutive securities:
Employee stock options	--	--	544
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	6,969	6,554	6,960
Basic earnings per share	$(0.35)	$(0.35)	$0.01
Diluted earnings per share	$(0.35)	$(0.35)	$0.01

_____________________________________________________________________________________________________________________________

16.  Series B Preferred Stock

On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into two shares of Tripos' common stock. The preferred stock is mandatory redeemable at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the year ended December 31, 2000 is as follows:
December 31, 2000
Issuance of Series B Preferred Stock	$8,970
Dividend accretion	406
$9,376

_____________________________________________________________________________________________________________________________

17.  Investment in Arena Pharmaceuticals, Inc.

During the years 1997 to 1999, Tripos invested in the start up of Arena Pharmaceuticals, Inc., a San Diego, California biotechnology company. Tripos' investment over this period grew to $3,200. In July of 2000, Arena successfully completed its initial public offering ("IPO") of common stock on the NASDAQ market. At the time of the IPO, Tripos' investments in the form of preferred shares and convertible notes were fully converted to common stock. As of December 31, 2000, Tripos held slightly more than 2,000 shares of commons stock in Arena with a market value of $31,200. Tripos' investment in Arena is subject to a number of restrictions and uncertainties, many of which are beyond the Company's control. In particular, Tripos is subject to an agreement, that expires in January 2001, restricting its ability to sell any Arena common stock and will be subject to substantial restrictions under federal securities laws. In addition, Tripos cannot provide any assurance to its investors about the market for Arena's common stock, the potential volatility in the market price of Arena's common stock, or our ability to sell any Arena common stock should we seek to make such sales in the future. At December 31, 2000, the Company has classified those shares that become unrestricted within one year as marketable securities, recorded at fair value totaling approximately $13,600. The remaining shares which are restricted for a period of over one year remain classified as investment in restricted stock and are valued at cost totaling approximately $1,931 at December 31, 2000.

Report of Independent Auditors

Board of Directors and Shareholders

of Tripos, Inc.

     We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

St. Louis, Missouri

February 2, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 10, 2001 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 10, 2001 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 10, 2001 and is incorporated herein by reference.

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

Page Number

                Schedule II                    Valuation and Qualifying Accounts                                     II-1

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

(b)     Reports on Form 8-K filed in the fourth quarter of 2000:

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

SIGNATURES

                   TRIPOS, INC.

        By:  John P. McAlister                                                                           March 23, 2000

        John P. McAlister, III                                                                             Date

        President, Chief Executive Officer and

        Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, Colleen A. Martin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                                            Title                                                                   Date

/s/ John P. McAlister                                                 Chief Executive Officer,                             March 23, 2001

John P. McAlister III                                                 President and Director

                                                                                      (Principal Executive Officer)

/s/ Colleen A. Martin                                                VP, Chief Financial Officer                       March 23, 2001

Colleen A. Martin                                                      and Secretary

                                                                                      (Principal Financial Officer)

/s/ John D. Yingling                                                  Corporate Controller and Treasurer         March 23, 2001

John D. Yingling                                                      (Principal Accounting Officer)

/s/ Ralph S. Lobdell                                                  Chairman of the Board of                            March 23, 2001

Ralph S. Lobdell                                                        Directors

/s/ Stewart Carrell                                                      Director                                                          March 23, 2001

Stewart Carrell

/s/ Gary Meredith                                                       Director                                                          March 23, 2001

Gary Meredith

/s/ Ferid Murad                                                          Director                                                          March 23, 2001

Ferid Murad

/s/ Alfred Alberts                                                      Director                                                          March 23, 2001

Alfred Alberts

/s/ Friedrich Von Bohlen                                         Director                                                          March 23, 2001

Friedrich Von Bohlen

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1998, December 31,1999 and December 31, 2000

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
1998	$78	$60	$--	$39	$99
1999	99	28	--	--	127
2000	127	101	--	36	192

Valuation Allowance for Deferred Income Tax Assets
1998	$45	$--	$--	$45	$--
1999	-	1,133	--	--	1,133
2000	1,133	1,180	--	--	2,313

Inventory Reserve for Obsolescence
1998	$--	$31	$--	$--	$31
1999	31	400	--	--	431
2000	431	475	--	--	906

Exhibit Index

Exhibit

Number                   Description
2.1 a	Distribution Agreement between Tripos and E&S
3.1 c	Amended and Restated Articles of Incorporation dated January 26, 1996
3.2 a	Amended and Restated Bylaws of Tripos
3.3	Articles of Amendment to the Articles of Incorporation of Tripos, Inc. dated February 4, 2000.
4.1	Investor's Rights Agreement dated February 4, 2000 between LION bioscience AG and Tripos, Inc.
10.1 b	Tripos, Inc. 1994 Stock Option Plan
10.2 b	Tripos, Inc. 1994 Employee Stock Purchase Plan
10.3 b	Tripos, Inc. 1994 Director Option Plan
10.4 b	Tripos, Inc. 1994 401(k) Plan
10.5 c	Amendment to the 1994 401(k) Plan
10.6 c	Tripos, Inc. 1996 Director Stock Compensation Plan
10.15

Loan Agreement between Tripos, Inc. and LaSalle National Bank dated April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

10.16	Agreement on Collaboration Terms dated February 4, 2000 between LION bioscience AG and Tripos, Inc.
10.17	Stock Purchase Agreement dated February 4, 2000 between LION bioscience AG and Tripos, Inc.
10.18 d	Consulting Services Agreement between Tripos, Inc. and Lipha S.A.
10.19 *	Project Agreement between Lion bioscience AG and Tripos, Inc. dated October 13, 2000.
21	Subsidiaries of the Registrant: Tripos Realty, LLC, Tripos S.A.R.L., Tripos GMBH, Tripos UK Holdings Limited, Tripos UK Limited, and Tripos Receptor Research Limited
23.1	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney, See the signature page

a	Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 and incorporated herein by reference
b	Previously filed as an exhibit to the Company's Registration Statement on Form S-8, 33-79610 dated May 31, 1994 and incorporated herein by reference.
c	Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
d	Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended June 20, 2000 and incorporated herein by reference.
*

Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Commission.

Exhibit 10.19

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

Project Agreement

between

LION bioscience AG

Im Neuenheimer Feld 515-517

69120 Heidelberg, Germany

- hereinafter referred to as "Lion" -

and

Tripos UK Limited

13 Shenley Pavillions, Chalkdell Drive, Shenley Wood,

Milton Keynes, Buckinghamshire MK56LB

United Kingdom

- hereinafter referred to as "TRIPOS" -

- hereinafter jointly referred to as "Parties" -

Table of contents

1 Definitions

2 Fundamental obligations

3 Obligations of TRIPOS

4 TRIPOS Software

5 LION's payment obligations

6 Further obligations of LION

7 Rights

8 Termination

9 Confidentiality

10 Publications

11 Limitation of liability

12 Written form, Notices

13 Miscellaneous

Preamble

WHEREAS, on 4th February 2000 the Parties entered into an Agreement on Collaboration Terms, establishing the framework for co-operation on projects with third parties to be completed jointly by the Parties (hereinafter referred to as "COLLABORATION AGREEMENT").

WHEREAS, on ___ LION entered into a Development Agreement with BAYER AG, Leverkusen (hereinafter referred to as "BAYER") in order to implement existing IT tools at BAYER but also to develop novel IT tools such as pharmacophore informatics tools to significantly enhance lead identification and optimization capabilities for pharmaceutical and agrochemical discovery and development (hereinafter referred to as "DEVELOPMENT AGREEMENT").

WHEREAS LION intends to appoint TRIPOS as subcontractor for performance of the certain contractual obligations owed to BAYER under the DEVELOPMENT AGREEMENT.

THEREFORE, in order to provide on behalf of LION the contractual obligations owed by LION under the DEVELOPMENT AGREEMENT that are within the expertise of Tripos, the Parties agree as follows:

1 Definitions

     The definitions set out in the DEVELOPMENT AGREEMENT (be it in sec. 1 or elsewhere) and COLLABORATION AGREEMENT also apply to this Agreement unless an alternative definition is expressly provided for in this Agreement.

1.2   The following term shall have the meaning given to them on the right side:

TRIPOS' OBLIGATIONS               Those development services owed by TRIPOS to LION specified in Annex A attached hereto and elsewhere in this Agreement and the DEVELOPMENT AGREEMENT which are part of the services LION owes to BAYER under the DEVELOPMENT AGREEMENT.

2 Fundamental obligations

2.1     It is the common understanding of both Parties that the services to be provided by LION to BAYER under the DEVELOPMENT AGREEMENT are to be provided jointly by LION and TRIPOS, in accordance with the terms of this Agreement and the COLLABORATION AGREEMENT. In the external contractual relationship, LION remains BAYER's sole contractual partner under the DEVELOPMENT AGREEMENT. TRIPOS is SUBCONTRACTOR in accordance with the DEVELOPMENT AGREEMENT.

2.2     The scope of TRIPOS' rights and obligations vis-à-vis LION shall be determined by reference to the DEVELOPMENT AGREEMENT. The terms of the DEVELOPMENT AGREEMENT, and of any amendements to the DEVELOPMENT AGREEMENT , shall, therefore, be authoritative for interpreting the extent and scope of the mutual rights and obligations. TRIPOS shall reasonably cooperate and make best commercial efforts to ensure the successful completion of the DEVELOPMENT AGREEMENT provided however that there shall be no legal effect for TRIPOS related to any duty not explicitly specified as being TRIPOS' responsibility in an ANNEX A or elsewhere in this PROJECT AGREEMENT. The scope of LION's obligations to TRIPOS shall not extend beyond those owed by BAYER to LION under the DEVELOPMENT AGREEMENT

2.3     The enforcement by LION of rights, claims and demands under the DEVELOPMENT AGREEMENT vis-à-vis BAYER takes place, as far as the internal contractual relationship to TRIPOS is concerned, at LION and TRIPOS' joint risk. This means that TRIPOS is not entitled to enforce against LION, any rights, claims and demands other than those that are owed and discharged by BAYER vis-à-vis LION under the DEVELOPMENT AGREEMENT.

2.4     The legal relationship underlying this agreement includes features of a contract for work and services (Werk- und Dienstvertrag) together with tailor-made contractual terms. This Agreement shall not give rise to either a joint venture or a partnership under the German civil code (Gesellschaft bürgerlichen Rechts) between the Parties.

2.5     The development co-operation between LION and BAYER, including the appointment of TRIPOS as SUBCONTRACTOR, was made possible as a result of LION's contact to BAYER. As consideration for this, LION shall receive the fee agreed in the COLLABORATION AGREEMENT, i.e. the acquisition fee (sec. 5.1 COLLABORATION AGREEMENT) and - for managing the relationship with BAYER - LION shall receive the management fee (sec. 4.2 COLLABORATION AGREEMENT). These fees are based on all payments that are owed under the DEVELOPMENT AGREEMENT (excluding the payments under sec. 4.3 and sec 5.2 of this Agreement). These fees will be deducted by LION as set forth in sec. 5.1 of this Agreement and the COLLABORATION AGREEMENT.

3 Obligations of TRIPOS

3.1     TRIPOS is obliged to perform TRIPOS' OBLIGATIONS.

3.2     The undertaking set out in sec. 3.1 also extends to commercially reasonable amendments agreed by LION and BAYER in accordance with the DEVELOPMENT AGREEMENT, to the DELIVERABLES, the WORK PACKAGES and the corresponding ACCEPTANCE TESTS insofar as they relate to TRIPOS' OBLIGATIONS unless TRIPOS objects to the amendments in writing within ten (10) working days after notification by LION which shall be given within one week after the preliminary understanding between LION and BAYER on the respective amendment. However, TRIPOS shall not raise such objections commercially unreasonably. In the event of any objection by TRIPOS, the Parties shall enter into good faith negotiations through their CEOs. Should these good faith negotiations not result in mutual agreement on the respective amendment latest by the end of the third calendar week after notification by LION, LION shall then have the right to terminate this Agreement with immediate effect The provisions of sec. 8 of this Agreement apply accordingly.

3.3     TRIPOS' OBLIGATIONS for the DELIVERABLES of milestone 1 are described in detail in a Annex A. Annex A only sets out a rough outline of the DELIVERABLES of the following milestones; details will be agreed by the Parties up to one month prior to the deadline of the preceding milestone. If no agreement can be reached, LION shall be entitled to determine the details up to 14 days prior to the approaching milestone. In this case LION shall, as far as possible, take TRIPOS' interests into account. Any such determination shall be according to commercially reasonable standards.

3.4     Insofar as LION is required to correct errors under sec. 5.3 of the DEVELOPMENT AGREEMENT then for the purposes of the internal contractual relationship, the proportion of the costs according to sec. 5.4 of the DEVELOPMENT AGREEMENT attributable to the failure of TRIPOS' in its agreed-to obligations shall be borne by TRIPOS.

3.5     TRIPOS warrants TRIPOS' OBLIGATIONS to LION to the extent referred to in sec. 14 DEVELOPMENT AGREEMENT.

3.6     TRIPOS is liable to LION for TRIPOS' OBLIGATIONS to the extent referred to in sec. 16 DEVELOPMENT AGREEMENT.

3.7     TRIPOS undertakes at LION`s request to provide the maintenance services, in accordance with sec. 10 DEVELOPMENT AGREEMENT for the software included in TRIPOS' OBLIGATIONS .

3.8     TRIPOS undertakes in accordance with sec. 6.2 DEVELOPMENT AGREEMENT to provide to BAYER employees technical assistance and training concerning TRIPOS' OBLIGATIONS . The amount of hours of technical assistance and training is set out in Annex B.

4 TRIPOS Software

4.1     TRIPOS undertakes, for the consideration set out in sec. 4.3 of this Agreement to grant LION the right to sublicence solely to BAYER "subcontractor's software" where "subcontractor's Software" means the Tripos MetaLayer™ computer program and additional existing Tripos proprietary technologies (algorithms, routines, methodologies) as shall be selected and supplied by TRIPOS as necessary for the creation of the DELIVERABLES. Such grant to LION is solely for the sublicense to BAYER and BAYER GROUP, and solely for BAYER's and BAYER GROUP use for there internal purposes, and with no right of BAYER and BAYER GROUP to sublicense; to receive source code (not withstanding Sec. 4.4); to disassemble, decompile, retranslate or apply other procedures to a subcontractor software component in order to discover the source code of a subcontractor software component except in the event that, within and for use by BAYER's and BAYER GROUP employees any such procedure is indispensable solely in order to obtain information necessary in order to create interoperability of an independently created computer program with a TRIPOS product and such information is unavailable to BAYER from TRIPOS despite a written request of BAYER within a period of three (3) weeks after TRIPOS has received such request. Not withstandinng the warranty pursuant to Sec. 3.5 of this Agreement and to Sec. 14 DEVELOPMENT AGREEMENT, TRIPOS expressly disclaims any warranties of merchantability and fitness of subcontractor's software for a particular purpose other than such purposes stipulated in this AGREEMENT and the DEVELOPMENT AGREEMENT.

4.2     Through the licensing, BAYER shall also be granted, to the extent provided for in sec. 13.1 second sentence DEVELOPMENT AGREEMENT, the right to use the patents and intellectual property rights required for the development of the DELIVERABLES relating to the licensed software referred to in sec. 4.1 of this Agreement. Termination of this PROJECT AGREEMENT solely due to TRIPOS' material failure to perform after a commercially reasonable cure period or for other reasons allowed hereunder shall automatically trigger the right of LION to use the TRIPOS' patents and intellectual property rights related to the SOFTWARE solely for the purpose of executing the commitment to BAYER under the DEVELOPMENT AGREEMENT.

4.3     In consideration for the rights granted or to be granted under sec. 4.1 and 4.2 of this Agreement, TRIPOS shall receive the sum of $ "XX", payable 15 working days after receipt by LION of the payment under 8.2 of the DEVELOPMENT AGREEMENT.

4.4     At LION's request and expense, TRIPOS shall deposit the source code for "subcontractor`s software" with an independent third party in such a way as to allow LION access to the source code solely for purposes of fulfilling the obligations under the DEVELOPMENT AGREEMENT in the event that such "subcontractor`s software" is seized by way of execution, insolvency proceedings or equivalent foreign proceedings are commenced in respect of the assets of TRIPOS or refused for want of assets, or TRIPOS loses its authority to dispose of such "subcontractor`s software" for any other reason . Should the Parties fail to agree on a depositary or on the terms of deposit, the Parties shall deposit the source-code of "subcontractor`s software" with NCC Escrow International Deutschland GmbH, Lindwurmstrasse 10, D-80337 Munich on their usual terms. TRIPOS hereby authorizes LION to request the release of the source codes directly from the depositary in the above-mentioned cases.

4.5     For payments by LION to TRIPOS under this sec. 4, LION shall promptly invoice BAYER and shall execute all commercially reasonable measures in pursuing diligent payments thereof and shall simultaneously provide TRIPOS with copies of all invoices and payment reminder and otherwise keep TRIPOS updated of its progress in obtaining the respective payment(s).

5 LION's payment obligations

5.1     LION shall pay to TRIPOS the share of the deal value, calculated based on TRIPOS' percentage contribution to development as further specified elsewhere herein, of all amounts, including but not limited to all BAYER management, operational, and success fees paid to LION under the DEVELOPMENT AGREEMENT, including but not limited to a share of any amounts payable under sec. 8.3 of the DEVELOPMENT AGREEMENT, to which TRIPOS is entitled according to sec. 4.3 COLLABORATION AGREEMENT. Such share is to be determined by calculating the proportion of TRIPOS' OBLIGATIONS in relation to the total performance obligations under the DEVELOPMENT AGREEMENT after deduction of the acquisition fee (sec. 5 COLLABORATION AGREEMENT) and the management fee (sec. 4.2 COLLABORATION AGREEMENT) For the avoidance of doubt any taxes are excluded from the determination of the deal value. The total number of full time equivalents which the Parties contribute to the project shall be the basis for such calculation. Changes mutually agreed-to between the Parties in the proportions of the total number of full time equivalents occurring during the course of the co-operation shall be taken into account in a compensation payment which shall be due and payable 3 weeks after each sub- payment as defined in sec. 7.1 DEVELOPMENT AGREEMENT has commenced and/or after termination of the DEVELOPMENT AGREEMENT. The compensation payment shall be based on a review of the actual full time equivalents contributed by each Party during the preceeding sub- payment period and agreed upon between the Parties. In the event the DEVELOPMENT AGREEMENT is terminated, or in the event LION has performed all obligations under the DEVELOPMENT AGREEMENT, the Parties shall adjust the proportions of the management fee (sec. 8.3 of the DEVELOPMENT AGREEMENT), according to the actual full time equivalents contributed by each Party during the overall duration of the project.

5.2     In particular, TRIPOS shall receive within 15 working days after payment by BAYER to LION the non-refundable amount of $ "XX" representing Tripos' share of payment related to the Project specifications prepared for the DEVELOPMENT AGREEMENT.

5.3     Further, TRIPOS shall receive within 15 working days after payment by BAYER to LION of the consideration for the creation of the DELIVERABLES for a sub-budget period (sec. 7.1 and sec. 7.2 DEVELOPMENT AGREEMENT) the respective proportion of the sub- payment attributable to TRIPOS' OBLIGATIONS in this sub-budget period, calculated in accordance with sec. 5.1 of this Agreement.

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

5.4     TRIPOS shall receive from LION the respective proportion of the payments made by BAYER under sec. 8.3 DEVELOPMENT AGREEMENT (provided that, in respect of the payment under sec. 8.6 DEVELOPMENT AGREEMENT, the conditions for such payment set out in the DEVELOPMENT AGREEMENT are fulfilled), calculated in accordance with sec. 5.1 of this Agreement within 15 working days after LION has received the respective payments from BAYER.

5.5     Statutory value-added tax is not applicable to the payments made by LION to TRIPOS hereunder.

5.6     Management and Acquisition Fees related hereto shall be subject to any adjustments required under the DEVELOPMENT AGREEMENT.

6 Further obligations of LION

6.1     LION shall involve TRIPOS in the specification of the WORK PACKAGES, DELIVERABLES and ACCEPTANCE TESTS under the DEVELOPMENT AGREEMENT insofar as these concern TRIPOS' OBLIGATIONS and, as far as possible in negotiations with BAYER, take into consideration proposals made by TRIPOS.

6.2     LION shall keep TRIPOS continually informed of the progress of negotiations under sec. 6.1 of this Agreement.

7 Rights

7.1     The provisions in sec. 13.3, 13.4. and - 13.5 DEVELOPMENT AGREEMENT shall also apply to the allocation of such rights under this Agreement.

7.2     In the internal contractual relationship between LION and TRIPOS, rights pertaining to PROPRIETARY RESULTS that are developed solely by the employees of one party shall be owned by that Party only. Upon request of a Party, the other Party shall enter into commercially reasonable agreements confirming the ownership and rights to the PROPRIETARY RESULTS as contemplated by this Section 7.2. Where PROPRIETARY RESULTS embody both Parties' intellectual property rights and the rights are being infringed, both Parties will fully cooperate and/or assist the other in prosecution of such infringement to achieve maximum protection and ensure the fullest commercial benefit for the respective owning Party or Parties. For purposes of collaboration hereunder, the Parties' technical plannings groups shall mutually review and specify which coding is derivative to a Party prior to any development thereof.

7.3     Any rights pertaining to PROPRIETARY RESULTS that are developed jointly by the employees of both Parties - regardless of the contribution of each Party - shall be owned by both Parties jointly whereby the rights of ownership shall be allocated to each Party in accordance with its contribution to the joint development (pro rata allocation).

7.4     Notwithstanding the commercialization of NEW SOFTWARE according to Sec. 7.6 TRIPOS has the sole right to pursue all related intellectual property rights, including patent filings, and to commercially exploit the further development of software and/or other intellectual property owned by TRIPOS according to Sec. 7.2, including all derivatives thereof by any Party, as may result during the period of this Agreement. In the event of any such Tripos rights properly belonging to Tripos as consistent with the terms of this Agreement and which have been assigned by Bayer to LION as prime contractor under the DEVELOPMENT AGREEMENT, LION shall immediately in turn assign such rights to TRIPOS.

7.5     Notwithstanding the commercialization of NEW SOFTWARE according to Sec. 7. 6 LION has the sole right to pursue all related intellectual property rights, including patent filings, commercially exploit the further development of such software and/or other intellectual property owned by LION according to Sec.7.2, including all derivatives thereof by any Party, as may result during the period of this Agreement.

7.6     For NEW SOFTWARE, commercialization of such NEW SOFTWARE shall be jointly by the Parties, where "jointly" shall mean that the PARTIES equally cooperate in the related marketing and licensing thereof as further specified in the mutually agreed to Commercialization Addendum.that is hereby agreed to be part of the Collaboration Agreement.

7.7     TRIPOS is obliged to grant BAYER and the BAYER GROUP the licenses referred to in sec. 13.6 DEVELOPMENT AGREEMENT. Further, TRIPOS is obliged to grant through LION for BAYER's use such licenses as are required by LION to fulfill the contractual obligations under the DEVELOPMENT AGREEMENT vis-à-vis BAYER This applies, in particular but not limited, to the contractual obligations arising under sec. 13.9 DEVELOPMENT AGREEMENT.

7.8     The provisions of sec. 7.2 to 7.6 of this Agreement shall apply accordingly to the allocation of the rights provided for in sec. 13.8 DEVELOPMENT AGREEMENT.

7.9     Both Parties are obliged to undertake those acts and omissions necessary to determine the allocation of rights according to this Agreement.

7.10     The rights to file patent applications shall be allocated between the Parties in accordance with the provisions of sec. 7.2 to 7.4 of this Agreement. However, in the case that the respective results are created by employees of both Parties, in the territory of Germany LION is primarily entitled to file patent applications based on such results, i.e. LION is original applicant. TRIPOS, at its request, may be the second applicant. LION undertakes and is entitled to file such patent applications insofar as these are commercially viable. LION's election not to pursue patent rights for a specific joint result as contemplated hereunder shall not preclude TRIPOS from electing to be the primary applicant.

8 Termination

8.1     In the case of termination of the DEVELOPMENT AGREEMENT by BAYER or LION the provisions of sec. 15 of the DEVELOPMENT AGREEMENT shall be applicable. The obligations of the Parties under this Agreement shall be discharged or limited accordingly.

8.2     TRIPOS undertakes to co-operate insofar as necessary for the performance of LION's obligations arising under a termination of the DEVELOPMENT AGREEMENT (sec. 15.6 and sec. 15.8 DEVELOPMENT AGREEMENT).

8.3     In the case of a termination of the DEVELOPMENT AGREEMENT, neither Party shall be liable to the other for any claims for damages.

8.4     "XX"

9 Confidentiality

TRIPOS undertakes to observe vis-à-vis third parties the confidentiality provisions referred to in sec. 11 DEVELOPMENT AGREEMENT.

10 Publications

Neither Party shall publish any material relating to this contractual relationship or information referred to under sec. 12 DEVELOPMENT AGREEMENT without the prior written approval of the other excluding, however, that the NASDAQ and Securities and Exchange commission rules require such publication.

11 Limitation of liability

The provisions included in the DEVELOPMENT AGREEMENT relating to the limitation and exclusion of liability also apply to LION's and TRIPOS' contractual relationship to the other.

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

12 Written form, notices

12.1     Any amendments or additions to this Agreement must be in writing to be effective. Any such amendments or additions shall be recorded in a dated document duly signed by both Parties bearing the date and the serial number of the amendment and each party shall retain one counterpart. The requirement for writing shall apply also to the waiver of the requirement for writing.

12.2     Any notice required or permitted to be given under this Agreement shall be sent in writing by registered mail or by facsimile addressed to the party to whom it is to be given as follows:

By LION to TRIPOS:

LION bioscience AG

General Counsel, Patent and Licensing

Im Neuenheimer Feld 515-517,

D-69120 Heidelberg, Germany

By TRIPOS to LION:

TRIPOS Ltd.

Attn.: Mary Woodward

13 Shenley Pavillions, Chalkdell Drive, Shenley Wood,

Milton Keynes, Buckinghamshire MK5 6LB,

United Kingdom

13 Miscellaneous

13.1     In the case of discrepancies between this Agreement and the COLLABORATION AGREEMENT, the provisions of this Agreement shall prevail.

13.2     This Agreement embodies the entire understanding between the parties and supersedes any and all other agreements and understandings with respect to the subject matter hereof. For the avoidance of doubt this shall not apply to the COLLABORATION AGREEMENT.

13.3     This Agreement was done in two copies, one of which was received by each party.

13.4     Should any provision of this Agreement or any provision to be incorporated herein in the future be or become invalid or unenforceable, the validity of the balance of this Agreement shall not be affected thereby. The same applies if this Agreement contains any omissions. In lieu of the invalid or unenforceable provision or in order to complete any omission, a fair provision shall apply which to the extent legally permissible comes as close as possible to what the parties had intended or would have intended according to the spirit and purpose of this Agreement had they considered the matter at the time the Agreement was executed.

13.5     This Agreement shall be interpreted and construed according to German law including the German law on intellectual property. Exclusive place of jurisdiction shall be Frankfurt am Main.

Heidelberg, October 13, 2000,                  October 13, 2000

/s/ Friedrich von Bohlen                           /s/ John P. McAlister

/s/Klaus Sprockamp

For LION bioscience AG                       For Tripos UK Limited

Tripos Inc., St. Louis, MO 63144, USA shall be jointly and severably responsible for all obligations of TRIPOS under this Agreement in connection with the DEVELOPMENT AGREEMENT and the COLLABORATION AGREEMENT and Tripos Inc. warrants and represents that TRIPOS is in a position to grant all rights and licenses to LION and BAYER as set out in this Agreement and the DEVELOPMENT AGREEMENT. Sec. 13.5 of this AGREEMENT also applies to this undertaking of TRIPOS Inc.

/s/ John P. McAlister

For Tripos Inc.

Annex A

(3 pages)

Responsibilities of the parties for Milestone 1 (MS1) deliverables

Data Integration Work Area. As the deliverables are MetaLayer configured to Bayer systems, plus MetaLayer enhancements, Tripos will be responsible for development, installation, and training for these deliverables. Tripos will be responsible for ensuring that performance and other quality benchmarks are met or exceeded. Tripos will be responsible for repairing any and all Errors found in the system during Acceptance testing, within the agreed upon repair periods.

Data Analysis and Visualization Work Area. As the deliverables are MetaLayer configured to Bayer systems, plus MetaLayer enhancements, plus new functionality used by MetaLayer, Tripos will be responsible for development, installation, and training for these deliverables. Tripos will be responsible for ensuring that performance and other quality benchmarks are met or exceeded. Tripos will be responsible for repairing any and all Errors found in the system during Acceptance testing, within the agreed upon repair periods.

Project Tracking Work Area. Lion will be responsible for the delivery of the Project Tracking concept document, which is the sole deliverable for this work area.

Pharmacophore Identification Work Area. Tripos will be responsible for the delivery of the Pharmacophore Identification concept document, and the development, installation, and training for the "XX" tool, which are the two deliverables for this work area.

Project Management. LION will be responsible for overall Project Management and coordination required for MS1 and all subsequent deliverables.

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

Staffing of Milestone 1
	LION Staff	Tripos Staff
Data Integration	"XX"	"XX"
Analysis and Visualization	"XX"	"XX"
Project Tracking	"XX"	"XX"
Pharmacophore Informatics	"XX"	"XX"
Project Management	"XX"	"XX"
	"XX"	"XX"	"XX"
	"XX"	"XX"

The numbers of Lion/Tripos employees for MS 2-4 are preliminary and will be refined by mutual agreement upon exact definition of deliverables for MS 2-4.

Staffing for Milestone 2
	Lion Persons	Tripos Persons
Data Integration	"XX"	"XX"
Analysis and Visualization	"XX"	"XX"
Project Tracking	"XX"	"XX"
Pharmacophore Informatics	"XX"	"XX"
Project Management	"XX"	"XX"
Total	"XX"	"XX"

Staffing for Milestone 3
	Lion Persons	Tripos Persons
Data Integration	"XX"	"XX"
Analysis and Visualization	"XX"	"XX"
Project Tracking	"XX"	"XX"
Pharmacophore Informatics	"XX"	"XX"
Project Management	"XX"	"XX"
Total	"XX"	"XX"

Staffing for Milestone 4
	Lion Persons	Tripos Persons
Data Integration	"XX"	"XX"
Analysis and Visualization	"XX"	"XX"
Project Tracking	"XX"	"XX"
Pharmacophore Informatics	"XX"	"XX"
Project Management	"XX"	"XX"
Total	"XX"	"XX"

For further details of the DELIVERABLES and the WORK PACKAGES see Annexes AI, II, III and B of the Development Agreement.

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

Annex B

Technical assistance and training

The total amount of hours is 800. This corresponds to 200 hours per milestone.

For milestone 1 the TRIPOS hours will be app. 150 and the LION hours app. 50.

The allocation of the hours for milestones 2 to 4 will be similar to the allocation of the hours for milestone 1. The exact allocation depends on the content of the devilerables of milestones 2 to 4.

Addendum A to

AGREEMENT ON

COLLABORATION TERMS

between

LION bioscience AG,

Im Neuenheimer Feld 515-517,

D-69120 Heidelberg, Germany

represented by its managing board

-called "LION" hereinafter-

and

Tripos Inc.

St. Louis, MO 63144, USA

represented by its CEO John McAlister and its VP Mary Woodward

-called "Tripos" hereinafter-

-collectively called "Parties" hereinafter-

Preamble

WHEREAS the Parties have engaged in various business discussions and activities since the year 1997 and have entered into the AGREEMENT ON COLLABORATION TERMS on February 4th 2000, and

WHEREAS the Parties now wish to amend the AGREEMENT ON COLLABORATION TERMS,

NOW THEREFORE the Parties agree to the following:

I.             Attachment A shall be amended by the following regulation of details with regard to Tripos` out of pocket and travel expenses:

With regard to the calculation of LION`s mangement and acquisition fee under the agreement with Bayer AG, Leverkusen, with regard to a cooperation to implement existing IT tools at Bayer but also to develop novel IT tools such as pharmacophore informatics tools to significantly enhance lead identification and optimization capabilities for pharmaceutical and agrochemical discovery and development (hereinafter "Bayer-Project"), the Parties hereby agree that a lump sum of $ "XX" (USD "XX") per year per full-time-equivalent of Tripos working on the Bayer-Project shall be excluded from the calculation of LION`s mangement and acquisition fee to cover Tripos` out of pocket and travel expenses.

II.            With respect to the Commercialization of NEW SOFTWARE under the Bayer - PROJECT AGREEMENT it is agreed:

1)   A Joint Marketing and Commercialization Steering Committee ("NSSC") composed of two representatives of each Party shall be appointed to map out the commercialization strategy based on the fundamental guidelines and scope further specified in this addendum.

2)   Prior to any related calls to potential customers by either Party, the Parties shall agree on a standard license template, pricing and terms to be used with the potential customers in the marketing process.

3)   Copy, art and layout for related promotional materials, booth graphics, advertising, demonstrations, and presentations shall be approved in writing by the NSSC prior to any commercialization. Expenses associated with preparation of copy, art, etc.; booth space fees; advertising; and similar fees shall be shared equally by the Parties.

4)   The Parties shall coordinate and strategize their contacts to potential customer organizations to avoid confusion in the market and shall work off a joint timetable of proposed initiatives into customer organizations. The respective lists of proposed customer contacts shall be comprised of approximately equal numbers of pharmaceuticals and of biotechs.

5)   When there is opportunity for presentation at a customer site, the contact Party shall notify the other of the opportunity and invite the other's participation. At all times, each Party shall attempt to manage such opportunities to best maximize the probable attendance of both. However, in any case of an individual customer where the opportunity for a major presentation will be lost, each Party agrees that the other may proceed without it so as to best capture the opportunity; provided, however, that in the event that a Party misses such a meeting, the other will provide full information of the substance, including questions from the potential customer, and action items resulting from such meeting. In general, the Parties shall keep each other fully informed in writing of customer contacts and related market feedback and information.

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The omitted portion has been separately filed with the Commission.

6)   Except in the event of overall greatly disproportionate contribution to development of NEW SOFTWARE, the Parties shall generally share Profits for NEW SOFTWARE on a "XX" basis, where "Profits" shall be of all NEW SOFTWARE products and service amounts. For products, "Gross Revenue" shall mean revenue after deduction of

a)  any commissions paid or allowed to independent agents or brokers;

b)  trade or quantity discounts actually allowed and taken;

c)  sales or excise taxes paid, absorbed or allowed or income taxes required to be withheld by government taxing authorities;

d)  shipping and packaging amounts;

e)  warranties;

f)  amounts repaid or credited by reason of rejection, defects, or returns.

For related services, further deduction shall be allowed of a Party's technical FTE expenses.

The Parties further specifically agree that an allowed total sales commission of ____% shall be allowed and that, in the interest of promoting mutual cooperation, such total amount shall be split between the the two parties' account teams. The Parties further agree that the total amount allowed for sales and marketing expense related to joint commercialization shall be limited to "XX" per cent ("XX"%) of associated revenues.

7)   Invoicing to the customer shall be by the Party to whom the account was designated and such Party shall be, unless otherwise mutually agreed, the acquiring and managing Party for the account.

8)   Planning related to the joint activity contemplated hereunder shall be coordinated with related technical development plans and shall begin no later than when mutual consensus of the Parties is that such body of near-term NEW SOFTWARE comprises a significant value proposition to the market sufficient for credible presentation and provided however that the NSCS shall meet as soon as possible after this Agreement is signed to further map out and review anticipated issues and tactics that require early attention.

Executed by and on behalf of LION bioscience AG

Heidelberg, October 13th, 2000

/s/ Friedrich von Bohlen

/s/ Klaus Sprockamp

Executed by and on behalf of Tripos Inc..

St. Louis, 08 November 2000

/s/ John P. McAlister                      /s/ Mary P. Woodward

John P. McAlister                          Mary P. Woodward

* The information marked by "XX" has been omitted pursuant to a request for confidential treatment. The

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
Form Number	Registration Statement Number	Description
Form S-8	33-79610	Tripos, Inc. 1994 Stock Plan, the Tripos, Inc. 1994 Director Option Plan, and Tripos, Inc. 1994 Employee Stock Purchase Plan
Form S-8	333-09459	Tripos, Inc. 1996 Director Stock Compensation Plan and Tripos, Inc. 1994 Director Option Plan, amendment
Form S-8	333-33163	Tripos, Inc. 1996 Director Stock Compensation Plan, amendment, Tripos, Inc. 1994 Stock Option Plan, amendment, and Tripos, Inc. 1994 Director Option Plan, amendment
Form S-8	333-61829	Tripos, Inc. 1994 Employee Stock Purchase Plan, amendment, and Tripos, Inc. 1994 Stock Option Plan, amendment
Form S-3	333-36342	Registration Statement and related Prospectus of Tripos, Inc. for the registration of 409,091 shares of its Common Stock

/s/ Ernst & Young LLP

St. Louis, Missouri

March 26, 2001