Form 10-Q
period 2001-03-31
TRIPOS INC
filed 2001-05-15
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2001: 7,256,290 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	Mar 31, 2001	Dec 31,2000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 8,351	$ 3,806
Marketable Securities	15,604	13,576
Accounts receivable	10,954	15,531
Inventory	4,068	4,345
Prepaid expenses	1,592	1,452
Total current assets	40,569	38,710

Notes Receivable-trade	2,112	2,063
Deferred income taxes	118	118
Property and equipment, less accumulated depreciation	12,513	12,826
Capitalized development costs, net	295	327
Goodwill, net of amortization	1,020	1,023
Investment in restricted stock	1,931	1,931
Other, net	185	188
Total assets	$58,743	$57,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 3,737	$ 3,949
Accounts payable	599	1,423
Accrued expenses	3,429	3,240
Deferred revenue	8,334	8,679
Deferred income taxes	5,061	4,297
Total current liabilities	21,160	21,588

Long-term portion of capital leases	186	314
Long-term deferred revenue	1,984	1,951
Series-B preferred stock	9,487	9,376

Shareholders' equity :
Common stock	36	36
Additional paid-in capital	20,547	20,023
Retained deficit	(2,859)	(3,480)
Other comprehensive income	8,202	7,378
Total shareholders' equity	25,926	23,957

Total liabilities and shareholders' equity	$58,743	$57,186

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	Mar 31, 2001	Mar 31,2000
Net sales:
Software licenses	$ 2,334	$ 1,423
Support	1,970	1,929
Software consulting services	3,058	125
Discovery services	1,767	788
Hardware	799	733
Total net sales	9,928	4,998

Cost of sales	1,571	1,189
Gross margin	8,357	3,809

Operating expenses:
Sales and marketing	2,636	2,584
Research and development	3,439	2,295
General and administrative	1,477	1,222
Total costs and expenses	7,552	6,101

Income (loss) from operations	805	(2,292)

Other income, net	321	167
Income (loss) before income taxes and preferred dividends	1,126	(2,125)

Income tax expense (benefit)	394	--
Net income (loss) before preferred dividends	732	(2,125)

Preferred dividends	111	66
Net income (loss) allocable to common shareholders	$ 621	$ (2,191)

Basic income (loss) per share	$ 0.09	$(0.32)
Basic weighted average number of shares	7,198	6,800
Diluted income (loss) per share	$ 0.07	$(0.32)
Diluted weighted average number of shares	8,450	6,800

Per share data reflects a 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Three Months Ended
	Mar 31, 2001	Mar 31, 2000
Operating activities:
Net income (loss)	$ 732	$ (2,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	475	473
Amortization of capitalized development costs and goodwill	56	119

Change in operating assets and liabilities:
Accounts receivable	4,400	4,157
Notes receivable-trade	(137)	532
Inventories	43	(434)
Prepaid expenses and other current assets	(164)	(559)
Accounts payable and accrued expenses	(39)	(1,034)
Deferred revenue	4	225
Net cash provided by operating activities	5,370	1,354

Investing activities:
Notes receivable-other	--	(34)
Purchases of property and equipment	(603)	(273)
Capitalized development costs	--	(23)
Acquisition, including investment in unconsolidated affiliates	--	--
Net cash used in investing activities	(603)	(330)

Financing activities:
Stock issuance pursuant to stock plans	525	872
Proceeds from issuance of Series B preferred stock	--	8,979
Payments on long-term debt and capital leases	(183)	(4,959)
Net cash provided by financing activities	342	4,892

Effect of foreign exchange rate changes on cash and cash equivalents	(564)	(79)

Net increase in cash and cash equivalents	4,545	5,837

Cash and cash equivalents at beginning of period	3,806	813
Cash and cash equivalents at end of period	$ 8,351	$ 6,650

See accompanying notes.

Item 1. Financial Statements (continued)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of significant accounting policies

Organization

Tripos, Inc. is a leading provider of discovery chemistry, integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. We combine information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by our clients.

With a strong foundation in cheminformatics, Tripos provides its customers with what we believe are distinct competitive advantages. Our "chemically intelligent" discovery software tools are able to manage, analyze and share biological and chemical information. Tripos' software consulting services help to organize data in a manner that is conducive to discovery research. Tripos' proprietary chemical compound libraries couple our molecular design technology and synthesis capabilities. Discovery research services leverage Tripos' cheminformatics expertise in molecular design analysis and medicinal chemistry. Together, these services allow our customers to take advantage of recent advances in high throughput screening for biological activity with a goal of accelerating the development and commercialization of major new products.

Our customers, a number of which are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into strategic alliances with pharmaceutical and biotechnology companies. Certain of these contracts provide for recurring payments for products and services over the course of the contract term and may well lead to milestone payments or royalty arrangements for new product discoveries. Tripos has a geographically diverse customer base, with approximately half of its revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2001 and 2000 are as follows:
	2001	2000
Net income (loss)	$ 732	$ (2,125)
Unrealized gain (loss) on marketable securities	1,263	--
Foreign currency translation adjustments	(439)	(201)
Comprehensive income (loss)	$1,556	$ (2,326)

The components of accumulated other comprehensive income, net of related tax, at March 31, 2001 and December 31, 2000 are as follows:
	2001	2000
Foreign currency translation adjustments	$(596)	$(156)
Unrealized gain (loss) on marketable securities	8,798	7,534
Accumulated other comprehensive income (loss)	$8,202	$7,378

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000. The denominators for the quarters ended March 31, 2001 and 2000 reflect the 2-for1 stock split effective on February 5, 2001.
	2001	2000
Numerator:
Numerator for basic earnings per share--net income (loss) allocable to common shareholders	$ 621	$ (2,191)
Add back preferred dividends (Note A)	--	--
Numerator for diluted earnings per share--net income (loss)	$ 621	$ (2,191)

Denominator:
Denominator for basic earnings per share--weighted average shares	7,198	6,800
Effect of dilutive securities:
Employee stock options (Note B)	1,252	--
Preferred shares (Note A)	--	--
Denominator for diluted earnings per share--adjusted weighted average shares and assumed conversions	8,450	6,800
Basic income (loss) per share	$0.09	$(0.32)
Diluted income (loss) per share	$0.07	$(0.32)

Note A: Weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the March 31, 2000 computation of diluted earnings per share because the effect would have been anti-dilutive.

For additional disclosures regarding earnings per share, see the notes to the Company's 2000 consolidated financial statements in its Form 10-K.

(5)     Inventory

Tripos maintains a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using average costs and are carried at the lower of cost or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. Finished Goods inventory may periodically contain costs of computer hardware that has been acquired for resale to the Company's customers.
	Mar. 31, 2001	Dec. 31, 2000
Raw materials	$244	$ 580
Work in process	479	348
Finished goods	4,091	4,323
Reserve for obsolescence	(746)	(906)
Total inventory	$4,068	$4,345

(6)     Long Term Debt

Tripos has a credit commitment from LaSalle Bank for a secured credit facility consisting of a real estate mortgage for our headquarters property (current outstanding balance of $3,030) and a $4,000 three-year revolving line of credit. The credit commitment is collateralized by substantially all of Tripos' U.S. assets and stock pledges for each of the U.S. and foreign subsidiaries. The commitment also requires Tripos to meet certain financial covenants, including various coverage ratios and a debt to capitalization ratio. During 2000, Tripos violated the terms of the covenants, however, the bank waived each violation. At March 31, 2001, Tripos was in compliance with all covenants. Tripos has classified all outstanding borrowings under the credit commitments as current pending the outcome of negotiations on an amendment to the credit agreement.

The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into which fixed the interest rate at 7.81%. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At March 31, 2001, no borrowings were outstanding.

(7)     Series B Preferred Stock

On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into one share of Tripos' common stock. The preferred stock is mandatory redeemable at the option of the holder at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the periods ending March 31, 2001 and December 31, 2000 are as follows:
	Mar 31, 2001	Dec 31, 2000
Issuance of Series B Preferred Stock	$8,970	$8,970

Dividend accretion	517	406
Total Preferred Stock	$9,487	$9,376

(8)     Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB delayed the effective date until years beginning after June 15, 2000, with the issuance of FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS No. 133". FAS 133 permitted early adoption as of the beginning of any fiscal quarter after its issuance. Tripos has adopted the new Statement effective January 1, 2001. FAS 133 will require us to recognize all derivatives on the balance sheet at fair value. Adoption of FAS 133 did not result in a material impact on earnings and financial position.

(9)     Revenue Recognition

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

Tripos has entered into contract research agreements and software consulting arrangements with certain customers which provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues are included in Research & Development expenses for the periods in which the services are performed. Tripos reflects costs to fulfill discovery research, funded software development and software consulting service agreements in R&D to better reflect the synergies of staff interaction, fluctuations in staff utilization and variability of the outcomes from certain of these consulting contracts. A summary of the revenues and associated costs is as follows:
Contract R&D Revenues and Costs	March 31, 2001	March 31, 2000
Collaborative software development services	$ 545	$ 372
Software consulting products & services	3,058	125
Discovery research services	1,198	227
Total contract R&D revenues	$4,801	$ 724

Research & development costs	$2,519	$ 463

  (10)     Significant Customers

During the first quarter of 2001, revenues from the sale of Software Consulting products and services to Bayer AG represented 29% of Tripos' net sales. For the same period in 2000, sales to Bayer AG accounted for less than 2% of total net sales. Also, in the first three months of 2001, Discovery Research revenues from Lipha SA accounted for 10% of our total net revenues. The dramatic increase in revenues from these customers is due to the major contracts initiated in the middle to late portions of 2000 that have continued into 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2000. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

Overview

Tripos, Inc. is a leading provider of discovery chemistry, an integrated array of discovery software, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. Tripos combines information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by its clients.

Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. Over 89% of software license revenues are sold to the pharmaceutical and biotechnology industries. Tripos licenses its software and support in the form of one to three-year renewable contracts for any of its more than 50 software modules available for sale.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenue is generated on a billable rate per day and is recognized as services are performed.

We leverage our expertise in chemical compound library design technology and synthesis to develop and manufacture general screening libraries for sale to the life sciences industries. The current library of 80,000 highly pure and diverse compounds, is marketed under the name LeadQuest®.

Tripos' sale and manufacture of chemical compound libraries has created the opportunity to offer follow-up contract research services to customers for design and synthesis of focused libraries for lead optimization. A contract of this nature may be derived from the follow-up of positive biological activity in a LeadQuest compound sold to a customer or may come from compounds originated by the customer. We now market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. The process combines advanced informatics, chemistry and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization. What was separate products and services is now tightly integrated to facilitate synergies in the drug discovery process. An example of this process is the one-year multi-million dollar research agreement with Lipha S.A. to provide integrated services to identify drug candidates that began in third quarter 2000.

In February 2000, Tripos entered into a strategic alliance with LION Biosciences AG to integrate LION's bioinformatics with Tripos' cheminformatics expertise. The companies are jointly marketing their products and services to the life sciences industry. As part of this alliance, LION made a $9.0 million investment in convertible preferred stock of Tripos. These funds are being used for general corporate purposes.

We also act as a reseller of computer hardware in conjunction with software sales. Hardware sales are generally made to facilitate integration of Tripos' software into customer research activities and are not a focus of Tripos' sales activities. Tripos acts merely as an authorized reseller for a single vendor and does not maintain any inventory. Accordingly, margins on these sales are relatively modest.

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

We have staffed our worldwide operations to efficiently execute our business plan. The quarterly expenses include the fixed costs of research and development for software development, software consulting services, and contract research. We believe that our selling and administrative costs will remain relatively constant on a quarterly basis throughout 2001. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation and bonuses.

Over the past three years Tripos has used its capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business segments, and investments in Arena Pharmaceuticals. In the future, we expect to dedicate available cash to maintain capital infrastructure and conduct operations.

Tripos' revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers budget processes, the success of our sales efforts, the lengthy sales cycle and Tripos' ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by Tripos and other vendors, changes in pricing policies by Tripos' partners and other vendors, consolidation in customer base, and changes in general economic and competitive conditions. In addition, Tripos may choose to negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2000 for a further discussion of revenue recognition policies. A substantial portion of revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Tripos' quarterly results can be effected by the mix of its revenue components.

Results of Operations

Net sales for the first quarter of 2001 were $9,928 compared to $4,998 in 2000, an increase of 99%. Tripos experienced increases in all revenue categories in the quarter.

For the three months ended March 31, 2001, software licenses sales increased 64% to $2,334. Software license sales are historically volatile in the first quarter as customer capital budgets are finalized and apportioned. For 2001, we recorded strong software license business in Europe and the Pacific Rim in addition to continuing collaborative software development contracts. Support revenues increased 2% to $1,970 compared to the first three-month period in 2000. Discovery Services sales accounted for $1,767 in the first quarter of 2001 and $788 in the same period in 2000. This increase in Discovery Service business was attributed to multiple orders for compounds in the quarter in addition to continued progress on the discovery research project with Lipha SA. Hardware sales increased by 9% to $799 for the first quarter 2001. Sales to existing customers represent 91% of total net sales for the three-month period ending March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Net sales for the Company's activities outside of North America represented approximately 64% for the first three months of 2001 compared to 53% for the same period in 2000. Net sales in Europe increased 175% for the first three months of 2001 compared to 2000 and accounted for 57% and 41% of net sales for the three-month periods, respectively. Net sales in the Pacific Rim, principally Japan, increased 15% compared to the first three months of 2000 and accounted for 7% and 12% of net sales for the respective periods.

Cost of sales for the three-month period ending March 31, 2001 increased 32% compared to the same period in 2000. Cost of sales were $1,571 and $1,189 for the first quarter of 2001 and 2000, respectively. This change was due to increased costs directly related to higher sales of hardware and discovery services compared to the prior year. Cost of sales as a percent of net sales was 16% and 24% for the three-month periods in 2001 and 2000, respectively.

Gross profit margin percentage for the first quarter 2001 increased to 84% from 76% of total net sales in the first quarter of 2000. This increase in gross profit percentage is due to increases in revenues from funded R&D projects described further in Footnote 9 to unaudited consolidated financial statements.

Sales and marketing expenses increased only 2% to $2,636 from $2,584 for the first quarter of 2001 compared to 2000. Sales and marketing expenses as a percentage of net sales were 27% and 52% for the three-month periods in 2001 and 2000, respectively. The decrease in percent to sales is primarily due to higher net sales in the first quarter of 2001.

Research and development expenses increased to $3,439 from $2,295 and represented 35% and 46% of net sales for the three-month periods in 2001 and 2000, respectively. The increases in expenses dollars and percentage of net sales reflect costs to perform discovery research projects and incremental staffing required for the multiple software consulting services projects in process. For more discussion on R&D expenses see Footnote 9 to unaudited consolidated financial statements.

General and administrative expenses increased 21% to $1,477 for the first quarter of 2001 compared to $1,222 in 2000, and represent 15% and 24% of net sales for the respective periods. The increase in G & A expenses in the period is due to additional public company related expenses and bonus accruals.

Other income (expense) increased from $167 of income for the first quarter in 2000 to $321 of income for the comparable period in 2001. This change was due to foreign currency transaction gains in the current period and reductions in interest expense.

Income tax expense was $394 for the three-month period in 2001, which represented an effective tax rate of 35%. No income tax benefit was recorded in the first quarter of 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards, for which a valuation allowance was established, will be utilized in future periods. The effective tax rate utilized for the quarter ended March 31, 2001 reflects management's estimate of such rate for the fiscal year ending December 31, 2001.

Liquidity, Capital Resources and Capital Commitments

For the three-month period ending March 31, 2001, net cash provided by operations was $4,810 primarily due to net income of $621 and decreases in trade accounts receivable of $4,400 along with depreciation and amortization of $475 and $56 respectively, which were offset by a decrease in accounts payable and accrued expenses of $39 and increases in prepaid expenses of $724 and notes receivables of $137. Notes receivable-trade represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies. For the same period in 2000, net cash provided by operations was $1,354 primarily due to decreases in trade accounts and notes receivable of $4,689 along with increases in depreciation, amortization and deferred revenue of $473, $119, and $225 respectively, which were offset by a decrease in accounts payable and accrued expenses of $1,034 and increases in prepaid expenses of $559 and inventory of $434 coupled with the net loss of $2,191.

Cash used by investing activities relates to property and equipment acquisitions ($603) needed throughout the company.

The Company anticipates that current working capital of $19,409, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

          None

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

          None

          (b) No reports on Form 8-K were required to be filed during the period from December 31, 2000 to March 31, 2001.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	May 15, 2001	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 15, 2001	/s/ John D. Yingling
Corporate Controller & Treasurer
Assistant Secretary