Form 10-Q
period 2001-06-30
TRIPOS INC
filed 2001-08-10
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 2001: 7,421,771 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)	06-30-2001	12-31-2000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 8,730	$ 3,806
Marketable Securities	32,496	13,576
Accounts receivable	11,457	15,531
Inventory	4,393	4,345
Prepaid expenses	1,485	1,452
Total current assets	58,561	38,710

Notes Receivable-trade	2,909	2,063
Deferred income taxes	118	118
Property and equipment, less accumulated depreciation	12,598	12,826
Capitalized development costs, net	260	327
Goodwill, net of amortization	1,003	1,023
Investment in restricted stock	2,072	1,931
Other, net	164	188
Total assets	$77,685	$57,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 743	$ 3,949
Accounts payable	1,143	1,423
Accrued expenses	4,895	3,240
Deferred revenue	5,893	8,679
Deferred income taxes	11,306	4,297
Total current liabilities	23,980	21,588

Long-term portion of long-term debt and capital leases	2,920	314
Long-term deferred revenue	2,056	1,951
Series-B preferred stock	9,599	9,376

Shareholders' equity :
Common stock	37	36
Additional paid-in capital	21,289	20,023
Retained earnings (deficit)	(693)	(3,480)
Other comprehensive income	18,497	7,378
Total shareholders' equity	39,130	23,957

Total liabilities and shareholders' equity	$77,685	$57,186

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Six Months Ended
	06-30-2001	06-30-2000	06-30-2001	06-30-2000
Net sales:
Software licenses	$3,449	$2,598	$5,783	$4,021
Support	1,957	1,888	3,927	3,817
Software consulting services	2,997	76	6,055	201
Discovery services	1,148	688	2,915	1,476
Hardware	1,035	226	1,834	959
Total net sales	10,586	5,476	20,514	10,474

Cost of sales	1,781	749	3,352	1,938
Gross margin	8,805	4,727	17,162	8,536

Operating expenses:
Sales and marketing	2,602	2,541	5,238	5,125
Research and development	3,640	2,292	7,079	4,587
General and administrative	1,503	1,249	2,980	2,471
Total operating expenses	7,745	6,082	15,297	12,183

Income (loss) from operations	1,060	(1,355)	1,865	(3,647)

Other income, net	2,444	96	2,765	263
Income (loss) before income taxes and preferred dividends	3,504	(1,259)	4,630	(3,384)

Income tax expense (benefit)	1,226	--	1,620	--
Net income (loss)	2,278	(1,259)	3,010	(3,384)

Preferred dividends	112	113	223	179
Net income (loss) allocable to common shareholders	$2,166	$(1,372)	$2,787	$ (3,563)

Basic income (loss) per share	$0.30	$(0.20)	$ 0.38	$(0.52)
Basic weighted average number of shares	7,310	6,992	7,254	6,885
Diluted income (loss) per share	$0.25	$(0.20)	$ 0.33	$(0.52)
Diluted weighted average number of shares	9,228	6,992	9,250	6,885

Per share data reflects a 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Six Months Ended
	06-30-2001	06-30-2000
Operating activities:
Net income (loss)	$ 3,010	$ (3,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	942	966
Amortization of capitalized development costs and goodwill	114	239

Change in operating assets and liabilities:
Accounts receivable	3,674	3,782
Notes receivable-trade	(880)	246
Inventories	(226)	(1,251)
Prepaid expenses and other current assets	(221)	(1,135)
Accounts payable and accrued expenses	1,611	(1,409)
Deferred revenue	(2,199)	550
Net cash provided (used) by operating activities	5,845	(1,396)

Investing activities:
Notes receivable-other	--	(68)
Purchases of property and equipment	(1,260)	(783)
Capitalized development costs	--	(42)
Acquisition, including investment in unconsolidated affiliates	(525)	--
Net cash used in investing activities	(1,785)	(893)

Financing activities:
Stock issuance pursuant to stock plans	1,267	1,109
Proceeds from issuance of Series B preferred stock	--	8,970
Payments on long-term debt and capital leases	(398)	(5,122)
Net cash provided by financing activities	869	4,957

Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(359)

Net increase in cash and cash equivalents	4,924	2,309

Cash and cash equivalents at beginning of period	3,806	813
Cash and cash equivalents at end of period	$ 8,730	$ 3,122

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2001 and 2000 are as follows:
	Three-month Period		Six-month Period
	06-30-2001	06-30-2000	06-30-2001	06-30-2000
Net income (loss)	$ 2,278	$ (1,259)	$ 3,010	$ (3,384)
Unrealized gain (loss) on marketable securities	10,320	--	11,583	--
Foreign currency translation adjustments	(25)	(221)	(464)	(422)
Comprehensive income (loss)	$ 12,573	$ (1,480)	$ 14,129	$ (3,806)

Item 1. Financial Statements (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2001 and December 31, 2000 are as follows:

	06-30-2001	12-31-2000
Foreign currency translation adjustments	$(620)	$(156)
Unrealized gain (loss) on marketable securities	19,117	7,534
Accumulated other comprehensive income (loss)	$18,497	$7,378

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended June 30, 2001 and 2000. The denominators for the quarters ended June 30, 2001 and 2000 reflect the 2-for1 stock split effective on February 5, 2001.
	Three-month Period		Six-month Period
Numerator:	06-30-2001	06-30-2000	06-30-2001	06-30-2000
Numerator for basic earnings per share--net income (loss) allocable to common shareholders	$2,166	$ (1,372)	$2,787	$ (3,563)
Add back preferred dividends (Note A)	112	--	223	--
Numerator for diluted earnings per share--net income (loss)	2,278	$ (1,372)	$3,010	$ (3,563)

Denominator:
Denominator for basic earnings per share-- weighted average shares	7,310	6,992	7,254	6,885
Effect of dilutive securities:
Employee stock options (Note B)	1,100	--	1,178	--
Preferred shares (Note A)	818	--	818	--
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	9,228	6,992	9,250	6,885
Basic income (loss) per share	$0.30	$(0.20)	$0.38	$(0.52)
Diluted income (loss) per share	$0.25	$(0.20)	$0.33	$(0.52)

Note A: Weighted average shares outstanding for the June 30, 2000 periods were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the June 30, 2000 computation of diluted earnings per share because the effect would have been anti-dilutive.

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
	06-30-2001	12-31-2000
Raw materials	$ 233	$ 580
Work in process	816	348
Finished goods	4,377	4,323
Reserve for obsolescence	(1,033)	(906)
Total inventory	$4,393	$4,345

Item 1. Financial Statements (continued)

(6)     Long Term Debt

Tripos has a credit commitment from LaSalle Bank for a secured credit facility consisting of a real estate mortgage for our headquarters property and a $4,000 revolving line of credit. The credit commitment is collateralized by substantially all of Tripos' U.S. assets along with stock pledges of its U.S. subsidiary and one foreign subsidiary. The commitment also requires Tripos to meet certain financial covenants, including a coverage ratio and a minimum capitalization ratio. On June 29, 2001, Tripos and LaSalle completed an amendment to the credit facility that extended the maturities of the mortgage and revolving line of credit by one year to April 30, 2003.

The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999 (outstanding balance at June 30, 2001 was $2,988). Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.81% through April 30, 2002. A second swap was entered into that fixed the rate from May 1, 2002 to April 30, 2003 at 7.40%. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At June 30, 2001, no borrowings were outstanding.

(7)     Series B Preferred Stock

On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into one share of Tripos' common stock. The preferred stock is mandatory redeemable at the option of the holder at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the periods ending June 30, 2001 and December 31, 2000 are as follows:
	06-30-2001	12-31-2000
Issuance of Series B Preferred Stock	$8,970	$8,970
Dividend accretion	629	406
Total Preferred Stock	$9,599	$9,376

(8)     Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB delayed the effective date until years beginning after June 15, 2000, with the issuance of FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS No. 133". FAS 133 permitted early adoption as of the beginning of any fiscal quarter after its issuance. Tripos has adopted the new Statement effective January 1, 2001. FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Adoption of FAS 133 did not result in a material impact on earnings and financial position.

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

Tripos has entered into contract research agreements and software consulting arrangements with certain customers which provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues are included in Research & Development ("R&D") expenses for the periods in which the services are performed. Tripos reflects costs to fulfill discovery research, funded software development and software consulting service agreements in R&D to better reflect the synergies of staff interaction, fluctuations in staff utilization and variability of the outcomes from certain of these consulting contracts. A summary of the revenues and associated costs for the three- and six-month periods ending June 30, 2001 and June 30, 2000 is as follows:
	Three-month Period		Six-month Period
Contract R&D Revenues and Costs	06-30-2001	06-30-2000	06-30-2001	06-30-2000
Collaborative software development services	$ 526	$ 443	$1,072	$ 815
Software consulting products & services	2,997	76	6,055	201
Discovery research services	822	275	2,020	502
Total contract R&D revenues	$4,345	$ 794	$9,147	$1,518

Research & development costs	$2,788	$ 532	$5,307	$ 995

(10)     Significant Customers

During the first six months of 2001, revenues from the sale of Software Consulting products and services to Bayer AG represented 21% of Tripos' net sales. For the same period in 2000, sales to Bayer AG accounted for 1% of total net sales.

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

Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. Over 88% of software license revenues are sold to the pharmaceutical and biotechnology industries. Tripos licenses its software and support in the form of one to three-year renewable contracts for any of its more than 50 software modules available for sale.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenue is generated on a billable rate per day and is recognized as services are performed.

We leverage our expertise in chemical compound library design technology and synthesis to develop and manufacture general screening libraries for sale to the life sciences industries. The current library of over 80,000 highly pure and diverse compounds, is marketed under the name LeadQuest®.

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

Results of Operations

Net sales for the second quarter of 2001 were $10,586 compared to $5,476 in 2000, an increase of 93%. Net sales for the six-months year-to-date were $20,514 and $10,474 for 2001 and 2000, respectively.

For the three-months ended June 30, 2001, software licenses sales increased 33% to $3,449. For 2001, we recorded strong software license business in the U.S. and Europe in addition to continuing collaborative software development contracts. Support revenues increased 4% to $1,957 compared to the second quarter of 2000. Discovery Services sales accounted for $1,148 in the second quarter of 2001 and $688 in the same period in 2000. This increase in Discovery Service business was attributed to orders for compounds in the quarter in addition to continued progress on the discovery research project with Lipha SA. Hardware sales increased by 358% to $1,035 for this three-month period in 2001 principally due to a large sale to a pharmaceutical customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

For the six-months ended June 30, 2001, software licenses sales increased 44% to $5,783. For 2001, we recorded strong software license business in the U.S., Europe and the Pacific Rim in addition to continuing collaborative software development contracts. Support revenues increased 3% to $3,927 compared to the first half of 2000. Discovery Services sales accounted for $2,915 for the first six months of 2001 and $1,476 in the same period in 2000. This increase in Discovery Service business was principally from continued progress on the discovery research project with Lipha SA and compound sales. Hardware sales increased by 91% to $1,834 for the six-month period in 2001. Sales to existing customers represent 91% of total net sales for the six-month period ending June 30, 2001.

Net sales for the Company's activities outside of North America represented approximately 47% and 55% for the three months ended June 30, 2001 and 2000, respectively, and were 55% and 54% for the six-month periods of 2001 and 2000, respectively. Net sales in Europe increased 90% for the second quarter of 2001 compared to 2000 and accounted for 38% of net sales in both three-month periods. Net sales in the Pacific Rim, principally Japan, increased 11% compared to the second quarter of 2000 and accounted for 9% and 16% of net sales for the respective periods. Year-to-date net sales in Europe increased 131% in 2001 compared to 2000 and accounted for 47% and 40% of net sales for the six-month periods, respectively. Net sales in the Pacific Rim, principally Japan, increased 12% compared to the first six months of 2000 and accounted for 8% and 14% of net sales for the respective periods.

Cost of sales for the three-month period ending June 30, 2001 increased 138% compared to the same period in 2000. Cost of sales were $1,781 and $749 for the second quarter of 2001 and 2000, respectively. This change was due to increased costs directly related to higher sales of hardware and discovery services compared to the prior year. Cost of sales as a percent of net sales was 17% and 14% for the three-month periods in 2001 and 2000, respectively. Cost of sales were $3,352 and $1,938 for the first half of 2001 and 2000, respectively. For the six-month period ending June 30, 2001, cost of sales increased 73% compared to the same period in 2000. This change was due to increased costs directly related to higher sales of hardware and discovery services compared to the prior year. Cost of sales as a percent of net sales was 16% and 19% for the six-month periods in 2001 and 2000, respectively.

Gross profit margin percentage for the second quarter of 2001 decreased to 83% from 86% of total net sales compared to 2000. For the six months year-to-date, gross margin percentage increased to 84% in 2001 from 81% in 2000. These changes in gross profit percentage are due to changes in revenue levels from hardware sales and from funded R&D projects that are described further in Footnote 9 to the unaudited consolidated financial statements.

Sales and marketing expenses increased 2% to $2,602 from $2,541 for the second quarter of 2001 compared to 2000. Sales and marketing expenses as a percentage of net sales were 25% and 46% for the three-month periods in 2001 and 2000, respectively. The decrease in percent to sales is primarily due to higher net sales in the second quarter of 2001. Sales and marketing expenses increased 2% to $5,238 from $5,125 for the six-month period in 2001 compared to 2000. Sales and marketing expenses as a percentage of net sales were 26% and 49% for the six-month periods in 2001 and 2000, respectively. The decrease in percent to sales is primarily due to higher net sales in 2001.

Research and development expenses increased to $3,640 from $2,292 and represented 34% and 42% of net sales for the second three-month periods in 2001 and 2000, respectively. The increase in expense dollars reflects costs to perform discovery research projects and incremental staffing required for the multiple software consulting services projects now in process. Six-month year-to-date R&D expenses were $7,079 in 2001 compared to $4,587 in 2000, 35% and 44% of net sales, respectively, and are due to the same contract activities mentioned for the quarter. For more discussion on R&D expenses see Footnote 9 to unaudited consolidated financial statements.

General and administrative expenses increased 20% to $1,503 for the second quarter of 2001 compared to $1,249 in 2000, and represent 14% and 23% of net sales for the respective periods. For the six-month period ending June 30, 2001, G&A expense was $2,980 compared to $2,471 for the same period in 2000. The increases in G & A expenses in the periods are due to additional public company related expenses and bonus accruals.

Other income (expense) increased from $96 of income for the second quarter in 2000 to $2,444 in 2001. This change was primarily due to the sale of shares of Arena Pharmaceuticals, Inc. common stock during Arena's recent secondary offering. Other income for the first half of 2001 was $2,765 compared to $263 in 2000 as a result of the sale of Arena common stock and an increase in net interest income.

Income tax expense was $1,226 for the second quarter in 2001, which represented an effective tax rate of 35%. No income tax benefit was recorded in the second quarter of 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards, for which a valuation allowance was established, will be utilized in future periods. The effective tax rate utilized for the six-months ended June 30, 2001 (35%) reflects management's estimate of such rate for the fiscal year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity, Capital Resources and Capital Commitments

For the six-month period ending June 30, 2001, net cash provided by operations was $5,845 primarily due to net income of $3,010, decrease in trade accounts receivable of $3,674, increases in accounts payable and accrued expenses of $1,374 along with depreciation and amortization of $942 and $114 respectively, which were offset by increases in and prepaid expenses of $221, inventories of $226, notes receivables of $860 and a decrease in deferred revenue of $2,199. For the same period in 2000, net cash used by operations was $1,396 primarily due to decreases in trade accounts and notes receivable of $4,028 along with increases in depreciation, amortization and deferred revenue of $966, $239, and $550 respectively, which were offset by a decrease in accounts payable and accrued expenses of $1,409 and increases in prepaid expenses of $1,135 and inventory of $1,251 coupled with the net loss of $3,384.

Cash used by investing activities in 2001 relates to property and equipment acquisitions ($1,260) needed throughout the company and an investment in the AM Pappas TechAmp II life sciences fund ($525). During the six-month period in 2000, investment activities were principally related to capital expenditures and capitalized development.

Financing activities in 2001 generated funds from employee stock plans of $1,267 that were partially used to reduce outstanding debt ($398). In 2000, the company received $8,970 from Lion Bioscience in exchange for Series B Preferred stock and $1,109 from employee stock plans. These funds were used to retire $5,122 of outstanding debt.

The Company anticipates that current working capital of $34,581 together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.     Changes in Securities

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 10, 2001:

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	6,979,931	572,452
Alfred Alberts	7,084,703	467,680
Stewart Carrell	7,078,841	473,542
John P. McAlister	6,083,171	1,469,212
Gary Meredith	5,230,986	2,321,397
Ferid Murad	7,094,027	458,356

2) To amend the 1994 Stock Option Plan to increase the number of shares authorized for issuance from 2,560 to 2,960 shares. The matter was approved by the shareholders by the following tally of votes:

Votes	Votes	Votes
"For"	"Against"	"Abstain"
3,028,369	2,568,871	3,594

3) To amend the 1994 Director Stock Options Plan and the 1996 Director Stock Compensation Plan to allow discretionary option grants and stock issuances. The matter was approved by the shareholders by the following tally of votes:

Votes	Votes	Votes
"For"	"Against"	"Abstain"
3,024,735	2,572,823	3,276

Item 5.     Other Information

Under Section 2.13 of Article II of the Company's Bylaws, any shareholder proposal submitted with respect to Tripos, Inc.'s 2001 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely if notice thereof is received by the Company before February 6, 2002 or after March 8, 2002.

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

          None

          (b) No reports on Form 8-K were required to be filed during the period from March 31 to June 30, 2001.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	August 10, 2001	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 10, 2001	/s/ John D. Yingling
Vice President and Chief Accounting Officer,
Assistant Secretary