Form 10-Q
period 2001-09-30
TRIPOS INC
filed 2001-11-15
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.005 per share, as of September 30, 2001: 7,473,525 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)	09-30-2001	12-31-2000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 7,047	$ 3,806
Marketable Securities	11,798	13,576
Accounts receivable	15,380	15,531
Inventory	4,604	4,345
Prepaid expenses	1,197	1,452
Total current assets	40,026	38,710

Notes Receivable-trade	3,744	2,063
Deferred income taxes	118	118
Property and equipment, less accumulated depreciation	12,637	12,826
Capitalized development costs, net	233	327
Goodwill, net of amortization	972	1,023
Investment in restricted stock & investment fund	2,020	1,931
Other, net	162	188
Total assets	$59,912	$57,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 646	$ 3,949
Accounts payable	1,624	1,423
Accrued expenses	5,523	3,240
Deferred revenue	5,618	8,679
Deferred income taxes	3,484	4,297
Total current liabilities	16,895	21,588

Long-term portion of long-term debt and capital leases	2,792	314
Long-term deferred revenue	2,642	1,951
Long-term deferred income taxes	250	--
Series-B preferred stock	9,713	9,376

Shareholders' equity :
Common stock	37	36
Additional paid-in capital	21,503	20,023
Retained earnings (deficit)	155	(3,480)
Other comprehensive income	5,925	7,378
Total shareholders' equity	27,620	23,957
Total liabilities and shareholders' equity	$59,912	$57,186

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	09-30-2001	09-30-2000	09-30-2001	09-30-2000
Net sales:
Software licenses	$4,504	$2,123	$10,287	$6,144
Support	1,958	1,897	5,885	5,714
Software consulting services	2,087	70	8,142	271
Discovery services	2,683	1,448	5,598	2,924
Hardware	717	164	2,551	1,123
Total net sales	11,949	5,702	32,463	16,176

Cost of sales	2,502	1,090	7,211	3,449
Gross margin	9,447	4,612	25,252	12,727

Operating expenses:
Sales and marketing	3,175	2,294	8,413	7,419
Research and development	3,335	2,313	9,057	6,479
General and administrative	1,861	1,321	4,841	3,792
Total operating expenses	8,371	5,928	22,311	17,690

Income (loss) from operations	1,076	(1,316)	2,941	(4,963)
Other income (loss), net	(33)	245	2,732	508
Income (loss) before income taxes and preferred dividends	1,043	(1,071)	5,673	(4,455)

Income tax expense (benefit)	87	--	1,702	--
Net income (loss)	956	(1,071)	3,971	(4,455)
Preferred dividends	114	113	337	292
Net income (loss) allocable to common shareholders	$ 842	$(1,184)	$3,634	$(4,747)

Basic income (loss) per share	$0.11	$(0.17)	$ 0.50	$(0.68)
Basic weighted average number of shares	7,455	7,049	7,317	6,935
Diluted income (loss) per share	$0.10	$(0.17)	$ 0.42	$(0.68)
Diluted weighted average number of shares	8,714	7,049	9,346	6,935

Per share data reflects a 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine Months Ended
	09-30-2001	09-30-2000
Operating activities:
Net income (loss)	$ 3,971	$ (4,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,166	1,492
Amortization of capitalized development costs and goodwill	165	337
Change in operating assets and liabilities:
Accounts receivable	293	5,719
Notes receivable-trade	(1,733)	405
Inventories	(307)	(1,926)
Prepaid expenses and other current assets	295	(1,741)
Accounts payable and accrued expenses	2,596	(1,585)
Deferred revenue	(2,396)	740
Net cash provided by and (used in) operating activities	4,050	(1,014)

Investing activities:
Notes receivable-other	--	885
Purchases of property and equipment	(1,207)	(1,266)
Capitalized development costs	--	(55)
Investment in restrictive stock & investment fund	(532)	(1,112)
Net cash used in investing activities	(1,739)	(1,548)

Financing activities:
Stock issuance pursuant to stock plans	1,481	1,234
Proceeds from issuance of Series B preferred stock	--	8,971
Payments on long-term debt and capital leases	(781)	(5,232)
Net cash provided by financing activities	700	4,973

Effect of foreign exchange rate changes on cash and cash equivalents	230	(744)
Net increase in cash and cash equivalents	3,241	1,667

Cash and cash equivalents at beginning of period	3,806	813
Cash and cash equivalents at end of period	$ 7,047	$ 2,480

See accompanying notes.

Item 1. Financial Statements (continued)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of significant accounting policies

Organization

Tripos, Inc. is a leading provider of discovery chemistry, integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. We integrate information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by our clients.

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

Our customers, a number of which are industry leaders, use our products and services to reduce product discovery costs and time, and to accelerate the development of major new products. To date, Tripos has entered into strategic alliances with numerous pharmaceutical and biotechnology companies. Certain of these contracts provide for recurring payments for products and services over the course of the contract term and may well lead to milestone payments or royalty arrangements for new product discoveries. Tripos has a geographically diverse customer base, with approximately half of its revenues derived from European and other customers outside the United States. Tripos has a worldwide sales force with offices throughout the United States, in England, France and Germany, representatives throughout the Pacific Rim, and its Tripos Receptor Research chemistry laboratories in England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards. In the quarter ended September 30, 2001, the effective tax rate was reduced to 30% from 35% to reflect management's estimate of such rate for the fiscal year ending December 31, 2001 and includes the utilization of some loss carryforwards. The impact on net income for the three-months and nine-months ended September 30, 2001 was $241, or $.03 per diluted share, respectively.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows:
	Three-month Period		Nine-month Period
	09-30-2001	09-30-2000	09-30-2001	09-30-2000
Net income (loss)	$ 956	$ (1,071)	$ 3,971	$ (4,455)
Unrealized gain (loss) on marketable securities	(12,926)	16,905	(1,344)	16,905
Foreign currency translation adjustments	355	(281)	(109)	(703)
Comprehensive income (loss)	$(11,615)	$ 15,553	$2,518	$ 11,747

Item 1. Financial Statements (continued)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2001 and December 31, 2000 are as follows:
	09-30-2001	12-31-2000
Foreign currency translation adjustments	$(266)	$(156)
Unrealized gain (loss) on marketable securities	6,191	7,534
Accumulated other comprehensive income (loss)	$5,925	$7,378

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended September 30, 2001 and 2000. The denominators for the quarters ended September 30, 2001 and 2000 reflect the 2-for-1 stock split effective on February 5, 2001.
	Three-month Period		Nine-month Period
Numerator:	09-30-2001	09-30-2000	09-30-2001	09-30-2000
Numerator for basic earnings per share--net income (loss) allocable to common shareholders	$842	$ (1,184)	$3,634	$ (4,747)
Add back preferred dividends (Note A)	--	--	337	--
Numerator for diluted earnings per share--net income (loss)	842	$ (1,184)	$3,971	$ (4,747)
Denominator:
Denominator for basic earnings per share-- weighted average shares	7,455	7,049	7,317	6,935
Effect of dilutive securities:
Employee stock options (Note B)	1,259	--	1,211	--
Preferred shares (Note A)	--	--	818	--
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	8,714	7,049	9,346	6,935
Basic income (loss) per share	$0.11	$(0.17)	$0.50	$(0.68)
Diluted income (loss) per share	$0.10	$(0.17)	$0.42	$(0.68)

Note A: Weighted average shares outstanding for both the three- and nine-month periods ending September 30, 2000 and the three-month period ending September 30, 2001 were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: Employee stock options to purchase shares of the Company's common stock were not included in the September 30, 2000 computations of diluted earnings per share because the effect would have been anti-dilutive.

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
	09-30-2001	12-31-2000
Raw materials	$ 233	$ 580
Work in process	848	348
Finished goods	4,702	4,323
Reserve for obsolescence	(1,179)	(906)
Total inventory	$4,604	$4,345

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

The mortgage note under the current credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999 (outstanding balance at September 30, 2001 was $2,947). Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.81% through April 30, 2002. A second swap was entered into that fixed the rate from May 1, 2002 to April 30, 2003 at 7.40%. The revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the three-year commitment period. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. At September 30, 2001, no borrowings were outstanding.

(7)     Series B Preferred Stock

On February 4, 2000, Tripos issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum are payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock may be converted, at the option of the holder, into two shares of Tripos' common stock. The preferred stock is mandatory redeemable at the option of the holder at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder has provided notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the periods ending September 30, 2001 and December 31, 2000 are as follows:
	09-30-2001	12-31-2000
Issuance of Series B Preferred Stock	$8,970	$8,970
Dividend accretion	743	406
Total Preferred Stock	$9,713	$9,376

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning with the first quarter of 2002. The effect of applying the non-amortization provisions of the Statement is expected to be immaterial based on existing intangible assets. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Item 1. Financial Statements (continued)

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

Tripos has entered into discovery research agreements for custom compound library design and synthesis as well as software consulting services arrangements to provide data integration, chemistry research process organization and other custom informatics solutions. We recognize revenue related to discovery research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues had previously been included in Research & Development ("R&D") expenses. These costs are now presented in Cost of Sales to better reflect their direct relationship to the corresponding revenues. Prior periods have been restated to reflect the reclassification of the expenses from R&D to Cost of Sales.

(10)     Significant Customers

During the first nine months of 2001, revenues from the sale of Software Consulting products and services to Bayer AG represented 15% of Tripos' net sales. For the same period in 2000, sales to Bayer AG accounted for 1% of total net sales.

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

Tripos generates its revenues from a diversified offering of products and services. Our foundation is the software license and support products we sell to the life sciences industries. Over 87% of software license revenues are sold to the pharmaceutical and biotechnology industries. Tripos licenses its software and support in the form of one to three-year renewable contracts for any of its more than 50 software modules available for sale.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for software consulting services. Tripos maintains a staff of specialists who use its proprietary data integration framework to configure customized solutions for data management. Revenue is generated on multiple billable rate plans (per day, per hour, per annual full time equivalent) and is recognized as services are performed.

We leverage our expertise in chemical compound library design technology and synthesis to develop and manufacture general screening libraries for sale to the life sciences industries. The current library of over 85,000 highly pure and diverse compounds, is marketed under the name LeadQuest®.

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

Results of Operations

Net sales for the third quarter of 2001 were $11,949 compared to $5,702 in 2000, an increase of 110%. Net sales for the nine-months year-to-date were $32,463 and $16,176 for 2001 and 2000, respectively, an increase of 101%.

For the three-months ended September 30, 2001, software licenses sales increased 112% to $4,504. For 2001, we recorded strong software license business in the U.S. and Europe in addition to continuing collaborative software development contracts. Support revenues increased 3% to $1,958 compared to the third quarter of 2000. Discovery Services sales accounted for $2,683 in the third quarter of 2001 and $1,448 in the same period in 2000, an increase of 85%. This increase in Discovery Service business was attributed to orders for compounds in the quarter in addition to continued progress on discovery research projects. Hardware sales increased to $717 for this three-month period in 2001 principally due to a large sale to a pharmaceutical customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

For the nine-months ended September 30, 2001, software license sales increased 67% to $10,287. For 2001, we recorded strong software license business in the U.S., Europe and the Pacific Rim in addition to continuing collaborative software development contracts. Support revenues increased 3% to $5,885 compared to the first nine months of 2000. Discovery Services sales accounted for $5,598 for the first nine months of 2001 and $2,924 in the same period in 2000, resulting in an increase of 91%. This increase in Discovery Service business was from continued progress on the discovery research project with Lipha SA and strong compound sales. Hardware sales increased to $2,551 for the nine-month period in 2001. Sales to existing customers represent 91% of total net sales for the nine-month period ending September 30, 2001 compared to 86% in 2000.

Net sales for the Company's activities outside of North America represented approximately 39% and 58% for the three months ended September 30, 2001 and 2000, respectively, and were 49% and 54% for the nine-month periods of 2001 and 2000, respectively. Net sales in Europe increased 56% for the third quarter of 2001 compared to 2000 and accounted for 33% of net sales in both three-month periods. Net sales in the Pacific Rim, principally Japan, decreased 10% compared to the second quarter of 2000 and accounted for 6% and 14% of net sales for the respective periods. Year-to-date net sales in Europe increased 103% in 2001 compared to 2000 and accounted for 42% and 41% of net sales for the nine-month periods, respectively. Net sales in the Pacific Rim increased 5% compared to the first nine months of 2000 and accounted for 8% and 14% of net sales for the respective periods.

Cost of sales for the three-month period ending September 30, 2001 increased 130% compared to the same period in 2000. Cost of sales were $2,502 and $1,090 for the third quarter of 2001 and 2000, respectively. This change was due to increased costs directly related to higher sales of all products and services compared to the prior year. Cost of sales as a percent of net sales was 21% and 19% for the three-month periods in 2001 and 2000, respectively. Cost of sales were $7,211 and $3,449 for the first nine months of 2001 and 2000, respectively. For the nine-month period ending September 30, 2001, cost of sales increased 109% compared to the same period in 2000. This change was due to increased costs directly related to higher sales in all categories compared to the prior year. Cost of sales as a percent of net sales was 22% and 21% for the nine-month periods in 2001 and 2000, respectively.

Gross profit margin percentage for the third quarter of 2001 decreased to 79% from 81% of total net sales compared to 2000. For the nine months year-to-date, gross margin percentage decreased to 78% in 2001 from 79% in 2000. These changes in gross profit percentage are due to the mix of revenue in the periods.

Sales and marketing expenses increased 38% to $3,175 from $2,294 for the third quarter of 2001 compared to 2000. Sales and marketing expenses as a percentage of net sales were 27% and 40% for the three-month periods in 2001 and 2000, respectively. The decrease in percent to sales is due to higher net sales in the third quarter of 2001. Sales and marketing expenses increased 13% to $8,413 from $7,419 for the nine-month period in 2001 compared to 2000. Sales and marketing expenses as a percentage of net sales were 26% and 46% for the nine-month periods in 2001 and 2000, respectively. The decrease in percent to sales is due to higher net sales in 2001.

Research and development expenses increased to $3,335 from $2,313 and represented 28% and 41% of net sales for the three-month periods in 2001 and 2000, respectively. The increase in expense dollars reflects costs to perform research and continued development in each of our areas of expertise. Nine-month year-to-date R&D expenses were $9,057 in 2001 compared to $6,479 in 2000, 28% and 40% of net sales, respectively.

General and administrative expenses increased 41% to $1,861 for the third quarter of 2001 compared to $1,321 in 2000, and represent 16% and 23% of net sales for the respective periods. For the nine-month period ending September 30, 2001, G&A expense was $4,841 compared to $3,792 for the same period in 2000. The increase in G & A expenses in the 2001 periods are due to a one-time management consulting project completed in the quarter and bonus accruals.

Other income (expense) decreased from $245 of income for the third quarter in 2000 to expense of $33 in 2001. This change was primarily due to the effect of foreign currency transactions. Other income for the first nine months of 2001 was $2,732 compared to $508 in 2000 primarily as a result of the sale of shares of Arena Pharmaceuticals, Inc. common stock during Arena's secondary offering that occurred in June of 2001.

Income tax expense was $1,702 in 2001, which represented a year-to-date effective tax rate of 30%. No income tax benefit was recorded in 2000 due to the recognition of a valuation allowance on the future tax benefits of net operating losses in the U.K. Management believes that the net operating loss carryforwards, for which a valuation allowance was established, will be utilized in future periods. The effective tax rate utilized for the nine-months ended September 30, 2001 (30%) reflects management's estimate of such rate for the fiscal year ending December 31, 2001 and includes the utilization of some loss carryforwards. An adjustment was made in the third quarter to reduce the year-to-date effective tax rate down to the anticipated full year rate resulting in a lower than normal tax rate for the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity, Capital Resources and Capital Commitments

For the nine-month period ending September 30, 2001, net cash provided by operations was $4,050 primarily due to net income of $3,971, decrease in trade accounts receivable of $293 and prepaid expenses of $295, increase in accounts payable and accrued expenses of $2,596 along with depreciation and amortization of $1,166 and $165 respectively, which were offset by increases in inventories of $307, notes receivables of $1,733 and a decrease in deferred revenue of $2,396. For the nine-month in period ending September 30, 2000, net cash used by operations was $1,014 due to depreciation ($1,492), amortization ($337), decreases in accounts and notes receivable ($5,719 and $405) which were offset by the year-to-date net loss of $4,455, increases in inventories and prepaid expenses ($1,926 and $1,741), and a decrease in current liabilities ($1,585).

Cash used by investing activities in 2001 relates to property and equipment acquisitions ($1,207) needed throughout the company and an investment in the AM Pappas TechAmp II life sciences fund ($525). Cash used by investing activities in 2000 was related to purchases of property and equipment ($1,266) needed throughout the company and an increase in the investment in the restricted stock of Arena Pharmaceuticals (1,112) through the conversion of a note receivable and exercise of commons stock warrants.

Financing activities in 2001 generated funds from employee stock plans of $1,481 that were partially used to reduce outstanding debt ($781). In 2000, cash provided by financing activities came from the proceeds of the investment by Lion bioscience in Series B preferred shares ($8,971) and issuance of shares under Tripos' employee stock plans (1,234) offset by the payments on long-term debt and capital leases of $5,232.

The Company anticipates that current working capital of $23,131 together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund its operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

          None

          (b) No reports on Form 8-K were required to be filed during the period from June 30 to September 30, 2001.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	November 15, 2001	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 15, 2001	/s/ B. James Rubin
Senior Vice President and Chief Financial Officer,
Secretary

Date:	November 15, 2001	/s/ John D. Yingling
Vice President and Chief Accounting Officer,
Assistant Secretary