Form 10-K
period 2001-12-31
TRIPOS INC
filed 2002-03-28
CIK 920691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 2002, was $133,588,426 (based upon the March 11, 2002 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 11, 2002, there were 8,568,571 shares of the Registrant's Common Stock outstanding with a par value of $0.005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2002 are incorporated by reference into Part I and III.

Part I

Item 1.  Business

Overview

Our discovery software, enterprise software consulting service solutions and discovery research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the hands-on understanding of the challenges facing pharmaceutical research scientists to deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds or aiding our partners' design of new chemical compounds that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research and development activities.

We have formed strategic relationships with major pharmaceutical companies and emerging biotechnology companies based on their use of some or all of our products and services. A representative list includes:

Arena Pharmaceuticals	Novo Nordisk
Arrow Pharmaceuticals	Pfizer
Astra-Zeneca	Schering AG
Bayer	Signase
Bristol-Myers Squibb	Warner Lambert
Cyprotex	The Wolfson Institute
Merck

In addition, we recently entered into a joint marketing alliance with Accenture LLP to provide a comprehensive, customized 'scientific workbench' directed toward the largest pharmaceutical companies worldwide. This service will integrate research organizations' information sources with new communications processes and systems to transform knowledge creation, collaboration and decision-making across the discovery organization.

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis, and design. In building our discovery services and enterprise consulting capabilities, we have focused on developing an integrated suite of offerings and on achieving disciplined financial goals intended to result in positive contributions to profitability and cash flows. Accordingly, we have generated net income and positive cash flow starting with the quarter ended December 31, 2000, and have recorded net income allocable to common shareholders of $5.4 million on total revenues of $49.1 million for the year ended December 31, 2001. Our chemistry research activities have also created an opportunity for us to participate in therapeutic collaborations with certain of our customers, providing us an ownership interest in early-stage new drug candidates.

Our business model is based on deriving recurring revenues from our discovery software, enterprise software consulting services, and discovery research business, as well as on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a description of each area of our business:

    Discovery Software. Our SYBYL® and UNITY® software suites are the core of our discovery software offerings. These suites offer integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, agrochemical, biotechnology and related areas of research. We offer over fifty (50) software products for these research areas.

    Enterprise Software Consulting Services. Through our enterprise informatics consulting services, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our proprietary MetaLayer™ "middleware" software integrates chemistry and biology data of disparate types and sources that cannot be effectively managed on our customer's existing information technology platforms.

    Discovery Research. Our Tripos Receptor Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We also collaborate with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets in which we obtain an ownership or economic interest in the products resulting from our research.

          Tripos was founded in 1979 by Professor Garland Marshall of the Washington University Medical School to commercialize discovery software tools and was purchased from the founder in 1987 by Evans & Sutherland Computer Corporation ("E&S"). In 1994, Tripos was subsequently spun-off in a tax-free distribution to E&S shareholders. We acquired our chemistry research capabilities, based in Bude, Cornwall, England, in 1997 and also began offering enterprise informatics services in 1997.

Industry Background

The demand for our products and services is driven by fundamental change in the business of the largest pharmaceutical companies. These companies face significant pressures to develop new drugs that can generate substantial return on development costs while also contributing to improved health and life expectancy. According to the Tufts Center for the Study of Drug Development, the average cost to bring a new medicine successfully to market can reach $800 million. The pressures are twofold: to reduce the time (and therefore the cost) of developing new drugs, and to discover and develop a greater number of new drugs. Many large pharmaceutical companies are not meeting growth objectives. To maintain current levels of profitability, executives at large pharmaceutical companies project a need for a minimum of five new chemical entities (blockbuster drugs) each year, yet the industry average is less than three per year. As a result of these pressures, the methods by which large pharmaceutical companies are conducting their research and development activities are changing rapidly.

Outsourcing. For the past two decades, pharmaceutical companies have consistently increased their research and development activities, often by double-digit rates, in an effort to increase their product pipelines. As the pressures to continue product development growth while rationalizing research and development expenditures increases, pharmaceutical companies have turned increasingly to outsourcing. In the past, pharmaceutical companies have outsourced tasks such as management of clinical trials or certain parts of the manufacturing process. Beginning in the 1990s, research outsourcing by major pharmaceutical companies has dramatically increased due to pressures to decrease time-to-market, reduce costs, and improve the yield on internal research and development activities. According to Frost & Sullivan, by 2004 nearly 42% of all pharmaceutical drug development activities will be outsourced, as compared to 4% in the early 1990s. According to ING Barings, approximately 10% of early stage discovery activities are currently outsourced. The future influx of targets from genomics alone will result in a 20% to 25% growth rate in new drug targets, and is expected to further impact outsourcing. Due to these and other factors, estimates are that research outsourcing will reach $12 billion to $15 billion by 2004.

The Information Revolution. Rapid changes in industry, academic and government research in recent years have resulted in the generation of vast amounts of biomolecular, chemical and other scientific data. Included is information related to the gene sequence, variation, expression, and function, along with protein structure and function. When coupled with the attendant volumes of structure-activity data generated by high-throughput chemistry and high-throughput screening technologies, the quantity is overwhelming. In addition to a need for tools that enable analysis and decision-making on an unprecedented scale, there is increasingly an awareness that elucidating the relationship between biological targets and particular chemical compounds with which they interact could significantly streamline the success of drug discovery. Until recently, traditional drug discovery methods within pharmaceutical companies have not incorporated these relationships. In order to realize the full potential of the relationships that link genomics and chemistry, new information technology tools will be required.

Importance of small molecule drug discovery. Despite recent gains in biotechnology, small molecule drugs, which are invented and designed by chemists, remain the drugs of choice by healthcare professionals and their patients. Small molecule drugs have inherent advantages over protein-based therapeutics, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and ease of administering pills versus injections.

The Tripos Solution

Through our discovery software, software consulting for enterprise informatics solutions, and discovery research services we offer a total solution to address the research needs of our large pharmaceutical customers. We apply computational design and analysis skills in our laboratories, where we employ all of our software technologies, to develop new chemical entities for our customers. Applying this scientific discipline, we have developed and applied informatics solutions that incorporate the full array of genomic and other scientific data along with comprehensive data mining and analysis, to meet the need of the discovery scientist, whether on our staff or our customer's staff. By being an integrated provider, we are also able to apply the Tripos solution to work with smaller companies in therapeutic collaborations using our tools and services where we may participate in the success of a particular therapeutic product through joint ownership in compounds or in the collaborator or both.

The key elements to Tripos' unique offering are the integration of the science, software and information technology into a complete solution for use in customers' drug research and discovery process. To achieve this solution, we:

    Offer software tools with leading-edge capabilities in a variety of applications, including 3-D molecular simulation and prediction of molecular structure and activity, data storage and analysis and in silico screening for biological activity.

    Leverage our knowledge of life sciences and pharmaceutical discovery processes to develop enterprise informatics solutions that optimally integrate expansive and disparate databases of scientific information through a virtual data warehouse.

    Operate state-of-the-art chemistry research facilities and processes to deliver high-quality compounds that can most rapidly lead to new chemical entities.

    Work with customers to perform strategic chemistry research tailored to their specific research requirements.

Strategy

We seek to be a leading integrated provider of products and services for the drug discovery needs of pharmaceutical and biotechnology companies around the world. Key elements of our growth strategy are as follows:

Maintain Leading-Edge Discovery Software Capabilities. Relying on over two decades of leadership in this field, we will continue to invest in new releases of our discovery software tools, to develop new applications, and to create new technologies to meet the changing demands of the research chemist. We will also pursue software research and development collaborations with our customers to rapidly advance the state-of-the-art in computation while developing new products that we may market in the future.

Expand a Leadership Position in Enterprise Informatics Solutions. We believe that those pharmaceutical companies that master the information "crunch" facing the drug discovery process will be best able to exploit chemical, biological and other data effectively into the drug discovery process. We will continue to apply the domain expertise of our scientists to develop innovative solutions, such as our MetaLayer™ software for data integration. Through our collaboration with Accenture LLP and other relationships, we will seek to maximize our opportunities to deploy enterprise solutions for the largest and most advancing customers.

Drive Chemistry Research Efforts. We have fully integrated chemistry research and design capabilities that are driven by our in-depth knowledge of chemistry informatics and computer-aided drug discovery resulting in the highest quality research. We will continue to invest in our chemistry research facilities and in our scientific expertise due to our belief that these capabilities are fundamental in helping our customers meet their research and development needs.

Seek Therapeutic Collaborations on an Opportunistic Basis. We will continue to leverage our integrated solution to develop collaborative arrangements with promising pharmaceutical and biotechnology companies. When we believe that our solutions can help these companies develop promising products, we will seek to enter into collaborative arrangements in which we will benefit from the success of a product or of the collaborator itself. In addition, we are using our ChemSpaceTM and other informatics technology to actively search our chemistry knowledge-base for possible therapeutically interesting compounds that we may choose to develop ourselves and offer in a research program to customers or collaborators.

Pursue Strategic Arrangements and Acquisitions. We will continue to seek strategic arrangements with large and small life sciences companies. We will also be attentive to opportunities to acquire assets or businesses that will expand or compliment the strengths in our areas of expertise.

Products and Services

The Tripos solution is based on our ability to deliver an integrated offering of technologies for in silico discovery, enterprise informatics, information-rich chemical libraries, and collaborative chemistry. The following summarizes some of the key components of our products and services.

Software Solutions

Discovery software offers customers the ability to accelerate the identification and optimization of new compounds that have the potential to become products. Tripos' design tools improve the efficiency of the research process by identifying physical and structural properties of molecules that are likely to make them suitable as drugs, then use this information to design novel molecules that possess these properties. These calculations are based on complex pattern analysis and 3D simulation of chemical structures and behaviors, and often involve many thousands of molecules. By viewing and analyzing the results of calculations done with Tripos' software products, scientists can make decisions about which compounds to move forward in their research. Tripos discovery software enables scientists to avoid costly synthesis and testing expenses for chemical compounds that are not likely to be effective and to quickly design the experiments most likely to advance a project. Our proprietary software is used by scientists at major research facilities around the world to manage, analyze and share biological and chemical information.

The information produced through our expert design environment can be easily accessed and reviewed by scientists such as medicinal chemists and biologists who are not computational specialists. This easy communication and collaboration is accomplished through our chemical intranet technology.

The cornerstone of our discovery software suite is SYBYL® , an expert platform for molecular design, analysis, and visualization. The SYBYL product is a comprehensive computational tool kit that simplifies and accelerates the discovery of drugs and new chemical entities. Our software supports the following application areas:

Application Area	Major Products	Description
---------------------------------	----------------------------	---------------------------------------------------
Chemical Information Systems	UNITY® ChemEnlighten™ CONCORD*	-Create and search chemical and biological databases -Tools for selecting compounds with specified properties from very large libraries
---------------------------------	----------------------------	---------------------------------------------------
Combinatorial Chemistry and Molecular Diversity	Legion™ CombiLibMaker™ Selector™ DiverseSolutions™ *	-Build virtual libraries of 100,000 compounds or more -Design subsets of virtual libraries to meet experimental requirements
---------------------------------	----------------------------	---------------------------------------------------
Desktop Modeling and Data Analysis	Alchemy™	Non-expert system for building and viewing the structures of molecules and calculating their properties
---------------------------------	----------------------------	---------------------------------------------------
Virtual High-Throughput Screening	FlexX™ CScore™	Dock chemicals into the 3D structure of a receptor and assess their suitability as drugs.
---------------------------------	----------------------------	---------------------------------------------------
Molecular Modeling and Visualization	MOLCAD™ Advanced Computation MM3(2000) ™ AMPAC™	-Build, view, and compare molecular structures -Calculate molecular properties.
---------------------------------	----------------------------	---------------------------------------------------
Structural Biology and Bioinformatics	Biopolymer Composer™ GeneFold® SiteID™	-Predict, build, and analyze the 3D structures of proteins -Identify protein function from sequence; analyze protein binding sites
---------------------------------	----------------------------	---------------------------------------------------
Pharmacophore Perception	DISCO™ GASP™	-Overlay molecules -Identify common features of molecules that bind to the same receptor
---------------------------------	----------------------------	---------------------------------------------------
Structure-Activity Relationships	QSAR with CoMFA® Distill™ HQSAR™	Statistical and pattern recognition tools that allow researchers to identify what elements of known drugs are important for activity
---------------------------------	----------------------------	---------------------------------------------------

* licensed to Tripos from the University of Texas, Austin

Enterprise Informatics Solutions.

With our software consulting services group, we are uniquely positioned to meet the growing demand in the life sciences industries for integrated, managed, accessible information that spans all aspects of an organization's research efforts. The highly specialized research environments of these industries require an experienced understanding of the discovery process. We draw upon over two decades of experience developing scientific software applications for the pharmaceutical and biotechnology industries. Our highly trained scientists and engineers work in scientific software consulting teams to build exceptional enterprise applications specifically designed for research decision support.

To increase productivity and reduce time and cost in developing new chemical entities, customers must make faster, more precise decisions. Our innovative MetaLayerTM data integration software, implements a virtual data warehouse that integrates diverse cross-corporate data sources into a single repository of accessible information. The MetaLayer software allows any network-client access to all distributed data or application information.

Our consulting services are available to assist at all stages of an information technology project, including:

Analysis and Specification: We are skilled at interviewing end-user scientists to determine essential business tasks, current business logic, and workflow. We can perform this phase of a project independently or work with other consultants that are engaged by the customer, in order to ensure that the highest level of scientific understanding is part of any ongoing project. Our scientific software teams are experienced at determining the functional, performance and interface requirements of a new application. We enlist real users for paper prototype systems to assist in validating requirements, as well as ensuring a complete and shared understanding of the system requirements.

Research and Design: Our scientific skills help the customer develop novel methods for drug discovery. We have the inside edge for modifying and extending existing Tripos drug discovery software to explore new ideas. Our software engineers are skilled in data modeling and object-oriented design, which reduce the risks involved in engineering complex chemical and biological information systems.

Implementation and Maintenance: Our large staff of Ph.D. scientists, with real industry experience, is skilled in all vital discovery research, computational, data mining, analysis and visualization techniques as well as web-related technologies. We created the first significant and industry- recognized chemistry applications to be written in Java and we are an industry leader in providing high-quality and high-value customer support for scientific software applications. Our customers have always ranked us highly when it comes to providing helpful and timely assistance.

We are excited about our recently announced joint marketing alliance with Accenture LLP which is intended to develop a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies. This relationship will further leverage our domain expertise in chemistry research with Accenture's prominent position in systems consulting and knowledge management to advance the development of improved research processes.

LeadQuest® Compound Library and Discovery Research Services.

The foundation of our discovery research business is our LeadQuest® product, a growing compound library of more than 85,000 compounds that meet our stringent diversity and purity criteria. The LeadQuest® compounds are based on a general understanding of biological relevance and are suitable for initial screening of any biological test system. The LeadQuest library is an efficient source of compounds for screening that eliminates redundant and impure samples from the screening effort. When compounds in the LeadQuest library demonstrate appropriate activity in company assays, we can quickly design and synthesize hundreds of similar compounds for follow-up screening and lead optimization.

We strive for high levels of purity in order to make the screening process efficient and cost-effective. All compounds are subject to thorough analytical testing, and purity data is made available to customers. The design strategy behind the LeadQuest library exploits our proprietary and patented ChemSpaceTM technology, and improves the efficiency of the screening process by minimizing the number of compounds that need to be screened in order to find a lead compound. The compounds in the LeadQuest library represent chemistry space uniformly while minimizing overlap with an existing screening repository and avoid redundant sampling

Our discovery research capabilities enable us to partner with pharmaceutical or biotech companies to enhance the effectiveness of their research programs. We offer our partners expertise in compound design, compound synthesis, molecular analysis, lead discovery, lead optimization, and medicinal chemistry to facilitate research activities. For instance, using our LeadQuest® library, in concert with biological data generated as part of a drug discovery program, we can specially design focused libraries suitable for further research by our customer. We accomplish this by again using our ChemSpace™ technology to accelerate the discovery of new chemical entities with the desired pharmacological profile. Teaming ChemSpace with data available in the public domain (patent filings, published research, etc.) allows our scientists to provide our Lead HoppingTM services to navigate through heavily researched and protected areas to find novel chemical families of structures.

Our discovery research capabilities, acquired in 1997 and dramatically expanded during 1998 and 1999, are based in Bude, Cornwall, England. Scientific staff housed in this facility currently numbers over 80. We expanded our research center to 25,000 square feet in 1999 and plan to add significantly to capacity over the next few years.

Hardware Sales

We also resell computer systems to our customers upon request. We do not have an inventory of systems on-hand, but merely facilitate the customers' orders. We provide this service as a convenience to our customers and neither expect nor realize high margins on these products.

Collaborations and Customer Relationships

Our growth strategy is based on expanding relationships with large pharmaceutical companies to offer multiple Tripos products and services to enhance their drug discovery operations. Below are some of our major collaborations:

Accenture. In February, 2002 we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical and biotech companies. Our discovery and enterprise informatics software and our domain expertise in implementing software-based solutions for chemistry research activities is expected to form a substantial part of the integrated systems designed for implementation with Accenture. As part of this arrangement, we issued 32,520 shares of common stock valued at $1.0 million to Accenture upon entry into this arrangement and agreed to issue another $1.5 million of stock, based upon prevailing market prices, when a full marketing program is launched.

Pfizer. In January, 2002, we entered into three key arrangements with Pfizer:

    a multi-million dollar, multi-year agreement with Pfizer to license the Tripos suite of discovery software technologies, including the SYBYL and UNITY software products, to Pfizer research locations worldwide.

    a three-year, multi-million dollar collaborative agreement with Pfizer to develop and deploy our new LITHIUM™ software platform designed to enhance the speed and accuracy of drug discovery.

    a strategic collaboration for up to four years and $100 million to design, synthesize and purify high-quality, drug-like compounds to expand Pfizer's chemistry compound collection. The contract calls for a minimum two-year commitment from Pfizer.

Astra-Zeneca. In September 2001, we entered into a multi-year, multi-million dollar agreement with Astra-Zeneca to provide the SYBYL® suite of in silico drug discovery technologies to scientists throughout their worldwide organization. We are providing our discovery software technologies for lead identification and optimization in order to enable database searching to locate possible drug candidates, perform virtual testing on those candidates, and guide scientists seeking to improve or identify the effectiveness of the best candidates.

Schering AG. In September 2001, we entered into an agreement with Schering to build a global enhanced chemical information management system that integrates Schering's compound research and inventory data. The system will track research activities, such as synthesis and reactions, and will deploy our ChemCoreTM software, a comprehensive information-enriched chemical tracking system that incorporates our MetaLayerTM software.

Bristol-Myers Squibb. In December 2000, we initiated the first phase of a program with Bristol-Myers Squibb to design and implement an integrated research informatics system. Working with Bristol-Myers Squibb and Accenture LLP, we are developing an enterprise-wide program to provide a new decision support capability to accelerate drug discovery. The system incorporates our MetaLayerTM software.

Novo-Nordisk A/S. In November 2000, we entered into a research collaboration with Novo Nordisk A/S to design and develop new software products for pharmaceutical research, focused on innovative ways to analyze the interactions between potential new drugs and their targets to accelerate the drug discovery process. We expect that these new software tools will describe and compare the three-dimensional arrangement of key molecular elements of potential drugs and the receptor sites that they will attack. The new software builds on and extends methods for understanding receptor-ligand interactions that are used throughout the pharmaceutical industry.

Bayer AG. In October 2000, we entered into a three-party arrangement with Bayer and LION Bioscience to provide Bayer with an integrated cheminformatics technology to speed Bayer's identification of lead candidates for its drug and agricultural chemical programs. We are working with LION to develop and install a new platform combining bioinformatics and cheminformatics that will integrate our MetaLayer enterprise-wide cheminformatics portal.

Merck KgA - Lipha S.A. In June 2000 we entered into a one-year, multi-million dollar discovery research agreement with Lipha S.A., a subsidiary of Merck KgA, to utilize a wide range of Tripos technologies for the discovery of novel drug candidates for the treatment of metabolic and associated diseases. We used information from our LeadQuest® general screening library and proprietary ChemSpaceTM library design technology, along with information generated from pharmacokinetic screens, to develop novel drug candidates.

Pfizer, Inc. In January 2000, we entered into a collaborative agreement with Pfizer Global Research and Development for new informatics methods to enhance the effectiveness of high-throughput screening for drug discovery. We are working with Pfizer to design, develop and test a wide range of methodologies and software tools for the analysis, interpretation and follow-up of high-throughput screening data.

Arena Pharmaceuticals. In 1997, we invested in Arena to obtain access to biological targets, for co-development with Arena, that demonstrated the value in our integrated offerings of informatics and chemistry. By teaming our expertise with Arena's novel biological technology, the joint effort resulted in identification of lead series drug candidates in less than nine months and at a considerable savings compared to industry averages. Today, we still retain a 30% ownership position in the lead series currently in development as well as shares of Arena's common stock.

Signase. During 1999, we made an in-kind investment of products and services to this biotech start-up in exchange for a royalty percentage of certain candidates in the cancer therapeutics area.

Wolfson Institute. As with Arena, Tripos collaborated with the Wolfson Institute to co-develop therapeutic candidates. Results of the collaboration mimic those of the Arena relationship in that the time from concept to lead series was significantly reduced and costs contained to levels well below industry averages for similar discovery work. Tripos retains a substantial equity ownership in the lead series, but has no ownership in the Institute.

Arrow Therapeutics In 1998 Arrow, an antimicrobial drug discovery company, entered into a collaborative agreement for the development of relevant compound libraries we designed for an Arrow-specified target. In exchange for our design and synthesis services, we will receive product and license royalties from commercialization by Arrow of the lead compound, for which a patent has been filed listing us as a co-inventor.

Sales, Marketing and Distribution

We market our software products directly in the U.S. and Europe, through an exclusive distributor arrangement in Japan, and through non-exclusive agency relationships in Brazil, Korea, China, Singapore, and India. On December 31, 2001, our sales force consisted of 43 management, technical, sales and administrative employees: 18 for the United States and Canada, 23 in Europe, and 2 for the Pacific Rim. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. We also maintain sales offices in California, New Jersey, Massachusetts, and near London, Paris and Munich.

The sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as with the pharmaceutical and biotech industries we serve. Our sales representatives are compensated through a combination of base salary, commissions and bonuses based on quarterly and annual sales performance. In addition, our pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive total compensation determined in part by their success in supporting and generating sales in a particular territory.

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

We market our workstation-based software products in a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per module. Network-based licensing is available, based on a count of the number of simultaneous users. We also have one, two and three year token license options that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms. Our customer base has migrated to token and term license renewals based on the flexibility to access more of our software products. These arrangements provide a more predictable recurring revenue stream from the periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their needs.

Enterprise consulting services are sold on a collaborative basis by salespeople and scientists directly to chemistry research management and information technology departments. Each contract is negotiated based on the custom software service needs of the customer. The term of the contract is highly variable but current examples range from two weeks up to three years. Tripos provides programming and scientific expertise on a cost plus margin basis. Services may include specification, gap and risk assessment, or full biological and chemical data integration. Our proprietary MetaLayerTM software may be installed at a client site to integrate global information to the desktop. This technology has a license fee and annual maintenance fees.

Sales of the compound libraries are made through our sales teams and distributors. The LeadQuest® library now includes over 85,000 compounds that are available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and we retain no trailing rights to the compounds once purchased by a customer. LeadQuest® high-throughput screening libraries are novel, diverse, high-quality, drug-like compounds that serve as a pathway to more extensive discovery research services.

Discovery research collaborations are offered through a team comprised of salespeople, scientists and members of the senior management staff. This approach is best suited for the long cycle required in developing meaningful partnerships with key customers for outsourcing or collaborating on discovery research projects.

We exhibit our products and services at various scientific conferences and trade exhibitions, including national and regional conferences of the American Chemical Society, at the InfoTech Pharma Conference, a variety of IBC Drug Discovery Conferences, Society for Biomolecular Screening Conference and CHI High-throughput Screening for Drug Discovery Conference and others. Our scientists frequently publish and present results of original research at these and other conferences throughout the world.

Customer Training, Service and Support

Software licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided under an annual fee arrangement. Approximately 87% of our commercial customers and 49% of our academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to utilize our products effectively.

We offer customer training in the use of our products through staff knowledgeable in both chemistry and computer science. We send technical newsletters, bulletins, and advance notification about future software releases to our customers to keep them informed and to help them with resource allocation and scheduling. We also sponsor seminars throughout the world for our customers, involving presentations both by our personnel and guest lecturers. These seminars are designed to enhance customer understanding of our products and their potential utilization as an aid to customer research requirements. We currently provide our customers with advice on computer system configuration management and frequently provide customers with consulting advice in addressing particular research questions as part of the normal pre- and post-sales process.

Significant Customers

During 2001, we obtained 14% of our global revenue from Pfizer, Inc. and 10% from Bayer AG spanning most, if not all, of our products and services. No other individual customer accounted for over 10% of total revenue.

International Sales

We sell software and compound products through our wholly-owned subsidiaries in Europe and through a network of distributors in the Pacific Rim, Australia and India. Net sales from our activities outside of North America represented approximately 47%, 57% and 55% of total net sales in 2001, 2000 and 1999, respectively, with Europe accounting for 40%, 47% and 46%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. See Note 7 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.

Research and Development

We believe our position as a leader in discovery products and services will depend in large part on our ability to enhance our current product line, develop new products, maintain technological competitiveness, integrate complimentary third-party products and meet a rapidly evolving range of customer requirements. We intend to continue to make substantial investments in product and technology development to meet our customers' demands.

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

Our research and development activities are undertaken by our discovery software group and our discovery research group. The discovery software group, composed of chemists and other scientists, works closely with customers to identify market needs for new products. Upon identification of a market need for a new product, the discovery software group collaborates with our software engineers to develop requirements and specifications, implement code and perform regression tests for the new product. Separate quality assurance, environment management and systems groups manage the final release, documentation and porting of the new product to all supported platforms. In addition, we fund research at certain academic institutions. We believe that this funding allows us to gain access to significant technology not otherwise available. Also, we enter into funded research and development arrangements with major pharmaceutical customers to develop software tools crucial to high throughput research environments and for other emerging issues in life science chemistry.

In September 1998, we opened our first laboratory facility (6,600 sq. ft.) suitable for complete chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries in our internal therapeutic collaborative work with Arena Pharmaceuticals and the Wolfson Institute. In May 1999 we opened our second and larger laboratory facility (18,400 sq. ft.), providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. By the end of 1999, we had reached our targeted monthly synthesis and purification rate. The inventory of compounds of the LeadQuest® library has subsequently increased to over 85,000 highly pure compounds available for sale. In addition to LeadQuest® library synthesis, we have the facilities and staff to perform several contract research projects concurrently. Presently, these facilities serve customers' contract research needs and continue to add to the LeadQuest® library. Our future plans include expansion of our chemistry facilities to accommodate incremental business opportunities.

Research and development expenses include all costs of software development and maintenance and any non-capitalizable research associated with the validation of compound libraries or discovery research projects. In accordance with Statement of Financial Accounting Standards No. 86 and AICPA Statement Of Position 98-1, Tripos capitalizes software development costs for both external and internal use. Net capitalized software development costs were $295,000 at December 31, 2001.

Tripos has entered into consulting contracts with certain customers that provide for collaboration in customizing chemical compound libraries for drug discovery in specific therapeutic areas. We recognize revenue related to such agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis.

Production

Our software production operations consist of assembling, packaging, shipping of software and database products along with documentation needed to fulfill orders. Outside vendors provide printing of documentation and manufacturing of packaging materials. We typically ship our software products promptly after the acceptance of a customer purchase order and the execution of a software license agreement. Accordingly, we do not generally have any significant software backlog, and we believe that a backlog at any particular time, or fluctuations in backlog, are not indicative of sales for any succeeding period.

Enterprise software consulting service contracts may be structured under a variety of terms including billing for hours worked, successful delivery of milestones or fixed-price contracts. Staff assigned to these contracts are located in the U.S., U.K. and periodically on-site at the customer's location. These contracts may contain provisions for license fees on the core technologies delivered at the inception of the project or for the system software activated upon completion of the contract. Quarterly revenues and costs from software consulting will vary due to the mix of contracts being serviced in any particular quarter and the timing of the recognition of any applicable license fees.

Discovery research services and LeadQuest® chemical compound production are performed and carried out at Tripos Receptor Research in Bude, England. With respect to discovery research projects, they vary in size, scope and length of time to complete. Discovery research agreements may include technology access fees, full-time equivalent billing rates, trailing rights in the form of milestone payments or royalties. Certain projects include management of biology screening processes performed by third-parties. The unpredictability of chemistry reactions may impact the rate of progress on research contracts and lead to fluctuations in revenue recognition.

LeadQuest® compound sales are shipped shortly after the execution of a sales contract between the customer and Tripos. The potential for backlog exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received, and availability of product.

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws to protect our intellectual property. License and non-disclosure agreements are used to establish and protect the proprietary rights in our products. We hold four key patents in the area of analysis of the relationship of chemical structure to activity; one issued in the early 1990's on our SYBYL QSAR product, another issued in 1998 on our Hologram QSAR, and two on our ChemSpace technology issued in 2001. From 1996 to early 2002, we applied for ten (10) other software patents and, jointly with collaborators, for an additional three (3) composition-of-matter or related use patents. The source code for our products is protected both as trade secrets and as unpublished, copyrighted work. In addition, our core software products are developed and manufactured only at our St. Louis facility. We do not disclose the source code for our products to any of our distributors. We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years. Also, upon request, Tripos has placed source code in escrow for the benefit of a minimal number of designated customers for limited support purposes on a contingency basis. All major software products are shipped from our St. Louis facility under a technical license management system that governs access. Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do business. The markets in which we compete are characterized by rapid technological change. While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

We license our workstation software through the execution of license agreements. We license our personal computer software products by use of a "shrinkwrap" license. A "shrinkwrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product and is intended to bind the purchaser, by the purchaser's acceptance of the software, to such terms and conditions.

We have a number of contracts with academic institutions and individuals providing us the right to license, market and use technology developed outside the company. These products enhance our ability to offer an enriched product line and represent a material percentage of our annual revenue.

Our general screening and targeted compound libraries, which are manufactured and shipped by Tripos Receptor Research from their Bude, England facilities, and the related synthesis methods and approaches, are protected as trade secrets by non-disclosure agreements and other means. Compound, consulting, discovery research and collaborative agreements we enter require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.

Competitors

We operate in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards. We compete with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. Our discovery services group competes with other vendors for the sale of contract research, focused compound libraries and diverse compound screening libraries.

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

Employees

As of December 31, 2001, we had a total of 267 employees, of whom 151 were based in the United States and 116 were based internationally. Of the total, 64 were engaged in marketing, sales and related customer-support services, 90 in software product development and consulting services, 74 in chemistry laboratory activities and 39 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

Executive Officers of the Registrant

The information required by this item is included in the Proxy Statement in connection with our Annual Meeting of Shareholders to be held on May 7, 2002 under the caption "Management", and is incorporated herein by reference.

Item 2.  Properties

Our principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. We own these facilities which are financed by a mortgage note. Laboratory facilities in Bude, England are also owned by the Company. We lease two domestic sales and service offices in Shrewsbury, New Jersey and South San Francisco, California. Our European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any pending or threatened litigation that could have any material adverse effect upon its business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2001.

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

	2001		2000
	High	Low	High	Low
First quarter	$17.69	$10.00	$19.50	$5.06
Second quarter	$14.92	$7.05	$13.00	$7.13
Third quarter	$20.56	$10.76	$15.38	$9.25
Fourth quarter	$22.05	$14.85	$15.00	$9.88

Note: values represent an adjustment for the 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

We had approximately 1,000 shareholders of record and 2,600 street name holders as of December 31, 2001. We have not declared or paid any dividends on our common stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future. In February 2000, we sold 409,091 shares of Series B Convertible Preferred Stock in a private placement transaction to LION bioscience AG ("LION"). The Series B shares carried a dividend rate of 5% payable in cash or stock at the holder's option, were redeemable in February 2005, and were initially convertible into shares of Common Stock on a two-for-one basis. On January 29, 2002, LION converted the Series B shares into 818,182 shares of Common Stock and was paid accrued dividends of $892,600 in cash. On February 7, 2002, LION sold all of its shares through a broker in a series of block trades.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
	Year ended	Year ended	Year ended	Year ended	Year ended
Consolidated Statements of Operations	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
In thousands, except per share amounts	2001	2000	1999	1998	1997
Net Sales:
Discovery software	$ 15,962	$ 11,479	$ 10,383	$ 10,723	$ 10,015
Support	7,880	7,628	8,154	7,928	7,209
Software consulting services	9,747	1,523	526	916	102
Discovery research	12,024	5,398	5,185	2,831	7,737
Hardware	3,470	2,996	3,001	3,174	5,125
	----------------	----------------	----------------	----------------	----------------
Total net sales	49,083	29,024	27,249	25,572	30,188
Cost of sales	13,875	7,481	7,125	7,326	9,999
	----------------	----------------	----------------	----------------	----------------
Gross profit	35,208	21,543	20,124	18,246	20,189
Operating expenses:
Sales and marketing	12,716	10,171	9,673	9,737	10,065
Research and development	10,190	8,349	8,080	5,622	3,810
General and administrative	7,537	5,508	5,569	4,182	2,940
	----------------	----------------	----------------	----------------	----------------
Total operating expenses	30,443	24,028	23,322	19,541	16,815
	----------------	----------------	----------------	----------------	----------------
Income (loss) from operations	4,765	(2,485)	(3,198)	(1,295)	3,374
Other income, net	2,686	260	1,183	1,404	511
	----------------	----------------	----------------	----------------	----------------
Income (loss) before income taxes	7,451	(2,225)	(2,015)	109	3,885
Income tax expense (benefit)	1,563	(171)	274	38	1,305
	----------------	----------------	----------------	----------------	----------------
Net income (loss)	5,888	(2,054)	(2,289)	71	2,580
Preferred dividends	450	406	--	--	--
	----------------	----------------	----------------	----------------	----------------
Net income (loss) allocable to common shareholders	$ 5,438	$ (2,460)	$ (2,289)	$ 71	$ 2,580
	=======	=======	=======	=======	=======
Basic earnings (loss) per share	$0.74	$(0.35)	$(0.35)	$0.01	$0.42
Basic weighted average number of shares	7,369	6,969	6,554	6,416	6,170
Diluted earnings (loss) per share	$0.62	$(0.35)	$(0.35)	$0.01	$0.37
Diluted weighted average number of shares	9,441	6,969	6,554	6,960	7,008

Consolidated Balance Sheet Data	(at year end)
Working capital	$ 26,424	$ 17,122	$ 6,351	$ 9,115	$ 9,544
Total assets	67,637	57,186	40,390	36,810	32,610
Long-term obligations, less current portion	3,067	314	8,224	5,514	3,367
Series B preferred stock	9,826	9,376	--	--	--
Total shareholders' equity	31,720	23,957	17,583	19,509	18,909

Notes:
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including, under the caption "Cautionary Statements-Additional Important Factors to be Considered." We are under no obligation to update any forward-looking statements in this section. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements.

Overview

We are a leading provider of discovery chemistry, integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. We combine information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by customers. Our products include proprietary discovery software tools to manage, analyze and share biological and chemical information; systems integration along with other software consulting services; diverse chemical libraries; collaborative and contract research for the discovery, synthesis, characterization and optimization of new chemical compounds that are active in biological systems.

We generate revenues from a diversified offering of products and services. We derived 49% of our 2001 revenues from discovery software products and support, 20% from enterprise software consulting services, 24% from discovery research products and services with the remainder from hardware sales. In 2001, over 86% of software license revenues were attributable to the pharmaceutical and biotechnology industries, with two customers (Pfizer at 14% and Bayer at 10%) representing 10% or more of total revenues.

We license software and support in the form of one to three-year renewable contracts for any of our more than 50 software modules available for sale. The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users. Variations in licensing levels range from the low hundred-thousands up to several million dollars and therefore may be sufficient to impact the comparability of quarterly results.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, MetaLayerTM software, to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as services are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies such as our MetaLayerTM and ChemCoreTM software. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars and therefore be sufficient to impact the comparability of quarterly results.

We develop and manufacture general screening compound libraries for sale to the life sciences industry. This has created the opportunity to offer follow-up discovery research services to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

We also act as a reseller of computer hardware in conjunction with software sales. Hardware sales are generally made to facilitate integration of our software into customer research activities and are not a focus of our sales activities. We act merely as an authorized reseller and do not maintain any inventory. Accordingly, margins on these sales are relatively modest.

Over time we have invested in collaborative internal drug discovery programs with Arena Pharmaceuticals, Arrow Pharmaceuticals, Signase and the Wolfson Institute. These collaborations have generated patented lead compounds that are actively being validated and pursued by our respective partners. Potential benefits of this activity are not included in any business models at this time and all related costs of these program investments have been expensed in prior years.

We license discovery software tools to customers, provide ongoing support, including upgrades selected by customers, and provide consulting services to customers that enable integration of our discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new software tools. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales.

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research. We believe that core selling and administrative costs will remain generally consistent as a percent of sales on an annual basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

During 1998 and 1999, we used our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to maintain capital infrastructure, reduce debt levels and conduct operations. In 2001, we benefited from these prior investments which have now generated positive cash flows.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be required to be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Our quarterly results can also be effected by the mix of revenue components. The variability of the timing, term, scope and magnitude of service-based contracts along with our ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):

	2001	2000	1999
Net sales:
Discovery software	33%	40%	38%
Support	16	26	30
Software consulting services	20	5	2
Discovery research	24	19	19
Hardware	7	10	11
	-------------------	-------------------	-------------------
Total net sales	100	100	100
Cost of sales: *
Discovery software	17	15	18
Support	1	2	2
Software consulting services	38	23	70
Discovery research	35	47	37
Hardware	91	91	93
	-------------------	-------------------	-------------------
Total cost of sales	28	26	26
Gross profit	72	74	74
Operating expenses:
Sales and marketing	26	35	36
Research and development	21	29	30
General and administrative	15	19	20
	-------------------	-------------------	-------------------
Total operating expenses	62	83	86
	-------------------	-------------------	-------------------
Income (loss) from operations	10	(9)	(12)
Interest income	1	2	1
Interest expense	(1)	(2)	(3)
Other income (expense), net	5	1	7
	-------------------	-------------------	-------------------
Net income (loss) before income taxes	15	(8)	(7)
Income tax expense (benefit)	3	(1)	1
	-------------------	-------------------	-------------------
Net income (loss)	12	(7)	(8)
Preferred dividends	1	1	--
	-------------------	-------------------	-------------------
Net income (loss) allocable to common shareholders	11%	(8)%	(8)%
	========	========	========

* As a percentage of the corresponding sales

Net Sales. In 2001, net sales increased 69% to $49.1 million from $29.0 million in 2000, which was up 7% over the $27.2 million recorded in 1999. The increase in 2001 was attributable to growth in all areas, but most notably in discovery software (39%), software consulting (540%) and discovery research (123%). Several contracts we entered into in 2000 provided the basis for revenue growth in 2001 (Lipha, Bayer, Bristol Myers Squibb and others). We generate a substantial portion of our revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 57%, 62% and 63%, of total net sales in 1999, 2000 and 2001, respectively.

Net sales from our activities outside of North America represented approximately 47%, 57% and 55% of total net sales in 2001, 2000 and 1999, respectively, with Europe accounting for 40%, 47% and 46%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales.

List prices for our software products have remained relatively stable over the last few years. In mid-1997, we started selling token software licenses in addition to term licenses. A token license includes a minimum level of modules for a minimum total price. In 1999, 2000 and 2001, 54%, 40% and 46%, respectively of software license sales were sold in the form of a token license. As a result of selling more modules through token licenses, the average software license revenue per customer has increased.

Increasing net sales from period to period is dependent, in part, on our ability to introduce new products and services, which are accepted by the market, and on our ability to penetrate new and existing markets. Existing customers represented 89% of total net sales in 1999, 87% in 2000, and 91% in 2001.

Software license sales increased 39% from $11.5 million in 2000 to $16.0 million in 2001 after increasing 11% from $10.4 million in 1999. The increases in 2001 and 2000 were attributable to increases in software research collaborations and continued strong renewals of term and token license sales.

Support sales increased 3% to $7.9 million in 2001 from to $7.6 million in 2000, which was a decrease of 6% from the $8.2 million in 1999. The fluctuation in support revenue (decrease in 2000, growth in 2001) was due to the continued migration away from perpetual licenses to term or token licenses. In the future this trend will continue, but to a lesser degree as the underlying growth in the installed base of software customers mitigates the fluctuation in the number of term or token licenses renewable in each year.

We derive discovery service revenues from our compound library product, LeadQuest®, and discovery contract research services. Discovery research sales increased 123% to $12.0 million in 2001 from $5.4 million in 2000, which was an increase of 4% from $5.2 million in 1999. An example of a lead optimization contract is the July 2000, one-year, multi-million dollar contract with the French pharmaceutical company, Lipha S.A. Other research contracts and significant LeadQuest® compound purchases account for the balance of the 2001 revenue.

Hardware revenues increased 16% to $3.5 million in 2001 from $3.0 million in 2000, which was unchanged from 1999.

Cost of Sales. Total cost of sales increased 85% to $13.9 million in 2001 from $7.5 million in 2000, which was an increase of 5% from $7.1 million in 1999. These costs represent 28%, 26% and 26% of total net sales, respectively. The increase in 2001 was due to the increase in sales of software, software consulting services, diverse compound libraries and discovery research contracts. Total cost of sales, as a percent of net sales, for 1999 and 2000 were relatively unchanged.

Costs of software licenses represented 17%, 15% and 18% of software license sales in 2001, 2000 and 1999, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. The cost of software licenses as a percentage of software license sales decreased in 1999 and 2000 due to a decrease in amortization in previously capitalized development costs and a decrease in third-party royalties from the change in the mix of software modules sold. The increase in costs as a percent to sales in 2001 resulted from a change in the mix of internal versus third-party products sold, thus resulting in higher royalty payments.

Costs of software support represented 1%, 2% and 2% of support sales in 2001, 2000 and 1999, respectively. Cost of support consists principally of software product packaging, media and updates to documentation. The costs related to staffing telephone support functions are captured in Sales & Marketing expenses.

Costs of software consulting services ("SCS") represented 38%, 23% and 70% of consulting service sales in 2001, 2000 and 1999, respectively. Costs of SCS are direct charges for staff, travel and overhead required to provide the services. The variability in cost of sales is based on the mix of fees for services and licenses.

Costs of discovery research represented 35%, 47% and 37% of discovery research sales in 2001, 2000 and 1999, respectively. The cost of the discovery research business is represented by the costs to produce compound libraries and direct costs of contracted research projects. In 2000, the increase in the costs as a percentage of discovery research sales was due to the third-party costs arising under the Lipha contract. The reduction in the percent to sales in 2001 reflected the lower amount of third-party costs for contracts.

Costs of hardware represented 93%, 91%, and 91% of hardware sales in 1999, 2000 and 2001, respectively. Cost of hardware consists of the costs of hardware sold. We expect the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit was $35.2 million in 2001, $21.5 million in 2000, and $20.1 million in 1999, which represents gross profits of 72%, 74% and 74%, respectively. The decrease in the gross profit margin percentage in 2001 was due to the change in the mix of software licenses, software consulting service, and discovery research sales.

Sales and Marketing Expenses increased 25% to $12.7 million in 2001 from $10.2 million in 2000, which was an increase of 5% from $9.7 million in 1999. The increase in 2001 was due to the substantial increase in sales (69%) and related commissions and marketing costs as the company increases the market awareness of all of our products and services. Sales and marketing expenses as a percentage of net sales decreased from 35% in 2000 and 1999 to 26% in 2001. This drop in percent of net sales results from the substantial increase in net sales during 2001 exceeding the incremental expenses of the sales and marketing group.

Research and Development Expenses increased 22% to $10.2 million in 2001 from $8.3 million in 2000, which was up 3% from $8.1 million in 1999. R&D costs represented 21%, 29%, and 30% of net sales in 2001, 2000 and 1999, respectively. The higher rates in 1999 and 2000 were due to the increase in chemistry staff at Tripos Receptor Research and for staff and facilities for software consulting programmers in advance of contracted business. The decrease in percent to sales for 2001 indicates the improved productivity as more of our staff was working on revenue-producing projects with the corresponding direct charges being reflected in cost of sales rather than in R&D expense.

Research and development expenses, including the amount of capitalized costs were $10.3 million in 2001, $8.4 million in 2000 and $8.2 million in 1999. In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, the Company capitalizes software development costs for both external and internal use. Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, develop new technologies for use in our enterprise consulting work, and pursue novel compound templates for inclusion in our LeadQuest® libraries. Tripos reflects costs to fulfill funded software research agreements in R&D to better reflect the uncertain outcomes from these collaborations. Costs associated with researching novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

General and Administrative Expenses increased 37% to $7.5 million in 2001 from $5.5 million in 2000, which was a decrease of 1% from $5.5 million in 1999. G&A expenses represented 15%, 19%, and 20% of net sales for 2001, 2000 and 1999, respectively. The increase in expense in 2001 is due to additional worldwide infrastructure and information technology costs along with an increase in bonuses as determined by the Board of Directors. We expect general and administrative expenses to remain relatively stable as a percentage of sales in the future.

Interest Income was $0.68 million in 2001, $0.55 million in 2000 and $0.35 million in 1999 reflecting an increasing amount of cash on hand year over year and imputed interest income from multi-year software license contracts.

Interest Expense of $1.0 million in 1999, $0.65 million in 2000 and $0.60 million in 2001 was from interest due on the long-term note payable for the corporate building, the line-of-credit, and interest on capital leases. Interest expense has declined commensurate with the reduction of outstanding debt.

Other Income was $2.6 million in 2001, $0.36 million in 2000 and $1.8 million in 1999. In 2001, other income included $2.4 million from the sale of 100,000 shares of Arena Pharmaceuticals, Inc. common stock during a follow-on offering conducted by Arena. In 1999, other income was primarily from the $1.6 million gain on the sale of all of our equity holdings in Phase-1 Molecular Toxicology, Inc.

Income Tax Expense (benefit). Our tax expense was $274,000 in 1999, a tax benefit of ($171,000) in 2000 and tax expense of $1.6 million for 2001. The effective tax rate was (14%), 8% and 21% for 1999, 2000 and 2001, respectively. The effective tax rate in 1999 reflects a 100% valuation allowance on the net operating losses for subsidiaries in the United Kingdom coupled with taxes on net income in the United States, France and Germany. The effective rate in 2000 reflects group tax relief in the UK and the carry-back of U.S. net operating losses against prior years' taxable income. During 2001, we utilized a significant portion of our U.K. net operating losses and a valuation allowance remains in place for the balance of the deferred tax asset.

Liquidity and Capital Resources

Tripos' working capital increased from $17.1 million in 2000 to $26.4 million in 2001. The increase in working capital was primarily the result of higher accounts receivable and the re-qualification of our mortgage loan as long-term debt in 2001. The mortgage was classified as short-term debt at the end of 2000 due to financial covenant violations. These covenant violations were waived by our bank at the time of occurrence. During 2001, we were in full compliance with all terms of our loan agreements.

In 2001, net cash related to operating activities increased from a use of funds of $1.1 million in 2000 to a source of funds of $0.6 million. This was primarily due to net income of $5.9 million, depreciation and amortization of $1.9 million along with reductions in inventory and accounts payable-accrued expenses of $0.2 million and $4.3 million, respectively. These improvements were substantially offset by increases in accounts receivable of $5.9 million, notes receivable of $2.6 million, a decrease in deferred revenue of $0.6 million and the extraction of the gain on the sale of Arena Pharmaceutical shares of $2.4 million. Net cash used by operating activities in 2000 decreased to $1.1 million from $1.5 million in 1999. This was due to the increase in deferred revenue of $3.5 million, an increase in amortization of $0.4 million, an increase in depreciation of $1.8 million, a decrease in notes receivable trade of $0.4 million, an increase in accounts payable and accrued expenses of $0.5 million offset by a net loss of $2.1 million, an increase in compound inventories of $2.0 million, an increase in accounts receivable of $1.7 million and an increase in prepaid expenses of $1.3 million.

Net cash related to investing activities decreased to a usage of $0.3 million in 2001 from cash provided by investing activities of $0.4 million in 2000. The decrease relates to purchases of capital equipment throughout the company of $2.6 million and an investment in a life science technology investment fund of $0.5 million as part of our efforts to obtain access to more collaboration partners. We anticipate that fiscal 2002 capital purchases will be higher than those in 2001 as we expand our capacities to meet demand in each area of our business.

Net cash provided by financing activities decreased from $5.0 million in 2000 to $2.7 million in 2001. During 2000, we received $9.0 million from LION Bioscience AG in the form of a convertible preferred private placement, $5.5 million of which was used to pay down existing debt at LaSalle Bank. We also received proceeds from the issuance of stock under our stock purchase and option plans of $1.6 million in 2000. In 2001, our stock purchase and option plans generated $3.1 million while proceeds from capital lease financing of $0.5 million partially offset payments on long-term debt and capital leases of $0.9 million.

We believe that with our cash, investments in marketable securities, accounts receivable balances, projected cash flow from operations, and availability under a $4 million line-of-credit, we will be able to meet our liquidity needs and basic capital expenditure requirements for at least the next twelve months. See Note 12 later in this Annual Report for further discussion of the credit facilities available to us. We may seek to obtain additional financing in the future in connection with our product development, efforts to penetrate new and existing markets for our products and services, our efforts to participate in collaborations or to expand our chemistry facilities. Decisions to access additional capital will reflect projected working capital needs, any planned business expansion, possible acquisitions of complimentary business entities, and the availability of attractive financing alternatives that may take the form of sales of equity or debt securities in public or private placements.

Foreign Currency Translations

Our foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to foreign currency gains or losses. Due to the relative stability of the currency of the countries in which we operate and the level of investment in each country, our current intent is to retain assets within our foreign operations to fund those operations.

Critical Accounting Policies

The following information is provided in order to illustrate which accounting policies management deems to be the most critical in the computation of the financial statements included later in this Form 10-K.

Valuation of Accounts Receivable...Due to the nature and credit quality of our customer base (principally major pharmaceutical companies, universities and larger biotechs), provision for bad debts is typically calculated on a case-by-case basis and takes into consideration the age of the outstanding receivable amount by customer, the customer's cash position, and the geographic location of the customer. Historically, we have a very low experience rate for uncollectible amounts. Therefore, management believes that alternative methods for calculating allowances for bad debts such as percentage of net sales or percentage of past-due receivables do not reflect our lower experience rates and the specific identification method is appropriate.

Inventory Valuation...Inventory amounts, consisting primarily of chemical compounds, shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve.

Revenue Recognition...We recognize revenue upon shipment of product, FOB shipping point, or upon performance of services. For software product sales under term or token license arrangements, revenue is recognized only when product is shipped, activation keys are delivered, we have received a signed contract back from the customer, and that collection is reasonably assured. The software license component of these transactions is recognized upon the occurrence of the above criteria while the support or maintenance component is recognized over the life of the agreement. Contracts that call for future deliverables or include break clauses will have revenue deferred until the deliverable is shipped or the break point has passed.

Service contracts (discovery research and software consulting) have revenue streams that are dependent on the contractual obligations. That is, for contracts containing performance milestones, revenue will only be recognized upon the achievement of the milestone and acceptance by the customer. Contracts that are non-specific as to deliverables will typically be recognized under the percentage of completion method of revenue recognition. Under this method, progress on the contract is measured at regular intervals (e.g. quarterly) and the cumulative costs expended are compared to the total projected costs to complete the project. The percentage of costs expended is then applied to the expected revenue due under the contract to properly match the income and expenses during interim periods. Certain other contracts are billed and revenue is recognized based on full-time equivalent ("FTE") staff utilization. That is, the number of FTE's utilized on the contract in a given period. Each of these methods relies on estimates of the progress and expected costs to perform under the contracts which may result in adjustments as actual data is collected.

Valuation of Investments in Securities...Marketable securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value and are reflected in Other Comprehensive Income until the assets are sold. Presently, this category on our Balance Sheet reflects the market value of a portion of our holdings in Arena Pharmaceuticals, Inc. The remainder of our Arena investment is held at its original cost elsewhere in the Balance Sheet under the caption "Investment in Restricted Stock" along with other equity investments that are not readily marketable. The carrying values of all of the investments are reviewed on a quarterly basis and adjustments, due to fluctuations in market pricing for Arena and impairment for the other investments, are made to reflect the then current net realizable value.

Property, plant and equipment...All assets reflected under this category on our Balance Sheet are held for use in the operations of Tripos. Due to the fast-paced development of new technologies in computer hardware and laboratory equipment, we closely monitor the original life expectancies of new purchases and set our depreciation or amortization rates accordingly to best match the economic useful life of the asset. Assets or equipment that is no longer of use to the organization are written down to their realizable value and then disposed.

Derivatives...Tripos utilizes interest rate swap agreements to create a fixed interest rate for our long-term floating rate debt. Additionally, we may enter foreign currency exchange instruments to protect our operating margins when performing on contracts denominated in currencies other than those in use by our selling office. Our internal policies do not allow for speculative trading in derivatives. Use of derivatives is only allowed for hedging or rate protection purposes. Derivative contracts are only allowed with high quality credit worthy financial institutions to further minimize counter-party risk.

Income taxes...Tripos computes income taxes using the liability method. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, and other timing differences. The effective tax rate differs from the statutory tax rate primarily due to the impact of research and development credits, which are subject to interpretation of US federal tax regulations, and the change in valuation allowance related to net operating loss carryforwards, which is determined by the performance of our foreign operations.

Cautionary Statements - Additional Important Factors to be Considered

Our future results could differ materially from those discussed in this Annual Report. Factors that could contribute to such differences, include, but are not limited to, the following:

We cannot be certain that our sales strategy will be effective in achieving additional sales of our products. Our strategy of providing direct integration of sophisticated information technology with the experimental sciences in the form of chemical laboratories to produce faster, more cost-effective new product discovery has not yet garnered widespread commercial acceptance. This integrated approach requires our sales force to broaden its existing knowledge base in selling discovery software to include selling software consulting services and discovery research services. We cannot be certain that our sales force will be able to efficiently widen its knowledge base and then apply that information to make additional sales. There can be no assurance that the market will accept our integrated approach or that competitors will not offer other approaches that gain greater technological acceptance.

We face uncertainty in raising additional capital that may be necessary to fund our operations. We may be required to raise additional capital to conduct operations in the near future through additional public or private debt or equity financings, collaborative arrangements, borrowings or other available sources. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or securities convertible into equity, the issuance of these securities could result in dilution to our existing stockholders. If we cannot obtain additional financing, we could be forced to delay or scale back our research and development programs or seek to obtain funds through other arrangements on unattractive terms.

Our current and potential customers consist primarily of pharmaceutical and biotechnology companies, which face risks that could affect our ability to sell our products. We have benefited to date from the increasing trend among pharmaceutical and biotechnology companies to outsource chemical research and development projects. A reversal or slowing of this trend or a general economic downturn in these industries, could have a material adverse effect on our business, financial condition and results of operations. Thus, our ability to generate revenue is subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within our industry. These risks and uncertainties are not within our control. In addition, consolidation in the pharmaceutical and biotechnology industries will reduce the number of our potential customers, and may adversely affect our future revenues. If one of the parties to a consolidation uses the products or services of one of our competitors, we may lose existing customers as a result of such consolidation.

We face intense competition. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions in size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and developing and optimizing chemical processes. These competitors may have greater financial and other resources and more experience than we have in certain research and development methods. In addition, internal departments of corporations may be resistant to outsourcing software, because it could reduce those departments' budgets. Moreover, our competitors may, in the future, offer broader product lines or technologies or products that are more commercially attractive than our current or future products or that may render our technologies or products obsolete.

We may incur significant costs in protecting our intellectual property rights or responding to claims of infringement from others. Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets and copyrights, enforce restrictive licenses granted to third parties, obtain licenses to technology owned by third parties when necessary or developed in collaboration with us, and conduct our business without infringing the proprietary rights of others. We currently rely upon a combination of trademark, patent, copyright and trade secret laws, employee and third party non-disclosure agreements and other contracts to protect our proprietary rights. Nevertheless, our efforts to protect our intellectual property may be inadequate and we may be unable to prevent others from offering products and services substantially similar to ours. We also need to secure and maintain adequate protection of our intellectual property outside of the United States, because our sales are global. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies engaging in international business have encountered considerable difficulties in safeguarding their proprietary rights in foreign jurisdictions.

Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property. Litigation over these issues could be a significant distraction and we may incur significant costs, including several damages. In the event that it is determined that one of our products infringe upon another's proprietary rights, we may be required to obtain a license in order to continue selling our products. That license may not be available to us on favorable terms, or at all.

Our quarterly operating results could vary significantly. We have historically experienced stronger financial performance in the third and fourth quarters of each fiscal year followed by a comparative decline in the first and second quarters. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our business is dependent upon the extent to which pharmaceutical and biotechnology companies collaborate with drug discovery companies for one or more aspects of their drug discovery process. Our commercial success depends on our ability to enter into joint venture or other collaborative arrangements with third parties.

To date, we have entered into numerous such arrangements with large pharmaceutical companies and emerging biotechnology companies. There can be no assurance that we will be able to continue to establish these collaborations, that any such collaborations will be on favorable terms, or that current or future collaborations will ultimately be successful.

Our ability to convince pharmaceutical and biotechnology companies to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

  provide scientists and technologies that are of the highest caliber;

  develop drug discovery technologies that will result in the identification of higher quality drug candidates;
  achieve expected results within our customers' timeframes, meeting quality and cost guidelines; and
  design, create and manufacture sufficient quantities of our chemical compounds for our customers.

Even if we are able to address these factors, these companies may nevertheless determine to perform these activities internally or with companies that provide services similar to ours.

We are dependent on Dr. John McAlister, among others, and the loss of their services could affect our ability to be successful. Our future success depends to a significant degree upon the continued service of key technical and senior management personnel, in particular, its President and Chief Executive Officer, Dr. John P. McAlister, as well as key technical personnel within the software, consulting or chemistry operations. We believe that Dr. McAlister's reputation and prominence in the field provide us with a competitive advantage. None of our key personnel is bound by an employment agreement or covered by an insurance policy where Tripos is the beneficiary. The loss of one or more key members could have a material adverse effect on our business and results of operations.

We may not be able to recruit and retain the experienced scientists we need to compete in our industry. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new scientific personnel. We compete with consulting companies for experienced computer programmers to carry out our software consulting services. We cannot assure that we will continue to be successful in attracting and retaining qualified personnel should the worldwide demand for these skilled individuals increase. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

Pharmaceutical and health care reform could reduce the amounts that pharmaceutical and biotechnology companies have available to retain our services. We expect that a substantial portion of revenues in the foreseeable future will be derived from services provided to the pharmaceutical and biotechnology industries. If legislative proposals or reforms are adopted that have a material adverse effect on the businesses, financial condition, and results of operations of pharmaceutical and biotechnology companies that are actual or prospective customers, our business, financial condition and results of operations could be materially and adversely effected as well. For example, future legislation could limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. This would have the effect of reducing the resources that these companies can devote to the research and development of new drugs, which would in turn reduce the amount of services that we perform and our resulting revenues.

Item 7a. Market Risks

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates. Neither foreign exchange nor interest rate exposure has resulted in a material impact.

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $11.5 million and $8.4 million at December 31, 2001 and 2000, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $1.15 million and $0.84 million at December 31, 2001 and 2000, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income. Our foreign currency transaction gains and losses for 2001 and 2000 were immaterial.

Our interest rate risk is attributable to its borrowings under its line-of-credit and mortgage loan. We have fixed our floating rate interest risk on the mortgage loan through the purchase of swap instruments. Unrealized loss on our interest rate swap at December 31, 2001 was not significant. We will continue to monitor our exposure to floating interest rate risk on line-of-credit borrowings and endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
In thousands (except per share amounts)	As of	As of
	December 31,	December 31,
Assets:	2001	2000
Current assets:
Cash and cash equivalents	$ 6,987	$ 3,806
Marketable securities	12,838	13,576
Accounts receivable, less allowance for doubtful accounts of $582 in 2001 and $192 in 2000	21,140	15,531
Note receivable from executives	41	--
Inventory	3,967	4,345
Prepaid expenses	1,339	1,452
	------------------------	------------------------
Total current assets	46,312	38,710

Notes receivable-trade	4,503	2,063
Note receivable from executives	114	--
Deferred income taxes	--	118
Property and equipment, less accumulated depreciation	13,312	12,826
Capitalized development costs, net of accumulated amortization of $2,792 in 2001 and $2,671 in 2000	295	327
Goodwill, net of accumulated amortization of $349 in 2001 and $271 in 2000	958	1,023
Investment in restricted stock	2,021	1,931
Other, net	122	188
	---------------------	---------------------
Total assets	$ 67,637	$ 57,186
	=========	=========
Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital leases	$ 683	$ 3,949
Accounts payable	1,146	1,423
Accrued expenses	7,399	3,240
Deferred revenue	6,907	8,679
Deferred income taxes	2,568	4,297
	---------------------	---------------------
Total current liabilities	18,703	21,588

Long-term portion of capital leases	328	314
Long-term debt	2,739	--
Long-term deferred revenue	2,977	1,951
Deferred income taxes	1,343	--
Series-B preferred stock and accrued dividends	9,826	9,376

Shareholders' equity
Common stock, $.005 par value; authorized 20,000 shares; issued
and outstanding 7,590 shares in 2001 and 7,138 shares in 2000	38	36
Additional paid-in capital	23,130	20,023
Retained earnings (deficit)	1,958	(3,480)
Other comprehensive income	6,595	7,378
	---------------------	---------------------
Total shareholders' equity	31,721	23,957
Total liabilities and shareholders' equity	$ 67,637	$ 57,186
	=========	=========
See notes to consolidated financial statements

Consolidated Statements of Operations
In thousands, except per share amounts	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2001	2000	1999
Net sales:
Discovery software	$ 15,962	$ 11,479	$ 10,383
Support	7,880	7,628	8,154
Software consulting services	9,747	1,523	526
Discovery research	12,024	5,398	5,185
Hardware	3,470	2,996	3,001
	-----------------------------	-----------------------------	-----------------------------
Total net sales	49,083	29,024	27,249
Cost of sales:
Discovery software	2,635	1,714	1,900
Support	117	120	136
Software consulting services	3,696	354	370
Discovery research	4,261	2,560	1,928
Hardware	3,166	2,733	2,791
	-----------------------------	-----------------------------	-----------------------------
Total cost of sales	13,875	7,481	7,125
	-----------------------------	-----------------------------	-----------------------------
Gross profit	35,208	21,543	20,124
Operating expenses:
Sales and marketing	12,716	10,171	9,673
Research and development	10,190	8,349	8,080
General and administrative	7,537	5,508	5,569
	-----------------------------	-----------------------------	-----------------------------
Total operating expenses	30,443	24,028	23,322
	-----------------------------	-----------------------------	-----------------------------
Income (loss) from operations	4,765	(2,485)	(3,198)
Interest income	677	550	347
Interest expense	(599)	(652)	(976)
Gain on sale of shares of unconsolidated affiliates	2,387	--	1,581
Other income, net	221	362	231
	-----------------------------	-----------------------------	-----------------------------
Income (loss) before income taxes	7,451	(2,225)	(2,015)
Income tax expense (benefit)	1,563	(171)	274
	-----------------------------	-----------------------------	-----------------------------
Net income (loss)	5,888	(2,054)	(2,289)
Preferred dividends	450	406	--
	-----------------------------	-----------------------------	-----------------------------
Net income (loss) allocable to common shareholders	$ 5,438	$ (2,460)	$ (2,289)
	=============	=============	=============
Basic earnings (loss) per share	$0.74	$(0.35)	$(0.35)
Basic weighted average number of shares	7,369	6,969	6,554
Diluted earnings (loss) per share	$0.62	$(0.35)	$(0.35)
Diluted weighted average number of shares	9,441	6,969	6,554
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
	Year ended	Year ended	Year ended
In thousands	December 31,	December 31,	December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$ 5,888	$ (2,054)	$ (2,289)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,727	1,825	1,749
Amortization of capitalized development costs and goodwill	216	386	542
Gain from the sale of equity investment	(2,725)	--	(1,551)
Deferred income taxes	131	(545)	(58)
Change in operating assets and liabilities:
Accounts receivable	(5,937)	(1,717)	(1,930)
Notes receivable, trade	(2,588)	385	(144)
Inventories	246	(2,034)	(271)
Prepaid expenses and other current assets	(140)	(1,321)	1,058
Accounts payable and accrued expenses	4,302	473	1,085
Deferred revenue	(568)	3,501	298
	----------------------	----------------------	----------------------
Net cash provided by (used in) operating activities	552	(1,101)	(1,511)
Investing activities:
Notes receivable, other	--	1,764	(901)
Purchases of property and equipment	(2,550)	(1,349)	(4,758)
Capitalized development costs	(89)	(54)	(209)
Proceeds from the sale of equity investment	2,894	--	1,820
Acquisition, including investments in unconsolidated affiliates	(525)	--	(441)
	----------------------	----------------------	----------------------
Net cash provided by (used in) investing activities	(270)	361	(4,489)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	3,108	1,595	451
Proceeds from issuance of Series B preferred stock	--	8,970	--
Proceeds from capital lease financing transaction	475	--	2,354
Proceeds from issuance of long-term debt	--	--	5,870
Payments on long-term debt and capital lease obligations	(864)	(5,534)	(3,533)
	----------------------	----------------------	----------------------
Net cash provided by financing activities	2,719	5,031	5,142
Effect of foreign exchange rate changes on cash and cash equivalents	180	(1,298)	(102)
	----------------------	----------------------	----------------------
Net increase (decrease) in cash and cash equivalents	3,181	2,993	(960)
Cash and cash equivalents at beginning of year	3,806	813	1,774
	----------------------	----------------------	----------------------
Cash and cash equivalents at end of year	$ 6,987	$ 3,806	$ 813
	==========	==========	==========
See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity
In thousands			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at December 31, 1998	6,514	$ 33	$ 17,980	$ 1,269	$ 227	$ 19,509
Stock issued under stock purchase plan	96	--	384	--	--	384
Stock issued under stock option plan	10	--	35	--	--	35
Stock issued under director compensation plan	8	--	32	--	--	32
Comprehensive loss, net of tax:
Translation adjustment	--	--	--	--	(88)	(88)
Net loss	--	--	--	(2,289)	--	(2,289)
Total comprehensive loss						(2,377)
	-------------	---------------	-----------------	-----------------	--------------------	--------------------
Balance at December 31, 1999	6,628	33	18,431	(1,020)	139	17,583
Stock issued under stock purchase plan	142	1	598	--	--	599
Stock issued under stock option plan	267	1	957	--	--	958
Stock issued under director compensation plan	3	1	37	--	--	38
Stock issued pursuant to exercise of warrants	98	--	--	--	--	--
Accretion of dividends on Series B preferred stock	--	--	--	(406)	--	(406)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(295)	(295)
Unrealized gain on marketable securities					7,534	7,534
Net loss	--	--	--	(2,054)	--	(2,054)
Total comprehensive income						5,185
	-------------	---------------	-----------------	-----------------	--------------------	--------------------
Balance at December 31, 2000	7,138	36	20,023	(3,480)	7,378	23,957
Stock issued under stock purchase plan	117	1	640	--	--	641
Stock issued under stock option plan	332	1	1,019	--	--	1,019
Stock issued under director compensation plan	3	0	40	--	--	40
Income tax benefit from exercised stock options	--	--	1,408	--	--	1,408
Accretion of dividends on Series B preferred stock	--	--	--	(450)	--	(450)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(123)	(123)
Unrealized gain on securities:
Unrealized holding gains arising during the period	--	--	--	--	827	827
Less: reclassification for gains included in net income	--	--	--	--	(1,487)	(1,487)
Net income	--	--	--	5,888	--	5,888
Total comprehensive income						5,105
	-------------	---------------	-----------------	-----------------	--------------------	--------------------
Balance at December 31, 2001	7,590	$ 38	$ 23,130	$ 1,958	$ 6,595	$ 31,721
	======	======	=======	=======	========	========
Share amounts reflect 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements December 31, 2001

In thousands, except per share data

_________________________________________________________________________________________

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization. We deliver chemistry products and services, software products and services along with analysis services that advance customers' creativity and productivity in pharmaceutical, agrochemical, biotechnology and related research industries worldwide. We are also a value-added reseller of third-party hardware products required to operate our software products. A substantial portion of our business is conducted with pharmaceutical companies, however, we are not economically dependent on any single customer on an ongoing basis. During 2001, 14% of our global revenue was from Pfizer, Inc. and 10% from Bayer AG.

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Tripos and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method. Investments in unconsolidated affiliates less than 20% owned are accounted for under the cost method, except for those investments classified as marketable securities.

Cash and Cash Equivalents are highly liquid investments with a maturity of three months or less from the date purchased.

Marketable Securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold.

Accounts Receivable include current outstanding invoices billed to customers along with amounts due under notes receivable that have contractual payment terms coming due within the next twelve months.

Inventory consists of finished chemical compounds, supplies and work in process at our U.K. subsidiary, Tripos Receptor Research Ltd., and is carried at the lower of cost (standard cost method approximating FIFO) or market. Amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve, the age and sales trends of each inventory category are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve.

Notes Receivable-Trade represents customer accounts receivable for the portion of contracted payment terms that come due beyond one year from the balance sheet date. The balance reflected is net of imputed interest discount.

	2001	2000
Notes receivable	$ 5,352	$ 2,663
Imputed interest discount	(849)	(600)
	--------------------------	-------------------------
Notes receivable, net	$ 4,503	$ 2,063

The weighted-average interest rate was 7.50% in 2001 and 8.25% in 2000.

Property and Equipment are stated at cost. Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, twenty-five to thirty-nine years for buildings, the shorter of the useful life of the improvement or the life of the related lease for leasehold improvements, and three years for purchased software. We make every attempt to closely match the book useful life of our assets to their expected productive lives. Assets deemed to be impaired or no longer productive, are written down to their net realizable value.

Development Costs consist of software development costs that are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, we use an estimated economic life of three to five years for all capitalized software development costs.

We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Goodwill represents the excess of the cost of the net assets acquired of Tripos Receptor Research Ltd. over its fair value. Goodwill was amortized on a straight-line basis over 15 years. Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of periodic evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value. Any impairment identified under FAS 142 is written off in the period identified. We do not expect adoption of FAS 142 to have a significant impact on our financial position and results of operation.

Revenue Recognition. In late 1997, the Accounting Standards Executive Committee of the AICPA issued statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and updated it in early 1998 with SOP 98-4. These SOPs became effective for us for transactions entered into after January 1, 1998. We recognize revenue from software licenses in accordance with these SOPs upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. We recognize revenue from software support contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products; software licenses, specified upgrades, software support services and/or other services; we allocate the total arrangement fee among each deliverable based on the relative fair value as determined from vendor-specific objective evidence of each of the deliverables. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware sales are recognized upon delivery of the product from our vendor to the customer.

We have entered into discovery research agreements and software consulting arrangements with certain customers that provide for collaboration in defining related software products, early access to the products, discounts on licenses for the products developed and compound library designs. We recognize revenue related to discovery research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues are included in Cost of Sales for the periods in which the services are performed. We reflect costs to fulfill collaborative software development agreements in R&D to better reflect the uncertain outcome from this type of research. Revenues and costs of collaborative software development for the last three fiscal years are shown below:

Contract R&D Revenues and Costs	2001	2000	1999
Collaborative software development services	$ 2,031	$ 1,885	$ 1,285
Research & development costs	$ 966	$ 788	$ 525

Warranty. We are a reseller of hardware and pass through to our customers the standard warranties provided by the hardware supplier. We warrant our application software products to perform in accordance with written user documentation and the agreements negotiated with our customers. Since we do not customize our applications software, software warranty costs are insignificant and expensed as incurred.

Foreign Currency Translation. The local foreign currency is the functional currency for each of our foreign operations. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of shareholders' equity. Net gains and losses from foreign currency transactions were not significant during any of the years presented and are presented in other income (expense).

Derivative Instruments. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value. We enter into derivative contracts to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions. Additionally, we have entered interest rate swap contracts to effectively convert floating rate debt to a fixed rate. We do not attempt to speculate on the direction of currency rates nor interest rates. We take this conservative approach to protect against the risk of loss only.

Comprehensive Income. Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Unrealized loss on our interest rate swap at December 31, 2001 was not significant.

The components of accumulated other comprehensive income, net of related tax, at December 31, 2001 and December 31, 2000 are as follows:

	2001	2000
Foreign currency translation adjustments	$ (279)	$ (156)
Unrealized gains on marketable securities	6,874	7,534
	---------------------	---------------------
Accumulated other comprehensive income	$ 6,595	$ 7,378

Income Taxes are computed using the liability method. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, other timing differences and the valuation of net operating loss carryforwards.

Earnings Per Common and Dilutive Share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares may consist of outstanding stock options and the assumed conversion of the Series B Preferred shares. See Note 5 for additional information regarding earnings per share.

Stock-Based Compensation. The Financial Accounting Standards Board issued SFAS 123, "Accounting For Stock-Based Compensation", effective for years beginning after December 1995. However, we have elected to continue following Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based transactions. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date. We have adopted the disclosure-only provisions of SFAS 123 as shown in Note 15 to these financial statements.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FAS 141") and FAS 142. FAS 141 became effective on July 1, 2001 and requires that all future business combinations be accounted for under the "purchase method". FAS 142 became effective on January 1, 2002 and effects the valuation of goodwill and other intangible assets. These intangibles, with indefinite lives, are no longer amortized, but rather are assessed for impairment on a periodic basis. If impairment is detected, the intangible asset is written down to its fair value. We do not believe the adoption of FAS 142 will have a material effect on earnings or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

_________________________________________________________________________________________

2. Property and Equipment

Property and equipment at the end of each year are summarized below:
	2001	2000
Computer equipment	$ 7,047	$ 5,860
Laboratory equipment	765	765
Furniture and fixtures	5,142	4,751
Purchased software	1,499	884
Company vehicles	25	25
Land	1,593	1,593
Buildings	8,486	8,458
	------------------	------------------
	24,557	22,336
Less accumulated depreciation	(11,245)	(9,510)
	------------------	------------------
Net property and equipment	$ 13,312	$ 12,826

_________________________________________________________________________________________

3. Accrued Expenses

Accrued expenses consist of the following at the end of each year:
	2001	2000
Payroll related (including accrued bonus)	$ 4,259	$ 1,218
Income taxes refundable	(46)	(356)
Product royalties	1,080	721
Other	2,106	1,657
	------------------	------------------
	$ 7,399	$ 3,240

_________________________________________________________________________________________

4. Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
	2001	2000	1999
Domestic	$ 4,725	$ (1 319)	$ 634
Foreign	2,726	(906)	(2,649)
	---------------	-----------------	---------------
	$ 7,451	$ (2,225)	$ (2,015)

The components of income tax expense (benefit) for the years ended were as follows:
	2001	2000	1999
Current tax expense(benefit)
Federal	$ 1,100	$ 94	$ 146
State and local	262	75	71
Foreign	36	206	129
	----------------	---------------	---------------
Total current	1,398	375	346
Deferred tax expense(benefit)	165	(546)	(72)
	----------------	---------------	---------------
Total provision	$ 1,563	$ (171)	$ 274

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:
	2001	2000	1999
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(15.7)	(23.8)	(48.9)
State taxes	3.5	3.4	(1.1)
R&D tax credits	(1.3)	--	3.4
Other	0.5	(5.9)	(1.0)
Effective tax rate	21.0%	7.7%	(13.6)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2001	2000
Current deferred income tax:
Allowance for doubtful accounts	$ 178	$ 54
Vacation accrual	204	194
NOL carryforward	1,514	2,228
Other	161	30
Unrealized gain on marketable securities	(4,160)	(4,559)
Valuation allowance	(465)	(2,244)
	-----------------	-----------------
	$ (2,568)	$ (4,297)
Noncurrent deferred income tax:
Capitalized development costs	$ (110)	$ 7
Property and equipment	(1,241)	(162)
Other	(515)	--
Tax credit carryforward	523	342
Valuation allowance	--	(69)
	-----------------	-----------------
	$ (1,343)	$ 118

Income tax payments for 2001, 2000 and 1999 were $280, $60 and $123, respectively.

Three of Tripos' foreign subsidiaries had loss carryforwards at December 31, 2001, totaling approximately $5,045 that have no expiration date. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $521 at December 31, 2001.

_________________________________________________________________________________________

5. Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
	2001	2000	1999
Numerator:
Numerator for basic earnings per share- -net income (loss) allocable to common shareholders	$ 5,438	$ (2,460)	$ (2,289)
-dividends accruing to preferred shareholders	450	--	--
	--------------	--------------	--------------
Numerator for diluted earnings per share	$ 5,888	$ (2,460)	$ (2,289)
Denominator:
Denominator for basic earnings per share- -weighted average shares	7,369	6,969	6,554
Effect of dilutive securities:
Employee stock options	1,254	--	--
Assumed conversion of Series B preferred shares	818	--	--
	--------------	--------------	--------------
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	9,441	6,969	6,554
Basic earnings per share	$0.74	$(0.35)	$(0.35)
Diluted earnings per share	$0.62	$(0.35)	$(0.35)

_________________________________________________________________________________________

6. Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age. Employees may contribute to the plan up to 17% of their compensation, which is further limited by law. We match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $298 in 2001, $238 in 2000, and $202 in 1999.

_________________________________________________________________________________________

7. Geographic Segment Data

The Financial Accounting Standards Board issued SFAS 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance. We believe we operate in one reportable business-operating segment and therefore present only the following geographic data as representative segment information in conjunction with SFAS 131.

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors. Information regarding operations by geographic area for 2001, 2000 and 1999 is as follows:
2001	U.S.A.	U.K.	Germany	France	Pacific Rim	Total
Net sales	$ 26,139	$ 9,409	$ 5,663	$ 4,337	$ 3,535	$ 49,083
Long-lived assets	6,095	8,055	63	57	--	14,270
2000
Net sales	$ 12,584	$ 4,212	$ 4,319	$ 4,975	$ 2,934	$ 29,024
Long-lived assets	5,157	8,611	61	20	--	13,849
1999
Net sales	12,356	3,976	5,776	2,673	2,468	27,249
Long-lived assets	5,393	9,483	78	27	--	14,981

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

_________________________________________________________________________________________

8. Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk have consisted principally of investments and trade receivables. We invest available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. We have adopted credit policies and standards to evaluate the risk associated with our sales and require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Our management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which we do business.

_________________________________________________________________________________________

9. Lease Obligations

We lease certain office facilities and equipment under noncancelable operating and capital leases with terms from one to five years. The capital leases specifically pertain to the acquisition of certain laboratory and computer equipment totaling $1,767. The total accumulated amortization associated with equipment under capital leases was approximately $648 and $450 at December 31, 2001 and 2000, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $768, $666, and $468 in 2001, 2000, and 1999, respectively. Noncancelable future minimum lease commitments as of December 31, 2001 are:

Year	Operating Leases	Capital Leases
2002	$ 867	$ 652
2003	783	233
2004	515	233
2005	409	--
2006	381	--
Less amount representing interest	--	(273)
	-------------------------	------------------------
Present value of minimum lease payments	$ 2,955	$ 845*

* Includes the current portion of capital lease obligations of $517

_________________________________________________________________________________________

10. Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends. A reserve provision, whose rate escalates with the passage of time, is made for each collection or library of compounds. If there is a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is made. Inventory balances at December 31 are:
	2001	2000
Raw materials	$ 209	$ 580
Work in process	547	348
Finished goods	4,434	4,323
Reserve for obsolescence	(1,223)	(906)
	-------------------------	-------------------------
Total Inventory	$ 3,967	$ 4,345

_________________________________________________________________________________________

11. Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited financial data for each quarter of 2001 and 2000:

2001	3/31/01	6/30/01	9/30/01	12/31/01
Total net sales	$ 9,928	$ 10,586	$ 11,949	$ 16,620
Gross profit	7,223	7,777	8,783	11,425
Income from operations	805	1,060	1,076	1,824
Net income	732	2,278	956	1,922
Net income allocable to common shareholders	621	2,166	842	1,809
Net income per share:
Basic	$0.09	$0.30	$0.11	$0.24
Diluted	$0.07	$0.25	$0.10	$0.20

2000	3/31/00	6/30/00	9/30/00	12/31/00
Total net sales	$ 4,998	$ 5,476	$ 5,702	$ 12,848
Gross profit	3,617	4,437	4,421	9,068
Income (loss) from operations	(2,292)	(1,355)	(1,316)	2,478
Net income (loss)	(2,125)	(1,259)	(1,071)	2,401
Net income (loss) allocable to common shareholders	(2,191)	(1,372)	(1,184)	2,287
Net income (loss) per share:
Basic	$(0.32)	$(0.20)	$(0.17)	$0.32
Diluted	$(0.32)	$(0.20)	$(0.17)	$0.26

All per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

_________________________________________________________________________________________

12. Long-term Debt

We have a credit commitment from LaSalle Bank for a $2,905 real estate mortgage for property with a carrying value of $4,476 and a $4,000 revolving line of credit. The credit commitment is collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The commitment also requires us to meet certain financial covenants, including certain coverage ratios and a capitalization ratio. During 2001 the credit agreement was amended to its current terms which included a one-year extension of the mortgage note and revolving credit facility. In 2000, we were in violation of the terms of the prior covenant structure that resulted in the mortgage note being classified as short-term debt at December 31, 2000. LaSalle Bank waived each of those prior violations. During 2001, we were in full compliance with all terms of our loan agreements.

The mortgage note under the credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule that began June 30, 1999. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was simultaneously entered into that fixed the interest rate at 7.81%. Upon completing the one-year extension of the credit agreement, a second interest rate swap was arranged that fixed the rate at 7.40% for the period of April 2002 to March 2003. The $4,000 revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the commitment period. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. No borrowings were made during 2001 nor are any outstanding at December 31, 2001.

Long-term debt obligations were:
	December 31, 2001	December 31, 2000
Borrowings outstanding under Credit Agreement	$ --	$ --
Mortgage note, due March 31, 2003	2,905	3,071
Less current maturities	(166)	(3,071)
	----------------------	-------------------
Long-term debt	$ 2,739	$ --

Scheduled maturities of long-term debt are $166 for 2002, and $2,739 for 2003.

_________________________________________________________________________________________

13. Financial Instruments

We entered into an interest rate swap agreement with LaSalle Bank, N.A. on April 30, 1999 that exchanged our floating interest rate risk for a fixed rate on the mortgage loan related to our corporate headquarters building. The swap contract was constructed to match the original amount borrowed ($3,320), quarterly payment amounts ($41), and the term of the loan precisely (April 30, 1999 to April 2, 2002). During 2001, we executed a second swap agreement that fixed the interest rate for an additional one-year period to match the extension of the mortgage maturity to 2003. At December 31, 2001, $2,905 remained outstanding and the swap agreements remained in place.

Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense in the consolidated statement of operations. The related accrued receivable or payable is included in our accrued liabilities.

The counterparty to this agreement is LaSalle N.A., a major financial institution with which we have other financial relationships. We are exposed to credit loss in the event of non-performance by LaSalle. If the counterparty fails to meet the terms of the swap agreement, our exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life. We do not anticipate non-performance by LaSalle, given their high credit ratings.

Periodically, we enter into foreign currency hedge transactions to protect us from unfavorable changes in the exchange rate of currencies in certain customer contracts. For transactions qualifying as effective hedges, as determined using either dollar offset method or regression methods, we record these foreign exchange contracts at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in accumulated other comprehensive income. These gains or losses are recognized in income in the period in which the transactions being hedged are recognized. To the extent any contract is not considered to be perfectly effective in offsetting the change in fair value of the hedged transaction, the ineffective portion of the contract is immediately recognized in income.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the statement of financial position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the Consolidated Balance Sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the Consolidated Balance Sheet, with changes in its fair value recognized in current period earnings.

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates. Gains and losses on foreign currency exchange contracts are included in other income (expense) net. The counterparty to these foreign currency hedge contracts is LaSalle N.A. At December 31, 2001 a foreign currency future contract was in place, which did not qualify as an effective hedge, to fix the value of E 1.6 million (Euros) to U.S. dollars. The fair value of this contract, at December 31, 2001, was $28, which is included in accrued expenses.

_________________________________________________________________________________________

14. Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, we purchased all the outstanding common stock of Receptor Research Ltd, for a mixture of cash, warrants and common stock of Tripos, Inc. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998. Warrants for 40 shares of our common stock vested at December 31, 1998 while warrants for 60 shares vested on December 31, 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price was allocated to net identifiable assets with the excess recorded as goodwill. The goodwill was being amortized over 15 years on a straight-line basis through December 31, 2001. Effective in 2002, goodwill will no longer be amortized, but the investment will be subject to periodic review to determine if impairment exists. If impairment exists, the carrying value of the asset will be reduced to its estimated fair value at that time. The balance on December 31, 2001 was $958.

_________________________________________________________________________________________

15. Stock-based Compensation Plans

In 1994, we adopted the 1994 Employee Stock Purchase Plan, that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of annual compensation. The plan, which was amended in 1998 to raise the number of shares reserved for issuance from 300 to 700 shares, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 2001, 660 shares have been purchased under this plan.

In 1994, we adopted the 1994 Stock Plan that is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to our employees and consultants. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, is in effect for ten years from the date of inception unless terminated or amended sooner by the Board of Directors.

In 1994, we adopted the 1994 Director Option Plan that provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 1998 to decrease the number of shares of common stock reserved for issuance from 600 to 480, is in effect for ten years from the date of inception unless terminated or amended sooner by the Board of Directors. This plan was amended in 2001 to allow for discretionary grants of options.

We have elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.96% to 6.03% for 1999, 5.83% to 6.80% for 2000 and 2.47% to 5.29% for 2001; volatility factor of 0.90 for 1999, 0.92 for 2000 and 0.92 for 2001; and a weighted average expected life of the option of 5.3 years for 1999, 4.5 years for 2000 and 5.6 years for 2001. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.96% to 6.03% for 1999, 5.83% to 6.80% for 2000 and 2.47% to 5.29% for 2001; volatility factors of 0.90 for 1999, 0.92 for 2000 and 0.92 for 2001; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Tripos' pro forma information follows (in thousands, except for earnings per share information):
Pro Forma			2001	2000	1999

Pro forma net income (loss) allocable to common shareholders			$ 3,704	$(2,612)	$(3,001)

Pro forma earnings (loss) per share:
Basic			$0.50	$(0.38)	$(0.46)
Diluted			$0.47	$(0.38)	$(0.46)

Options Outstanding Summary	2001 Shares	Weighted Average Exercise Price	2000 Shares	Weighted Average Exercise Price	1999 Shares	Weighted Average Exercise Price
Beginning outstanding	2,070	$ 4.86	2,122	$ 4.13	1,762	$ 4.24
Granted	483	14.31	337	9.89	468	3.86
Exercised	(335)	4.25	(268)	3.59	(10)	3.26
Canceled/expired	(58)	5.11	(121)	8.80	(98)	5.39
	----------		----------		----------
Ending outstanding	2,160	$ 7.06	2,070	$ 4.86	2,122	$ 4.13

Exercisable-end of year	1,352		1,403		1,314
Weighted average fair value per share of options granted during the year	$ 10.39		$ 7.02		$ 2.20

December 31, 2001	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13-$3.75	563	3.06	$ 2.60	546	$ 2.56
$3.81-$5.88	542	6.57	4.16	390	4.17
$6.00-$11.25	595	6.96	7.86	383	6.81
$11.63-$19.10	460	9.46	14.90	33	12.92
	------------	------------	------------	-----------	-------------
$2.13-$19.10	2,160	6.38	$ 7.06	1,352	$ 4.48

In January 1996, the Board of Directors of Tripos authorized and declared a dividend of one-half preferred share purchase right (a "right") for each share of common stock outstanding on January 26, 1996. Each right represents the right to purchase one-half preferred share of stock. These rights can be exercised only if certain events occur, which include, among other things, when a beneficial owner our common stock acquires a total of 20% or more of our outstanding common stock.

_________________________________________________________________________________________

16. Series B Preferred Stock

On February 4, 2000, we issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum were payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock was convertible, at the option of the holder, into two shares of our common stock. The preferred stock was to be mandatorily redeemable at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder had given notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the two years ended December 31, 2001 is as follows:
Issuance of Series B Preferred Stock	$8,970
Dividend accretion	856
-------------------------
$9,826

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of its shares into the market through a broker in a series of block trades.

_________________________________________________________________________________________

17. Investment in Arena Pharmaceuticals, Inc.

During the years 1997 to 1999, we invested in the start up of Arena Pharmaceuticals, Inc. ("Arena"), a San Diego, California biotechnology company. Our investment in Arena was $3,200 at December 31, 1999. In July of 2000, Arena successfully completed its initial public offering ("IPO") of common stock on the NASDAQ market. At the time of the IPO, our investments in the form of preferred shares and convertible notes were fully converted to common stock, resulting in our holding of slightly more than 2,000 shares of common stock in Arena. During June 2001, Arena completed a secondary offering of additional shares of common stock. We participated in the offering by selling 100 shares and realizing a gain of $2,387.

We are subject to certain restrictions under federal securities laws that limit the number of shares in Arena that can be sold. At December 31, 2001, we classified those shares that are eligible to be sold within one year as marketable securities and reflected them at a fair value totaling approximately $12,838. The remainder of the shares, which are classified as investment in restricted stock, are valued at cost totaling approximately $1,441 at December 31, 2001. Our investment in Arena is subject to a number of uncertainties, many of which are beyond our control. In addition, we cannot provide any assurance to its investors about the market for Arena's common stock, the potential volatility in the market price of Arena's common stock, or our ability to sell any Arena common stock should we seek to make such sales in the future. In 2002, we have entered into a plan to reduce over time our holdings in Arena.

_________________________________________________________________________________________

18. Relationship with Accenture LLP.

On February 8, 2002, we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies. Our discovery and enterprise informatics software and our domain expertise in implementing software-based solutions for chemistry research activities is expected to form a substantial part of the integrated systems designed for implementation with Accenture. As part of this arrangement, we issued 33 shares of common stock, valued at $1.0 million, to Accenture upon entry into this arrangement and agreed to issue another $1.5 million of stock, based upon prevailing market prices, when a full marketing program is launched. These costs will be amortized over the life of the agreement which is estimated to be five years.

Report of Independent Auditors

Board of Directors and Shareholders

of Tripos, Inc.

We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

St. Louis, Missouri

February 5, 2002 (except for notes 16 and 18,

as to which the date is February 8, 2002)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2002 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 7, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Transactions subject to disclosure pursuant to Item 404 of Regulation S-K:

The information required by this item is included under the caption "Related Party Transactions" within the Executive Compensation and Related Matters section of the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2002 and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

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

(b) Reports on Form 8-K filed in the fourth quarter of 2001:

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

SIGNATURES

TRIPOS, INC.

By: John P. McAlister                                               March 23, 2002

John P. McAlister, III                                                Date

President, Chief Executive Officer and

Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, B. James Rubin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2001, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	March 23, 2002
John P. McAlister III	President and Director
(Principal Executive Officer)

/s/ B. James Rubin	Senior Vice President,	March 23, 2002
B. James Rubin	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ John D. Yingling	Vice President,	March 23, 2002
John D. Yingling	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	March 23, 2002
Ralph S. Lobdell

/s/ Stewart Carrell	Director	March 23, 2002
Stewart Carrell

/s/ Gary Meredith	Director	March 23, 2002
Gary Meredith

/s/ Ferid Murad	Director	March 23, 2002
Ferid Murad

/s/ Alfred Alberts	Director	March 23, 2002
Alfred Alberts

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, December 31, 2000 and December 31, 2001

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
1999	$ 99	$ 28	$ --	$ --	$ 127
2000	127	101	--	36	192
2001	192	454	--	64	582

Valuation Allowance for Deferred Income Tax Assets
1999	$ --	$ 1,133	$ --	$ --	$ 1,133
2000	1,133	1,180	--	--	2,313
2001	2,313	--	--	1,848	465

Inventory Reserve for Obsolescence
1999	$ 31	$ 400	$ --	$ --	$ 431
2000	431	475	--	--	906
2001	906	317	--	--	1,223

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

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of our report dated February 5, 2002 (except for notes 16 and 18, as to which the date is February 8, 2002) with respect to the consolidated financial statements and financial statement schedule of Tripos, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

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

March 25, 2002