Form 10-Q
period 2002-03-31
TRIPOS INC
filed 2002-05-15
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2002: 8,572,972 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)	Mar 31, 2002	Dec 31,2001
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 11,665	$ 6,987
Marketable Securities	10,631	12,838
Accounts receivable	16,409	21,140
Notes receivable from executives	41	41
Inventory	4,006	3,967
Prepaid expenses	3,854	1,339
Total current assets	46,606	46,312

Notes Receivable-trade	5,130	4,503
Notes receivable from executives	114	114
Property and equipment, less accumulated depreciation	13,506	13,312
Capitalized development costs, net	626	295
Goodwill, net of amortization	965	958
Investment in restricted stock	1,251	1,441
Other, net	2,321	702
Total assets	$ 70,519	$ 67,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 550	$ 683
Accounts payable	587	1,146
Accrued expenses	5,568	7,399
Deferred revenue	11,515	6,907
Deferred income taxes	2,921	2,568
Total current liabilities	21,141	18,703

Long-term portion of capital leases	328	328
Long-term debt	2,698	2,739
Long-term deferred revenue	3,755	2,977
Deferred income taxes	158	1,343
Series B preferred stock	--	9,826

Shareholders' equity :
Common stock	43	38
Additional paid-in capital	33,568	23,130
Retained earnings	3,510	1,958
Other comprehensive income	5,318	6,595
Total shareholders' equity	42,439	31,721

Total liabilities and shareholders' equity	$ 70,519	$ 67,637

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	Mar 31, 2002	Mar 31,2001
Net sales:
Discovery software	$ 6,676	$ 2,334
Support	1,963	1,970
Software consulting services	1,446	3,058
Discovery research	2,479	1,767
Hardware	134	799
Total net sales	12,698	9,928

Cost of sales	3,033	2,705
Gross margin	9,665	7,223

Operating expenses:
Sales and marketing	3,934	2,636
Research and development	3,224	2,305
General and administrative	1,520	1,477
Total costs and expenses	8,678	6,418

Income from operations	987	805

Other income, net	1,024	321
Income before income taxes and preferred dividends	2,011	1,126

Income tax expense	422	394
Net income before preferred dividends	1,589	732

Preferred dividends	37	111
Net income allocable to common shareholders	$ 1,552	$ 621

Basic income per share	$ 0.19	$ 0.09
Basic weighted average number of shares	8,222	7,198
Diluted income per share	$ 0.16	$ 0.07
Diluted weighted average number of shares	10,021	8,450

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Three Months Ended
	Mar 31, 2002	Mar 31, 2001
Operating activities:
Net income	$ 1,589	$ 732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	429	475
Amortization of capitalized development costs (and goodwill in 2001)	171	56
Gain from sale of equity investment	(936)	--

Change in operating assets and liabilities:
Accounts receivable	4,504	4,400
Notes receivable-trade	(627)	(137)
Inventories	(125)	43
Prepaid expenses and other current assets	(2,601)	(164)
Accounts payable and accrued expenses	(2,166)	(39)
Deferred revenue	5,674	4
Net cash provided by operating activities	5,912	5,370

Investing activities:
Purchases of property and equipment	(751)	(603)
Capitalized development costs	(433)	--
Proceeds from sale of equity investment	1,126	--
Acquisition, including investment in unconsolidated affiliates	(905)	--
Net cash used in investing activities	(963)	(603)

Financing activities:
Stock issuance pursuant to stock plans	472	525
Series B preferred stock dividends paid	(892)	--
Payments on long-term debt and capital leases	(144)	(183)
Net cash provided by (used in) financing activities	(564)	342

Effect of foreign exchange rate changes on cash and cash equivalents	293	(564)

Net increase in cash and cash equivalents	4,678	4,545

Cash and cash equivalents at beginning of period	6,987	3,806
Cash and cash equivalents at end of period	$ 11,665	$ 8,351

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

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis, and design. In building our discovery services and enterprise consulting capabilities, we have focused on developing an integrated suite of offerings and on achieving disciplined financial goals intended to result in positive contributions to profitability and cash flows. Our business model is based on deriving recurring revenues from our discovery software, enterprise software consulting services, and discovery research business, as well as on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a brief description of each area of our business:

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

    Enterprise Software Consulting Services. Through our enterprise software consulting services, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our proprietary MetaLayer™ "middleware" software integrates chemistry and biology data of disparate types and sources that cannot be effectively managed on our customer's existing information technology platforms.

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

We have a geographically diverse customer base, with approximately half of our revenues derived from European and Pacific Rim customers. Our worldwide sales force operates from offices throughout the United States, in England, France and Germany, and through representatives around the Pacific Rim. Our headquarters are in St. Louis, Missouri and our chemistry laboratories are in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards.

Item 1. Financial Statements (continued)

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2002 and 2001 are as follows:
	2002	2001
Net income	$ 1,552	$ 732
Unrealized gain (loss) on marketable securities	(1,377)	1,263
Less: reclassification for gains included in net income	(580)	--
Foreign currency translation adjustments	680	(439)
Comprehensive income	$ 275	$1,556

The components of accumulated other comprehensive income, net of related tax, at March 31, 2002 and December 31, 2001 are as follows:
	2002	2001
Foreign currency translation adjustments	$ 401	$ (279)
Unrealized gain (loss) on marketable securities	4,917	6,874
Accumulated other comprehensive income	$ 5,318	$ 6,595

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001.

	2002	2001
Numerator:
Numerator for basic earnings per share-- net income allocable to common shareholders	$ 1,552	$ 621
Add back preferred dividends (Note A)	37	--
Numerator for diluted earnings per share--net income	$ 1,589	$ 621

Denominator:
Denominator for basic earnings per share--weighted average shares	8,222	7,198
Effect of dilutive securities:
Employee stock options	1,544	1,252
Preferred shares (Note A)	255	--
Denominator for diluted earnings per share--adjusted weighted average shares and assumed conversions	10,021	8,450
Basic income per share	$0.19	$0.09
Diluted income per share	$0.16	$0.07

Note A: For the first quarter of 2001, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

For additional disclosures regarding earnings per share, see the notes to the Company's 2001 consolidated financial statements in its Form 10-K.

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
	Mar. 31, 2002	Dec. 31, 2001
Raw materials	$251	$ 209
Work in process	681	547
Finished goods	4,360	4,434
Reserve for obsolescence	(1,286)	(1,223)
Total inventory	$4,006	$3,967

Item 1. Financial Statements (continued)

(6)     Series B Preferred Stock

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of these shares in a block trade with the assistance of a broker.

As of December 31, 2001 the value of Preferred shares outstanding was $9,826 which included $856 of accrued dividends.

(7)     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FAS 141") and FAS 142. FAS 141 became effective on July 1, 2001 and requires that all future business combinations be accounted for under the "purchase method". FAS 142 became effective on January 1, 2002 and effects the valuation of goodwill and other intangible assets. These intangibles, with indefinite lives, are no longer amortized, but rather are assessed for impairment on a periodic basis. Accordingly, as of January 1, 2002, we no longer amortize goodwill and will perform a transitional impairment test of our existing goodwill by June 30, 2002 with annual impairment tests thereafter. We do not expect any impairment of goodwill from the initial transitional impairment test. The adoption of the non-amortization provisions of FAS 142 did not have a material effect on earnings or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of January 1, 2002 and the adoption of the statement did not have a material effect on our financial position and results of operations.

(8)     Revenue Recognition

We recognize revenue from software licenses in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and its update, SOP 98-4, upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. We recognize revenue from software support contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products, specified upgrades, software support services and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware sales are recognized on delivery of the product from our vendor to the customer.

We have entered into contract research agreements and software consulting arrangements with certain customers that provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. The costs of providing the services for these revenues are included in Cost of Sales for the periods in which the services are performed. We reflect costs to fulfill collaborative software development agreements in R&D to better reflect the uncertain outcome from this type of research. A summary of the revenues and associated costs for collaborative software development for the first three-month period of 2002 and 2001 is shown below:
Contract R&D Revenues and Costs	March 31, 2002	March 31, 2001
Collaborative software development services	$ 629	$ 545

Research & development costs	$ 350	$ 272

Item 1. Financial Statements (continued)

(9)     Significant Customers

During the first quarter of 2002, revenues from Pfizer, Inc. represented 29% of total net sales. For the same period in 2001, Pfizer represented less than 1% of total net sales. In the first quarter of 2001 we recorded significant revenues from Bayer AG (29%) and Lipha SA (10% of our total net revenues). For the first three months of 2002, Bayer and Lipha each represented less than 10% of total net revenues.

(10)     Software Capitalization

We capitalize software development costs under two conditions. First, software developed for the purpose of marketing to third parties is capitalized in accordance with Statement of Financial Accounting Standard No. 86 ("SFAS 86"), Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. As a result, we have capitalized costs associated with the commercialization of our ChemCore laboratory information system. For software developed for internal use, we have adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2001. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

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

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, MetaLayerTM software, to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as services are performed. These contracts may also generate substantial license fee revenue for our proprietary software

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

technologies such as our MetaLayerTM and ChemCoreTM software. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars and therefore be sufficient to effect quarterly comparisons.

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

Over time we have invested in collaborative internal drug discovery programs with Arena Pharmaceuticals, Arrow Pharmaceuticals, Signase and the Wolfson Institute. These collaborations have generated patented lead compounds that are actively being validated and pursued by our respective partners. We are unable to predict when and if we will recognize any financial benefit from these collaborations. The costs of these program investments have been expensed in prior years.

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

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research. We believe that selling and marketing expenses will be higher in 2002 as a percent to net sales as we grow this organization to capitalize on market opportunities. Additionally, we expect that administrative costs will be lower as a percent of sales during 2002, however, these expenses may rise in future periods as our company grows. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

During 1998 and 1999, we used our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to make capital investments, reduce debt levels and conduct operations. In 2001, we benefited from these prior investments which have now generated positive cash flows. In April 2002, we announced our intentions to expand our chemistry research facility in England. Our initial estimates of the total investment in new laboratories is $23 million less the grant funding of approximately $5.3 million coming from the British central and regional governments.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be required to be recognized ratably over the life of the contract. See Note 8 of the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Our quarterly results can also be effected by the mix of revenue components. The variability of the timing of milestones, term, scope and magnitude of service-based contracts along with our ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Results of Operations

Net sales for the first quarter of 2002 were $12,698 compared to $9,928 in 2001, an increase of 28%.

For the three months ended March 31, 2002, discovery software sales increased 186% to $6,676. This growth was principally attributable to the wide-area network license announced in January 2002 with Pfizer, Inc. for the global implementation of all of our software products. Additionally, work was initiated on a second collaborative software research agreement with Pfizer to further develop our Lithium™ software platform. Support revenues were essentially unchanged at $1,963 for first quarter of 2002 and $1,970 for same period in 2001. Software consulting services revenues for the first three months declined 53% to $1,446 as multiple contracts for 2002 have revenues based on the achievement of milestones that are expected in future periods. In addition, the software consulting revenues in the first quarter of 2001 included a substantial MetaLayer™ technology license fee along with hourly fee-based services. Discovery research sales, including LeadQuest™ compound libraries, accounted for $2,479 in the first quarter of 2002 and $1,767 in the same period in 2001, an increase of 40%. This increase in Discovery research business was attributed to multiple orders for compounds in the quarter, initiation of work on the $100 million strategic compound design and synthesis contract with Pfizer (announced in January 2002), and research work for other customers. Hardware sales decreased by 83% from $799 in 2001 to $134 for the first quarter 2002.

Net sales for the Company's activities outside of North America represented approximately 46% for the first three months of 2002 compared to 64% for the same period in 2002. Net sales in Europe decreased 22% for the first three months of 2002 compared to 2001 and accounted for 35% and 57% of net sales for the three-month periods, respectively. The decrease in Europe for 2002 is principally related to software consulting service contracts with milestones expected in future periods and the inclusion of a substantial MetaLayer technology license in the corresponding period in 2001. Net sales in the Pacific Rim, principally Japan, increased 104% compared to the first three months of 2001 and accounted for 11% and 7% of net sales for the respective periods. The 2002 increase is related to strong discovery software and LeadQuest compound revenues. Sales to existing customers represent 92% of total net sales for the three-month period ending March 31, 2002.

Cost of sales for the three-month period ending March 31, 2002 increased 12% compared to the same period in 2001. Cost of sales were $3,033 and $2,705 for the first quarter of 2002 and 2001, respectively. This change was due to increased royalties on higher sales of discovery software along with costs from higher discovery research and compound revenues partially offset by lower hardware sales compared to the prior year. Cost of sales as a percent of net sales improved to 24%in 2002 from 27% for the same three-month period in 2001.

Gross profit margin percentage for the first quarter 2002 increased to 76% from 73% of total net sales in the first quarter of 2001. The increase in gross margin percent to net sales is a result of the higher mix of discovery software revenues.

Sales and marketing expenses increased 49% to $3,934 from $2,636 for the first quarter of 2002 compared to 2001. Sales and marketing expenses as a percentage of net sales were 31% and 27% for the three-month periods in 2002 and 2001, respectively. The increase in sales and marketing expenses and as a percent to sales are driven by commissions on higher net sales coupled with additions to the sales and marketing organization in the first quarter of 2002.

Research and development expenses increased to $3,224 from $2,305 and represented 25% and 23% of net sales for the three-month periods in 2002 and 2001, respectively. The increases in expenses dollars and percentage of net sales reflect preparation and startup costs for the previously announced strategic design and synthesis discovery research project with Pfizer and collaborative software development agreements.

General and administrative expenses increased 3% to $1,520 in 2002 from $1,477 for the first quarter of 2001, and represent 12% and 15% of net sales for the respective periods. Included in G&A expense for 2002 is $83 of amortization related to our contribution to the five-year joint marketing effort with Accenture to offer our combined expertise in enterprise consulting and knowledge management services.

Other income increased from $321 for the first quarter in 2001 to $1,024 for the comparable period in 2002. This change was due to a $936 gain on the sales of shares of Arena Pharmaceuticals during the first quarter of 2002.

Income tax expense was $422 for the three-month period in 2002, which represents an effective tax rate of 21%. For 2001, income tax expense was $394, a 35% effective rate. The rate reduction for 2002 reflects management's estimate of the usage of net operating losses in the U.K. during the current tax year ending December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity, Capital Resources and Capital Commitments

For the three-month period ending March 31, 2002, net cash provided by operations was $5,912 primarily due to net income of $1,589, that included a pre-tax gain of $936 from the sale of shares of Arena Pharmaceuticals common stock, and decreases in trade accounts receivable of $4,504, an increase in deferred revenue of $5,674 along with depreciation and amortization of $429 and $171 respectively, which were offset by a decrease in accounts payable and accrued expenses of $2,166 along with increases in prepaid expenses of $2,601 and notes receivables of $627. The increase in prepaid expenses is partially due to deferred costs from the performance of service-based contracts that will be recognized with the corresponding revenue in future periods. Notes receivable-trade represent the long-term portion of revenue generated from the Company's sales of extended access contracts to its software technologies. For the same period in 2000, net cash provided by operations was $5,370 primarily due to net income of $732 and decreases in trade accounts receivable of $4,400 along with depreciation and amortization of $475 and $56 respectively, which were offset by a decrease in accounts payable and accrued expenses of $39 and increases in prepaid expenses of $164 and notes receivables of $137.

Cash used by investing activities during the first three months of 2002 were for property and equipment acquisitions ($751), net investments in Signase, Inc. ($500), A.M. Pappas's TechAMP II life sciences fund ($188), capitalized development costs for our ChemCore™ technology ($433) which were partially offset by the $1,126 of gross proceeds from the sale of Arena shares (less costs of $190). For the first three months of 2001, cash used for investing activities was for capital expenditures.

Cash used in financing activities for 2002 included the payment of accrued dividends upon the conversion of the Series B Preferred Stock by LION Bioscience ($892) and the reduction of outstanding debt ($144) offset by proceeds from the exercise of employee stock options of $472. For the same three-month period in 2001, the net cash provided by financing activities of $342 resulted from proceeds from stock option exercises reduced by payments on debt.

We anticipate that current working capital of $25,465, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the U.K. grant assistance, the $4,000 line of credit and access to equipment lease financing, will be sufficient to fund the announced chemistry laboratory expansion and our operations for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

          None

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

          None

          (b) No reports on Form 8-K were required to be filed during the period from December 31, 2001 to March 31, 2002.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	May 14, 2002	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 14, 2002	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	May 14, 2002	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary