Form 10-Q
period 2002-06-30
TRIPOS INC
filed 2002-08-13
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 2002: 8,722,865 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	June 30, 2002	Dec 31,2001
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 10,459	$ 6,987
Marketable Securities	8,969	12,838
Accounts receivable	14,817	21,116
Notes receivable from executives	97	65
Inventory	4,479	3,967
Prepaid expenses	3,042	1,339
Total current assets	41,863	46,312

Notes Receivable-trade	5,600	4,503
Notes receivable from executives	61	114
Property and equipment, less accumulated depreciation	14,248	13,312
Capitalized development costs, net	887	295
Goodwill, net of amortization	965	958
Investment in restricted stock	1,018	1,441
Investments and other assets, net	2,342	702
Total assets	$ 66,984	$ 67,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 3,131	$ 683
Accounts payable	1,208	1,146
Accrued expenses	4,764	7,399
Deferred revenue	9,639	6,907
Deferred income taxes	2,294	2,568
Total current liabilities	21,036	18,703

Long-term portion of capital leases	287	328
Long-term debt	--	2,739
Long-term deferred revenue	3,556	2,977
Deferred income taxes	158	1,343
Series B preferred stock	--	9,826

Shareholders' equity :
Common stock	44	38
Additional paid-in capital	34,682	23,130
Retained earnings	2,227	1,958
Other comprehensive income	4,994	6,595
Total shareholders' equity	41,947	31,721

Total liabilities and shareholders' equity	$ 66,984	$ 67,637

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Six Months Ended
	06-30-2002	06-30-2001	06-30-2002	06-30-2001
Net sales:
Discovery software	$ 3,314	$ 3,449	$ 9,994	$ 5,783
Support	1,963	1,957	3,926	3,927
Software consulting services	797	2,997	2,243	6,055
Discovery research	4,736	1,148	7,212	2,915
Hardware	254	1,035	387	1,834
Total net sales	11,064	10,586	23,762	20,514

Cost of sales	4,732	2,809	7,765	5,514
Gross margin	6,332	7,777	15,997	15,000

Operating expenses:
Sales and marketing	4,437	2,602	8,371	5,238
Research and development	3,071	2,612	6,295	4,917
General and administrative	1,649	1,503	3,169	2,980
Total operating expenses	9,157	6,717	17,835	13,135

Income (loss) from operations	(2,825)	1,060	(1,838)	1,865

Other income, net	1,202	2,444	2,226	2,765
Income (loss) before income taxes and preferred dividends	(1,623)	3,504	388	4,630

Income tax expense (benefit)	(341)	1,226	81	1,620
Net income (loss)	(1,282)	2,278	307	3,010

Preferred dividends	--	112	37	223
Net income (loss) allocable to common shareholders	$(1,282)	$2,166	$270	$2,787

Basic income (loss) per share	$ (0.15)	$0.30	$ 0.03	$ 0.38
Basic weighted average number of shares	8,658	7,310	8,440	7,254
Diluted income (loss) per share	$ (0.15)	$0.25	$ 0.03	$ 0.33
Diluted weighted average number of shares	8,658	9,228	9,857	9,250

Per share data reflects a 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Six Months Ended
	06-30-2002	06-30-2001
Operating activities:
Net income (loss)	$ 307	$ 3,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	620	942
Amortization of capitalized development costs and goodwill	352	114
Gain from sale of equity investment	(1,817)	(2,725)

Change in operating assets and liabilities:
Accounts receivable	7,086	3,674
Notes receivable-trade	(964)	(880)
Inventories	(310)	(226)
Prepaid expenses and other current assets	(1,633)	(221)
Accounts payable and accrued expenses	(3,279)	1,611
Deferred revenue	2,888	(2,199)
Net cash provided by operating activities	3,250	3,100

Investing activities:
Purchases of property and equipment	(1,243)	(1,260)
Capitalized development costs	(770)	--
Proceeds from sale of equity investment	2,237	2,894
Acquisition, including investment in unconsolidated affiliates	(835)	(694)
Net cash provided by (used) in investing activities	(611)	940

Financing activities:
Stock issuance pursuant to stock plans	1,587	1,267
Dividends paid on Series B preferred stock	(892)	--
Payments on long-term debt and capital leases	(413)	(398)
Net cash provided by financing activities	282	869

Effect of foreign exchange rate changes on cash and cash equivalents	551	15

Net increase in cash and cash equivalents	3,472	4,924

Cash and cash equivalents at beginning of period	6,987	3,806
Cash and cash equivalents at end of period	$ 10,459	$ 8,730

See accompanying notes.

Item 1. Financial Statements (continued)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of significant accounting policies

Organization

Our Discovery Software, Enterprise Software Consulting Service solutions and Discovery Research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the hands-on understanding of the challenges facing pharmaceutical research scientists in an effort to deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds or aiding our partners' design of new chemical compounds that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research and development activities.

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis, and design. Since the formation of Tripos, we have increased our capabilities to include discovery services and enterprise consulting capabilities. We are now focused on integrating all of these offerings to achieve disciplined financial goals with a focus on profitability and cash flows. Our business model is based on deriving recurring revenues from our discovery software, enterprise software consulting services, and discovery research business, as well as on achieving long-term contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a brief description of each area of our business:

    Discovery Software. Our SYBYL® and UNITY® software suites are the core of our discovery software offerings. These suites offer integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, agrochemical, biotechnology and related areas of research. We offer more than fifty (50) software products for these research areas.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 1. Financial Statements (continued)

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2002 and 2001 are as follows:
	Three-month Period		Six-month Period
	06-30-2002	06-30-2001	06-30-2002	06-30-2001
Net income (loss)	$ (1,282)	$ 2,278	$ 307	$ 3,010
Unrealized gain (loss) on marketable securities	99	12,018	(1,278)	13,281
Less: reclassification for gains included in net income	(552)	(1,698)	(1,132)	(1,698)
Foreign currency translation adjustments	129	(25)	809	(464)
Comprehensive (loss) income	$ (1,606)	$ 12,573	$(1,294)	$ 14,129

The components of accumulated other comprehensive income, net of related tax, at June 30, 2002 and December 31, 2001 are as follows:
	06-30-2002	12-31-2001
Foreign currency translation adjustments	$ 530	$ (279)
Unrealized gain on marketable securities	4,464	6,874
Accumulated other comprehensive income	$4,994	$ 6,595

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters and year-to-date periods ended June 30, 2002 and 2001.

	Three-month Period		Six-month Period
	06-30-2002	06-30-2001	06-30-2002	06-30-2001
Numerator:
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ (1,282)	$ 2,166	$ 270	$ 2,787
Add back preferred dividends (Note A)	--	112	--	223
Numerator for diluted earnings per share-- net income (loss)	$ (1,282)	$ 2,278	$ 270	$ 3,010

Denominator:
Denominator for basic earnings per share-- weighted average shares	8,658	7,310	8,440	7,254
Effect of dilutive securities:
Employee stock options (Note B)	--	1,100	1,417	1,178
Preferred shares (Note A)	--	818	--	818
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	8,658	9,228	9,857	9,250
Basic income per share	$(0.15)	$0.30	$0.03	$0.38
Diluted income per share	$(0.15)	$0.25	$0.03	$0.33

Note A: For the three- and six-month periods in 2002, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: For the three-month period ended June 30, 2002, weighted average shares outstanding did not include the effect of employee stock options as their inclusion would have been anti-dilutive.

For additional disclosures regarding earnings per share, refer to the notes to the Company's 2001 consolidated financial statements in its Form 10-K.

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
	06-30- 2002	12-31-2001
Raw materials	$ 370	$ 209
Work in process	654	547
Finished goods	4,943	4,434
Reserve for obsolescence	(1,488)	(1,223)
Total inventory	$4,479	$3,967

(6)     Series B Preferred Stock

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of these shares in a block trade with the assistance of a broker.

As of December 31, 2001 the value of Preferred shares outstanding was $9,826, of which $856 was accrued dividends.

(7)     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FAS 141") and FAS 142. FAS 141 became effective on July 1, 2001 and requires that all future business combinations be accounted for under the "purchase method". FAS 142 became effective on January 1, 2002 and effecting the valuation of goodwill and other intangible assets. These intangibles, with indefinite lives, are no longer amortized, but rather are assessed for impairment on a periodic basis. Accordingly, as of January 1, 2002, we no longer amortize goodwill and have performed a transitional impairment test of our existing goodwill as of June 30, 2002. We will now perform impairment tests annually. No impairment of goodwill was found in the initial transitional impairment test. The adoption of the non-amortization provisions of FAS 142 did not have a material effect on earnings or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addressed financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 became effective for fiscal years beginning after December 15, 2001. We adopted FAS 144 as of January 1, 2002 and the adoption of the statement has not had a material effect on our financial position and results of operations.

(8)     Revenue Recognition

We recognize revenue from software licenses in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and its update, SOP 98-4, upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. We recognize revenue from software support contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products, specified upgrades, software support services and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined by vendor-specific objective evidence. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware sales are recognized on delivery of the product from our vendor to the customer.

We have entered into contract research agreements and software consulting arrangements with certain customers that provide for collaboration with us in defining related software products, early access to the products, discounts on licenses for the products developed and compound library design. We recognize revenue related to contract research

Item 1. Financial Statements (continued)

and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, either on a completed contract basis or a percentage of completion basis depending upon the specific terms of each contract. The costs of providing the services for these revenues are included in Cost of Sales for the periods in which the services are performed and revenue is recognized. We include costs to fulfill collaborative software development agreements in R&D to reflect the uncertain outcome from this type of research. A summary of the revenues and associated costs for collaborative software development for the three- and six-month periods of 2002 and 2001 is shown below:
	Three-month Period		Six-month Period
Contract R&D Revenues and Costs	06-30-2002	06-30-2001	06-30-2002	06-30-2001
Collaborative software development services	$770	$527	$1,399	$1,072

Research & development costs	$402	$242	$752	$514

(9)     Significant Customers

During the second quarter of 2002, revenues from Pfizer, Inc. represented 40% of total net sales. For the same period in 2001, Pfizer represented less than 1% of total net sales. In the first quarter of 2002 we announced three separate contracts with Pfizer for multi-year worldwide licenses to our discovery software products, for a multi-year collaborative software development project around our Lithium™ technology and a $100 million four-year discovery research services project to design and synthesize exclusive compound libraries. In addition, we continue to perform collaborative software development with Pfizer for new products in the high throughput screening area. Nevertheless, the termination of one or more of these contracts or reduced requirements under certain of these contracts could have a material adverse effect on our revenues and profitability.

In the second quarter of 2001 we recorded significant revenues from Bayer AG (12%) and Bristol Myers Squibb (12% of our total net revenues). For the second quarter of 2002, Bayer and Bristol Myers Squibb each represented less than 10% of total net revenues.

(10)     Software Capitalization

We capitalize software development costs under two conditions. First, software developed for the purpose of marketing to third parties is capitalized in accordance with Statement of Financial Accounting Standard No. 86 ("SFAS 86"), Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. As a result, we have capitalized costs associated with the commercialization of our ChemCore laboratory information system. For software developed for internal use, we apply SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Included in internal software is our own laboratory informatics system.

(11)     Related Party Transaction

As previously disclosed in the proxy statement for our 2002 Annual Meeting of Shareholders, we made a loan in 2001 to a senior vice president in the amount of $175 of which $158 remained outstanding on June 30, 2002. The loan bears interest at the rate of 8% and requires regular interest and principal payments, and is expected to be paid in full within the next two years. The outstanding balance is secured by salary, bonus and stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We have identified certain factors that could cause actual results to differ materially from the forward-looking statements under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2001. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Overview

As a leader in our industry, we provide the pharmaceutical, biotechnology, agrochemical and other life sciences industries with state-of-the-art discovery chemistry, integrated discovery software products, software consulting services, and discovery research. We combine information technology and scientific research to optimize and accelerate molecular research for the discovery and progression of new products by our customers. Our products include proprietary discovery software tools to manage, analyze and share biological and chemical information; systems integration along with other software consulting services; diverse chemical libraries; and collaborative and contract research for the discovery, synthesis, characterization and optimization of new chemical compounds that are active in biological systems.

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

We develop and manufacture general screening compound libraries for sale to the life sciences industry. Revenue from the sale of these compound libraries is recognized upon shipment to the customer. Individual contracts for the sale of compound libraries may vary greatly in magnitude, from a few hundred dollars to over one million dollars, and thus may affect the comparability of quarterly results. The sale of compound libraries has created the opportunity to offer follow-up discovery research services to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery. Revenue from these optimization or LeadFocus library design and synthesis contracts may include: technology access fees, billable time (full-time equivalents), milestone payments and royalties.

We also act as a reseller of computer hardware in conjunction with software sales. Hardware sales are generally made to facilitate integration of our software into customer research activities and are not a focus of our sales activities. We act merely as an authorized reseller and do not maintain any inventory. Accordingly, margins on these sales are relatively modest and are typically below 10%.

Over time we have invested in collaborative internal drug discovery programs with Arena Pharmaceuticals, Arrow Pharmaceuticals and Signase, Inc. These collaborations have generated patented lead compounds that are actively being validated and pursued by our respective partners. We are unable to predict when and if we will recognize any financial benefit from these collaborations. The costs of these program investments have been expensed in prior years.

We license discovery software tools to customers, provide ongoing support, including upgrades selected by customers, and provide consulting services to customers that enable the integration of our discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new software tools. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales.

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research along with related overheads. We believe that selling and marketing expenses will be higher in 2002 as a percent to net sales as we grow this organization to capitalize on market opportunities. Additionally, we expect that administrative costs will be lower as a percent of sales during 2002, however, these expenses may rise in future periods as our company grows. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and for periodic marketing activities such as appearances at trade exhibitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

During 1998 and 1999, we used our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to make capital investments, reduce debt levels and conduct operations. In 2001, we benefited from these prior investments that have begun to generate positive cash flows. In April 2002, we announced our intentions to expand our chemistry research facility in England. We estimate the total investment in new laboratories to be up to $23 million with grant funding of up to $5.3 million coming from the British central and regional governments. We plan to fund this project from working capital, cashflow from operations, proceeds from possible further sales of Arena Pharmaceuticals common stock, our bank line of credit and, if necessary, equipment lease financing that we expect to be available for these purposes.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be required to be recognized ratably over the life of the contract. See Note 8 of the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, as occurred in June 2002, delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The mix of revenue components can also affect our quarterly results. Variability in the timing, scope, and magnitude of milestone and other service-based payments under existing and future contracts along with our ability to obtain additional contracts can have a significant impact on quarterly and annual revenues.

Results of Operations

Net sales for the second quarter of 2002 were $11,064 compared to $10,586 in 2001, an increase of 5%. Net sales for the six-months year-to-date increased 16% and were $23,762 and $20,514 for 2002 and 2001, respectively.

For the three months ended June 30, 2002, discovery software and support revenues ($5,277) were down slightly (2%) from the prior year period ($5,406); however, year-to-date these revenues grew by 43% to $13,920 in 2002 from $9,710 in 2001. Included in our discovery software revenues are collaborative software development projects that increased by 46% to $770 in the second quarter of 2002 compared to the same period in 2001. For the six-month period of 2002, collaborative software development grew by 30% to $1,399 compared to 2001. Progress on our discovery software research collaborations generally remain consistent with contractual requirements for the development and deployment of our Lithium™ and high throughput screening technologies. Software consulting services revenues accounted for $797 in the three-month period ending June 30, 2002 compared to $2,997 for the same period in 2001. Six-month year-to-date revenues for SCS were $2,243 and $6,055 for 2002 and 2001, respectively. The 73% decline for the quarter and 63% decline for the year-to-date periods are attributable to a modest level of revenue recognition for successfully completed work and lack of additional new contracts. Tripos also experienced unanticipated delays and missed a milestone in the deployment of one complex system that has negatively impacted gross margin and could continue to impede revenue recognition for that project. Discovery research sales, including LeadQuest™ compound libraries, accounted for $4,736 in the second quarter of 2002 compared to $1,148 in the same period in 2001, an increase of 313%. Discovery research revenues for the six-month periods in 2002 and 2001 were $7,212 and $2,915, respectively, an increase of 147%. This increase in Discovery research business was attributed to multiple orders for compounds in the quarter and year, work on the $100 million strategic compound design and synthesis contract with Pfizer (announced in January 2002), along with discovery research work for other customers. Low margin hardware sales decreased by 75% from $1,035 in 2001 to $254 for the second quarter 2002 and by 79% from $1,834 for the six-month period in 2001 to $387 for the year-to-date period in 2002.

Net sales for the Company's activities outside of North America represented approximately 72% for the three months ended June 30, 2002 and 58% for the first half of the year compared to 46% and 54%, respectively for the same period in 2001. Net sales in Europe increased 76% for the second quarter of 2002 compared to 2001 and accounted for 64% and 38% of net sales for the three-month periods, respectively. The increase in Europe for 2002 is principally related to the on-track performance to-date in the chemistry collaboration with Pfizer's European research location. Net sales in the Pacific Rim, principally Japan, increased 7% compared to the second quarter of 2001 and accounted for 8% of net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

sales for the respective periods. Sales to existing customers represent 93% of total net sales for the six-month period ending June 30, 2002.

Cost of sales for the six-month period ending June 30, 2002 increased 41% to $7,765 compared to the same period in 2001. Cost of sales were $4,732 and $2,809 for the second quarter of 2002 and 2001, respectively, an increase of 68%. Included in the cost of sales for the second quarter is an incremental expense of $829 for costs associated with a software consulting services project that is experiencing unanticipated delays. These incremental costs with no corresponding revenue in this period represent the recognition of the estimated loss on this contract as accounted for under the "completed contract method". In addition, higher discovery research and compound revenues resulted in an increase in costs of sales. Cost of sales as a percent of total net sales was 43% and 27% for the three-month periods and 33% and 27% for the six-month periods in 2002 and 2001, respectively.

Gross profit margin percentage for the second quarter 2002 decreased to 57% from 73% of total net sales in the second quarter of 2001. For the six months year-to-date, gross margin percentage decreased to 67% in 2002 from 73% in 2001. The decrease in gross profit resulted from the accrual of the estimated loss on a software consulting services contract in which achievement of a milestone was unexpectedly delayed along with the effect of delayed purchase decisions of our higher margin discovery software products and a shift in the mix of revenues from our product and service offerings.

Sales and marketing expenses increased 70% to $4,437 from $2,602 for the second quarter of 2002 compared to 2001 and by 60% to $8,371 from $5,238 for the six-months year-to-date compared to 2001. Sales and marketing expenses as a percentage of net sales were 40% and 25% for the second three-month periods in 2002 and 2001, respectively. The increase in sales and marketing expenses is driven by additions to the sales and marketing organization and the amortization related to our contribution to the five-year joint marketing effort with Accenture to offer combined expertise in enterprise consulting and knowledge management services. Additionally, product advertisement increased over the prior year in an effort to increase public awareness and inform current and potential customers of Tripos products.

Research and development expenses increased to $3,071 from $2,612 and represented 28% and 25% of net sales for the second three-month periods in 2002 and 2001, respectively. Six month year-to-date R&D expenses were $6,295 in 2002 compared to $4,917 in 2001, 26% and 24% of net sales, respectively. The increases in expense dollars and percentage of net sales reflect preparation and startup costs for the previously announced strategic design and synthesis discovery research project with Pfizer along with collaborative software development agreements whose costs are included in R&D reflecting the uncertain outcome from this type of research.

General and administrative expenses increased 10% for the second quarter of 2002 to $1,649 from $1,503 in 2001, and represent 15% and 14% of net sales for the respective periods. For the six-month period ending June 30, 2002, G&A expense was $3,169 compared to $2,980 in 2001, a 6% increase. The increase in G&A for the quarter and year-to-date periods is principally related to corporate matters and investor relations activity.

Other income decreased from $2,444 for the second quarter in 2001 to $1,202 for the comparable period in 2002. During the three- and six-month periods in 2001 we realized a net gain of $2,387 on the sale of one hundred thousand shares of Arena Pharmaceuticals at $27 per share during Arena's initial public offering. During the second quarter of 2002, we continued selling shares of Arena under a program initiated earlier in 2002 and realized gains from the sale of one hundred thirty seven thousand shares at an average price of $8 per share. For the six month period in 2002, we sold an aggregate of two hundred fifty thousand shares of Arena at an average price of approximately $9 per share.

Income tax benefit was $341 for the second three-month period in 2002, which represents an effective tax rate of 21%. For the same period in 2001, income tax expense was $1,226, a 35% effective rate. The rate reduction for 2002 reflects management's estimated usage of net operating losses in the U.K. during the current tax year ending December 31, 2002.

Liquidity, Capital Resources and Capital Commitments

For the six-month period ending June 30, 2002, net cash provided by operations was $3,250 primarily due to decreases in trade accounts receivable of $7,086, an increase in deferred revenue of $2,888 along with depreciation and amortization of $620 and $352 respectively, which were offset by a decrease in accounts payable and accrued expenses of $3,279 along with a increases in notes receivable of $964 and prepaid expenses of $1,633 less the gain from the sale of shares of Arena ($1,817). The increase in prepaid expenses is partially due to deferred costs from the performance of service-based contracts that will be recognized with the corresponding revenue in future periods. For the six-month period ending June 30, 2001, net cash provided by operations was $3,100 primarily due to net income of $3,010, a decrease in trade accounts receivable of $3,674, an increase in accounts payable and accrued expenses of $1,611 along with depreciation and amortization of $942 and $114 respectively, which were offset by increases in prepaid expenses of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

$221, inventories of $226, notes receivables of $860 and a decrease in deferred revenue of $2,199 less a gain of $2,725 for the sale of Arena shares in the period.

Cash used by investing activities during the first six months of 2002 were for property and equipment acquisitions ($1,243), net investments in Signase, Inc. ($500), A.M. Pappas's TechAMP II life sciences fund ($335), capitalized development costs for our ChemCore™ technology ($770) which were partially offset by the $2,237 of gross proceeds from the sale of Arena shares. For the first six months of 2001, cash provided from investing activities was generated from the proceeds from the sale of shares of Arena ($2,894) which offset capital expenditures of $1,260 and an investment in A.M. Pappas's TechAMP II life sciences fund of $525.

Cash provided by financing activities for 2002 included the payment of accrued dividends upon the conversion of the Series B Preferred Stock by LION Bioscience ($892) and the reduction of outstanding debt ($413) offset by proceeds from the exercise of employee stock options of $1,587. For the same six-month period in 2001, the net cash provided by financing activities of $869 resulted from proceeds from stock option exercises reduced by debt repayments.

We anticipate that working capital of $20,827, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the U.K. grant assistance, our $4,000 bank line of credit and anticipated access to equipment lease financing, will be sufficient to fund and our operations and commitments for at least the next twelve months including our announced chemistry laboratory expansion. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.     Changes in Securities

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 7, 2002:

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	7,880,900	34,475
Alfred Alberts	7,879,873	35,502
Stewart Carrell	7,874,130	41,245
John P. McAlister	7,014,680	900,695
Gary Meredith	5,448,307	2,467,068
Ferid Murad	7,880,073	35,302

2) To approve the establishment of the 2002 Employee Stock Purchase Plan with a reserve of 250,000 shares. The matter was approved by the shareholders by the following tally of votes:

Votes	Votes	Votes
"For"	"Against"	"Abstain"
7,855,880	52,621	6,874

Part II Other Information (continued)

3) To amend the 1994 Director Stock Options Plan to increase the number of shares authorized for issuance from 480,000 to 600,000 shares. The matter was approved by the shareholders by the following tally of votes:

Votes	Votes	Votes
"For"	"Against"	"Abstain"
4,877,758	3,022,812	14,805

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

None

          (b) No reports on Form 8-K were required to be filed during the period from April 1, 2002 to June 30, 2002.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	August 13, 2002	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 13, 2002	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	August 13, 2002	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary