Form 10-Q
period 2002-09-30
TRIPOS INC
filed 2002-11-14
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 2002: 8,794,550 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)	Sept 30, 2002	Dec 31,2001
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 4,228	$ 6,987
Marketable Securities	5,985	12,838
Accounts receivable	16,967	21,116
Notes receivable from executives	97	65
Inventory	5,123	3,967
Prepaid expenses	2,372	1,339
Total current assets	34,772	46,312

Notes Receivable-trade	4,370	4,503
Notes receivable from executives	61	114
Property and equipment, less accumulated depreciation	16,248	13,312
Capitalized development costs, net	1,170	295
Goodwill, net of amortization	965	958
Investment in restricted stock	799	1,441
Investments and other assets, net	2,336	702
Total assets	$ 60,721	$ 67,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 358	$ 683
Accounts payable	942	1,146
Accrued expenses	4,339	7,399
Deferred revenue	8,294	6,907
Deferred income taxes	1,169	2,568
Total current liabilities	15,102	18,703

Long-term portion of capital leases	252	328
Long-term debt	2,615	2,739
Long-term deferred revenue	2,982	2,977
Deferred income taxes	158	1,343
Series B preferred stock	--	9,826

Shareholders' equity :
Common stock	44	38
Additional paid-in capital	34,876	23,130
Retained earnings	1,450	1,958
Other comprehensive income	3,242	6,595
Total shareholders' equity	39,612	31,721

Total liabilities and shareholders' equity	$ 60,721	$ 67,637

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	09-30-2002	09-30-2001	09-30-2002	09-30-2001
Net sales:
Discovery software	$ 3,115	$ 4,504	$13,109	$ 10,287
Support	1,992	1,958	5,918	5,885
Software consulting services	361	2,087	2,604	8,142
Discovery research	5,290	2,683	12,502	5,598
Hardware	367	717	754	2,551
Total net sales	11,125	11,949	34,887	32,463

Cost of sales	4,084	3,166	11,849	8,691
Gross margin	7,041	8,783	23,038	23,772

Operating expenses:
Sales and marketing	3,910	3,175	12,281	8,413
Research and development	2,966	2,671	9,261	7,577
General and administrative	1,783	1,861	4,952	4,841
Total operating expenses	8,659	7,707	26,494	20,831

Income (loss) from operations	(1,618)	1,076	(3,456)	2,941

Other income, net	633	(33)	2,859	2,732
Income (loss) before income taxes and preferred dividends	(985)	1,043	(597)	5,673

Income tax expense (benefit)	(207)	87	(126)	1,702
Net income (loss)	(778)	956	(471)	3,971

Preferred dividends	--	114	37	337
Net income (loss) allocable to common shareholders	$(778)	$ 842	$(508)	$3,634

Basic income (loss) per share	$ (0.09)	$0.11	$ (0.06)	$ 0.50
Basic weighted average number of shares	8,772	7,455	8,552	7,317
Diluted income (loss) per share	$ (0.09)	$0.10	$ (0.06)	$ 0.42
Diluted weighted average number of shares	8,772	8,714	8,552	9,346

Per share data reflects a 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine Months Ended
	09-30-2002	09-30-2001
Operating activities:
Net income (loss)	$ (471)	$ 3,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,160	1,166
Amortization of capitalized development costs and goodwill	553	165
Gain from sale of equity investment	(2,409)	(2,725)

Change in operating assets and liabilities:
Accounts receivable	7,506	293
Notes receivable-trade	195	(1,733)
Inventories	(784)	(307)
Prepaid expenses and other current assets	(999)	295
Accounts payable and accrued expenses	(6,093)	2,596
Deferred revenue	876	(2,396)
Net cash provided by operating activities	(466)	1,325

Investing activities:
Purchases of property and equipment	(3,456)	(1,207)
Capitalized development costs	(1,131)	--
Proceeds from sale of equity investment	3,051	2,894
Acquisition, including investment in unconsolidated affiliates	(963)	(701)
Net cash provided by (used) in investing activities	(2,499)	986

Financing activities:
Stock issuance pursuant to stock plans	1,782	1,481
Dividends paid on Series B preferred stock	(892)	--
Payments on long-term debt and capital leases	(1,035)	(781)
Net cash provided by financing activities	(145)	700

Effect of foreign exchange rate changes on cash and cash equivalents	351	230

Net increase in cash and cash equivalents	(2,759)	3,241

Cash and cash equivalents at beginning of period	6,987	3,806
Cash and cash equivalents at end of period	$ 4,228	$ 7,047

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

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis, and design. Since the formation of Tripos, we have increased our capabilities to include discovery services and enterprise consulting capabilities. Our goal is to integrate all of these offerings to achieve financial growth with a focus toward profitability and cash flows. Our business model is based on deriving recurring revenues from our discovery software, enterprise software consulting services, and discovery research business, as well as on achieving long-term contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a brief description of each area of our business:

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

    Software Consulting Services (Enterprise Informatics). Through our software consulting services, we design and build enterprise-wide systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our proprietary MetaLayer™ "middleware" software integrates chemistry and biology data of disparate types and sources that cannot be effectively managed on our customer's existing information technology platforms.

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

We have a geographically diverse customer base, with the majority of our revenues derived from European and Pacific Rim customers. Our worldwide sales force operates from offices throughout the United States, in England, France and Germany, and through representatives in Latin America and the Pacific Rim. Our headquarters are in St. Louis, Missouri and our chemistry laboratories are in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results

Item 1. Financial Statements (continued)

for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses and the valuation of net operating loss carryforwards.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows:
	Three-month Period		Nine-month Period
	09-30-2002	09-30-2001	09-30-2002	09-30-2001
Net income (loss)	$ (778)	$ 956	$ (471)	$ 3,971
Unrealized gain (loss) on marketable securities	(1,392)	(12,926)	(2,374)	354
Less: reclassification for gains included in net income	(468)	--	(1,896)	(1,698)
Foreign currency translation adjustments	108	355	917	(109)
Comprehensive (loss) income	$ (2,530)	$ (11,615)	$(3,824)	$ 2,518

The components of accumulated other comprehensive income, net of related tax, at September 30, 2002 and December 31, 2001 are as follows:
	09-30-2002	12-31-2001
Foreign currency translation adjustments	$ 638	$ (279)
Unrealized gain on marketable securities	2,604	6,874
Accumulated other comprehensive income	$3,242	$ 6,595

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters and year-to-date periods ended September 30, 2002 and 2001.

	Three-month Period		Nine-month Period
	09-30-2002	09-30-2001	09-30-2002	09-30-2001
Numerator:
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ (778)	$ 842	$ (508)	$ 3,634
Add back preferred dividends (Note A)	--	--	--	337
Numerator for diluted earnings per share-- net income (loss)	$ (778)	$ 842	$ (508)	$ 3,971

Denominator:
Denominator for basic earnings per share-- weighted average shares	8,772	7,455	8,552	7,317
Effect of dilutive securities:
Employee stock options (Note B)	--	1,259	--	1,211
Preferred shares (Note A)	--	--	--	818
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	8,772	8,714	8,552	9,346
Basic income (loss) per share	$(0.09)	$0.11	$(0.06)	$0.50
Diluted income (loss) per share	$(0.09)	$0.10	$(0.06)	$0.42

Item 1. Financial Statements (continued)

Note A: For the nine-month period in 2002 and the three-month period in 2001, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: For the three- and nine-month period ended September 30, 2002, weighted average shares outstanding did not include the effect of employee stock options as their inclusion would have been anti-dilutive.

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
	09-30- 2002	12-31-2001
Raw materials	$ 498	$ 209
Work in process	1,158	547
Finished goods	5,038	4,434
Reserve for obsolescence	(1,571)	(1,223)
Total inventory	$5,123	$3,967

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

Item 1. Financial Statements (continued)

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

Our service-based activities in discovery research, collaborative software development and software consulting include projects such as defining new software products, informatics solutions and custom compound library design. We recognize revenue related to discovery research, collaborative software development projects and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, either on a completed contract basis or a percentage of completion basis depending upon the specific terms of each contract. The costs of providing the services for discovery research and software consulting services revenues are included in Cost of Sales for the periods in which the services are performed and revenue is recognized. We include costs to fulfill collaborative software development agreements in R&D to reflect the uncertain outcome from this type of research. A summary of the revenues and associated costs for collaborative software development for the three- and nine-month periods of 2002 and 2001 is shown below:
	Three-month Period		Nine-month Period
Contract R&D Revenues and Costs	09-30-2002	09-30-2001	09-30-2002	09-30-2001
Collaborative software development services	$1,091	$460	$2,570	$1,532

Research & development costs	$576	$236	$1,329	$750

(9)     Significant Customers

During the third quarter of 2002, revenues from Pfizer, Inc. represented 43% of total net sales. For the same period in 2001, Pfizer represented less than 1% of total net sales. In the first quarter of 2002 we announced three separate contracts with Pfizer for multi-year worldwide licenses to our discovery software products, for a multi-year collaborative software development project around our Lithium™ technology and a $100 million four-year discovery research services project to design and synthesize exclusive compound libraries. In addition, we continue to perform collaborative software development with Pfizer for new products in the high throughput screening area. Nevertheless, the termination of one or more of these contracts or reduced requirements under certain of these contracts could have a material adverse effect on our revenues and profitability.

In the third quarter of 2001 revenues from the sale of Software Consulting products and services to Bayer AG represented 15% of Tripos' net sales. For the third quarter of 2002, Bayer represented less than 1% of total net revenues.

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

Item 1. Financial Statements (continued)

(11)     Related Party Transaction

During 2001, we made a 30-month loan to a senior vice president in the amount of $175. As of September 30, 2002, $158 remained outstanding of which $35 (including accrued interest) was past due. We are taking actions to collect amounts that are currently in default. The loan is further described in our proxy statement for the 2002 Annual Meeting of Shareholders.

(12)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. As of September 30, 2002 there were no borrowings outstanding on the line of credit and a balance of $2,780 remaining on the mortgage. Our bank has waived our non-compliance with covenants as of September 30, 2002 concerning maximum capital expenditures and minimum cash flows (i.e. EBITDA) under our current credit facility.

Our bank has issued a commitment letter for a new credit facility that would replace the existing facility that matures in April 2003, make certain additional borrowings available, and revise certain covenants from those in effect in the current facility. We are currently negotiating definitive terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share data)

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

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, MetaLayerTM software, to configure customized solutions for data management. Revenue, depending on the contract, may be generated on a billable rate per day, or upon achievement of milestones or deliverables, and is recognized as services are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies such as our MetaLayerTM and ChemCoreTM software. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars and therefore may be sufficient to impact the comparability of quarterly results.

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

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research along with related overheads. We believe that selling and marketing expenses will be higher in 2002 as a percent to net sales as we grow this organization to capitalize on market opportunities. We expect that 2002 administrative costs will be consistent with 2001 levels, however, these expenses may rise in future periods as our company grows. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and for periodic marketing activities such as appearances at trade exhibitions.

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

Results of Operations

Net sales for the third quarter of 2002 were $11,125 compared to $11,949 in 2001. Net sales for the nine-months year-to-date increased 7% and were $34,887 and $32,463 for 2002 and 2001, respectively.

For the three months ended September 30, 2002, discovery software and support revenues ($5,107) were down 21% from the prior year period ($6,462); however, year-to-date these revenues grew by 18% to $19,027 in 2002 from $16,172 in 2001. Included in our discovery software revenues are collaborative software development projects that increased by 137% to $1,091 in the third quarter of 2002 compared to the same period in 2001. For the nine-month period of 2002, collaborative software development grew by 68% to $2,570 compared to 2001. Progress on our discovery software research collaborations generally remain consistent with contractual requirements for the development and deployment of our Lithium™ and high throughput screening technologies. Software consulting services revenues accounted for $361 in the three-month period ending September 30, 2002 compared to $2,087 for the same period in 2001. Nine-month year-to-date revenues for SCS were $2,604 and $8,142 for 2002 and 2001, respectively. The 83% decline for the quarter and 68% decline for the year-to-date periods are attributable to a modest level of revenue recognition for successfully completed work and lack of additional new contracts. Tripos also experienced unanticipated delays and missed a milestone in the deployment of one complex system during the second quarter of 2002 that has negatively impacted gross margin and continued to impede revenue recognition in the third quarter for that project. Discovery research sales, including LeadQuest™ compound libraries, accounted for $5,290 in the third quarter of 2002 compared to $2,683 in the same period in 2001, an increase of 97%. Discovery research revenues for the nine-month periods in 2002 and 2001 were $12,502 and $5,598, respectively, an increase of 123%. This increase in Discovery research business was attributed to work on the $100 million strategic compound design and synthesis contract with Pfizer (announced in January 2002), along with discovery research work for other customers. Low margin hardware sales decreased by 49% from $717 in 2001 to $367 for the third quarter 2002 and by 70% from $2,551 for the nine-month period in 2001 to $754 for the year-to-date period in 2002.

Net sales for the Company's activities outside of North America represented approximately 72% for the three months ended September 30, 2002 and 62% for the first nine months of the year compared to 39% and 49%, respectively for the same period in 2001. Net sales in Europe increased 88% for the third quarter of 2002 compared to 2001 and accounted for 66% and 33% of net sales for the three-month periods, respectively. The increase in Europe for 2002 is principally related to the on-track performance to-date in the chemistry collaboration with Pfizer's European research location. Net sales in the Pacific Rim, principally Japan, decreased 15% compared to the third quarter of 2001 and accounted for 6% of net sales for the periods. Sales to existing customers represent 92% of total net sales for the nine-month period ending September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Cost of sales for the nine-month period ending September 30, 2002 increased 36% to $11,849 compared to the same period in 2001. Cost of sales were $4,084 and $3,166 for the third quarter of 2002 and 2001, respectively, an increase of 29%. Higher discovery research and compound revenues, traditionally lower margin services, resulted in an increase in costs of sales. Cost of sales as a percent of total net sales was 37% and 26% for the three-month periods and 34% and 27% for the nine-month periods in 2002 and 2001, respectively.

Gross profit margin percentage for the third quarter 2002 decreased to 63% from 74% of total net sales in the third quarter of 2001. For the nine months year-to-date, gross margin percentage decreased to 66% in 2002 from 73% in 2001. The decrease in gross profit resulted from a shift in the mix of revenues from our product and service offerings.

Sales and marketing expenses increased 23% to $3,910 from $3,175 for the third quarter of 2002 compared to 2001 and by 46% to $12,281 from $8,413 for the nine-months year-to-date compared to 2001. Sales and marketing expenses as a percentage of net sales were 35% and 27% for the third quarter in 2002 and 2001, respectively. The increase in sales and marketing expenses is driven by additions to the sales and marketing organization and the amortization related to our contribution to the five-year joint marketing effort with Accenture to offer combined expertise in enterprise consulting and knowledge management services. Additionally, product advertisement increased over the prior year in an effort to increase public awareness and inform current and potential customers of Tripos products.

Research and development expenses increased to $2,966 from $2,671 and represented 27% and 22% of net sales for the third three-month periods in 2002 and 2001, respectively. Nine month year-to-date R&D expenses were $9,261 in 2002 compared to $7,577 in 2001, 27% and 23% of net sales, respectively. The increases in expense dollars and percentage of net sales reflect preparation and startup costs for the previously announced strategic design and synthesis discovery research project with Pfizer along with collaborative software development agreements whose costs are included in R&D reflecting the uncertain outcome from this type of research.

General and administrative expenses decreased 4% for the third quarter of 2002 to $1,783 from $1,861 in 2001, and represent 16% of net sales. For the nine-month period ending September 30, 2002, G&A expense was $4,952 compared to $4,841 in 2001, a 2% increase. The increase in G&A for the year-to-date period is principally related to miscellaneous corporate matters.

Other income increased from a net loss of $33 for the third quarter in 2001 to net income of $633 for the comparable period in 2002. During the nine-month periods in 2001 we realized a net gain of $2,387 on the sale of one hundred thousand shares of Arena Pharmaceuticals at $27 per share during Arena's secondary public offering. During the third quarter of 2002, we continued selling shares of Arena under a program initiated earlier in 2002 and realized gains from the sale of one hundred thirty thousand shares at an average price of $6.30 per share. For the nine-month period in 2002, we sold an aggregate of three hundred eighty thousand shares of Arena at an average price of approximately $8 per share, resulting in a gain of $2,400.

Income tax benefit was $207 for the third three-month period in 2002, which represents an effective tax rate of 21%. For the same period in 2001, income tax expense was $87, resulting in a 30% year-to-date effective rate. The rate reduction for 2002 reflects management's estimated usage of net operating losses in the U.K. during the current tax year ending December 31, 2002.

Liquidity, Capital Resources and Capital Commitments

During 1998 and 1999, we used our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to make capital investments, reduce debt levels and conduct operations. In 2001, we benefited from those prior investments that had begun to generate positive cash flows. In April 2002, we announced our intentions to expand our chemistry research facility in England. We estimate the total investment in new laboratories to be up to $24 million with grant funding of up to $5.3 million coming from the British central and regional governments. We plan to fund this project from working capital, cash flow from operations, proceeds from possible further sales of Arena

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Pharmaceuticals common stock, our bank facilities and, if necessary, equipment lease financing that we expect to be available for these purposes.

For the nine-month period ending September 30, 2002, net cash used in operations was $466 primarily due to a net loss of $471, decreases in trade accounts receivable of $7,506, a decrease in notes receivable of $195, an increase in deferred revenue of $876 and depreciation and amortization of $1,160 and $553 respectively, which were offset by a decrease in accounts payable and accrued expenses of $6,093, an increase in prepaid expenses of $999 less the gain from the sale of shares of Arena, $2,409. For the nine-month period ending September 30, 2001, net cash provided by operations was $1,325 primarily due to net income of $3,971, a decrease in trade accounts receivable of $293 and prepaid expenses of $295, an increase in accounts payable and accrued expenses of $2,596 along with depreciation and amortization of $1,166 and $165 respectively, which were offset by increases in inventories of $307, notes receivables of $1,733 and a decrease in deferred revenue of $2,396.

Cash used by investing activities during the first nine months of 2002 were for property and equipment acquisitions ($3,456), net investments in Signase, Inc. ($500), A.M. Pappas's TechAMP II life sciences fund ($463), capitalized development costs for our ChemCore™ technology ($1,131) which were partially offset by the $3,051 of gross proceeds from the sale of Arena shares. For the first nine months of 2001, cash provided by investing activities related to gross proceeds from the sale of Arena shares $2,894 offset by capital expenditures of $1,207 and an investment in A.M. Pappas's TechAMP II life sciences fund of $525.

Cash provided by financing activities for 2002 included the payment of accrued dividends upon the conversion of the Series B Preferred Stock by LION Bioscience ($892) and the reduction of outstanding debt ($1,035) offset by proceeds from the exercise of employee stock options of $1,782. For the same nine-month period in 2001, the net cash provided by financing activities of $700 resulted from proceeds from stock option exercises reduced by debt repayments.

We anticipate that working capital of $19,670, at September 30, 2002, together with continued cash flow from operations, payments to be received under current and contemplated strategic partnership contracts, the U.K. grant assistance for our previously announced chemistry laboratory expansion, our bank facilities (when amended and expanded), and equipment lease financing, will be sufficient to fund our operations and commitments for at least the next twelve months. For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under the caption "Cautionary Statements-Additional Important Factors to be Considered" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that Tripos must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

          None

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

None

          (b) No reports on Form 8-K were required to be filed during the period from July 1, 2002 to September 30, 2002.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	November 13, 2002	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 13, 2002	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	November 13, 2002	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary

Exhibit

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, B. James Rubin, certify that:

      I have reviewed this quarterly report on Form 10-Q of Tripos, Inc.;

      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      The registrant's other signing officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ B. James Rubin

B. James Rubin
Chief Financial Officer

Exhibit

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John P. McAlister, certify that:

      I have reviewed this quarterly report on Form 10-Q of Tripos, Inc.;

      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      The registrant's other signing officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John P. McAlister

John P. McAlister

Chief Executive Officer