Form 10-K
period 2002-12-31
TRIPOS INC
filed 2003-03-27
CIK 920691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes . No X .

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2003, was $23,125,420 (based upon the March 19, 2003 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 2003, there were 8,889,253 shares of the Registrant's Common Stock outstanding with a par value of $0.005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003 are incorporated by reference into Part I and III.

Part I

Item 1.  Business

Overview

Our discovery informatics and discovery research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the hands-on understanding of the challenges facing pharmaceutical research scientists who deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds and aiding our partners' design of new chemical compounds in ways that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

We have formed strategic relationships with most major pharmaceutical companies and with a number of emerging biotechnology companies based on their use of some or all of our products and services. A representative list includes:

Aventis	Merck
Astra-Zeneca	Novo Nordisk
Bayer	Pfizer
Bristol-Myers Squibb	Schering AG
Ionix	Signase

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design. In building our discovery services and enterprise consulting capabilities, we have focused on developing an integrated suite of offerings and on applying disciplined financial management intended to result in positive contributions to profitability and cash flows while simultaneously investing to stay at the leading edge of scientific research. In addition to creating product and service offerings, our chemistry research activities have created an opportunity for us to participate in therapeutic collaborations with certain of our customers, giving us an ownership and/or royalty interest in early-stage new drug candidates.

Our business model is based primarily on deriving recurring revenues from our discovery informatics and discovery research businesses and secondarily on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a description of each area of our business:

    Discovery Informatics Products. The SYBYL® and UNITY® software suites are the core of our discovery software offerings. These suites offer integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas.

    Software Consulting Services. Through our consulting services, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our proprietary MetaLayer™ software (a middleware product) integrates chemistry and biology data of disparate types and sources that cannot be effectively managed on existing information technology platforms.

    Discovery Research. Tripos Receptor Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We also collaborate with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets in which we obtain an ownership or economic interest in the products resulting from our research. We enter therapeutic collaborations on an opportunistic basis if and when scientific and funding resources are available.

Tripos was founded more than 20 years ago by Professor Garland Marshall of the Washington University School of Medicine for the purpose of commercializing discovery software tools. Tripos was purchased from its founder in 1987 by Evans & Sutherland Computer Corporation ("E&S"). In 1994, Tripos was spun-off in a tax-free distribution to E&S shareholders. We acquired our chemistry research capabilities, based in Bude, Cornwall, England, in late 1997 and also began offering consulting services in 1997.

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

Outsourcing. For the past two decades, pharmaceutical companies have consistently increased their research and development activities, often by double-digit rates, in an effort to increase their product pipelines. As the pressures mount to continue product development while rationalizing research and development expenditures, pharmaceutical companies have turned increasingly to outsourcing. In the past, pharmaceutical companies have outsourced tasks such as management of clinical trials or certain parts of the manufacturing process. Beginning in the 1990s, research outsourcing by major pharmaceutical companies has dramatically increased due to pressures to decrease time-to-market, reduce costs, and improve the yield on internal research and development activities. This is further driven by the dramatic growth in the number of therapeutic targets that resulted from the investment in genomic research. According to Frost & Sullivan, by 2004 nearly 42% of all pharmaceutical drug development activities will be outsourced, as compared to 4% in the early 1990s. According to an ING Barings market study, approximately 10% of early stage discovery activities are currently outsourced. In 2002, the market size for discovery research outsourcing was estimated at $1.8 to $2.3 billion globally, with approximately 30% of that amount related to chemistry services and collaborations. These figures are expected to grow by 10-12% over the next five years. The future influx of targets from genomics alone will result in a 20% to 25% growth rate in new drug targets, and is expected to further impact outsourcing. Due to these and other factors, estimates are that research outsourcing will reach $12 billion to $15 billion by 2004.

The Information Revolution. Rapid changes in industry, academic and government research in recent years have resulted in the generation of vast amounts of biomolecular, chemical and other scientific data. Included is information related to the gene sequence, variation, expression, and function, along with protein structure and function. When coupled with the attendant volumes of structure-activity data generated by high-throughput chemistry and high-throughput screening technologies, the quantity is overwhelming. In addition to a need for tools that enable analysis and decision-making on an unprecedented scale, there is increasing awareness that clarifying the relationship between biological targets and particular chemical compounds with which they interact could significantly streamline the success of drug discovery. Until recently, traditional drug discovery methods within pharmaceutical companies have not incorporated these relationships. In order to realize the full potential of the relationships that link the various disciplines in discovery, new information technology tools will be required.

Importance of small molecule drug discovery. Despite recent gains in biotechnology, small molecule drugs, which are invented and designed by chemists, remain the drugs of choice by healthcare professionals and their patients. Small molecule drugs have inherent advantages over protein-based therapeutics, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and the ease of administration of pills versus injections.

The Tripos Solution

Through our discovery informatics and discovery research products and services we offer comprehensive, customized solutions to address many of the research needs of our customers. We apply computational design and analysis skills in our laboratories, where we employ all of our software technologies, to develop new chemical entities for our customers. Applying this scientific discipline, we have developed and applied informatics solutions that incorporate the full array of genomic and other scientific data along with comprehensive data mining and analysis, to meet the need of the discovery scientist, whether on our staff or our customer's staff. By being an integrated provider, we are also able to apply the Tripos solution to work with smaller companies in therapeutic collaborations using our tools and services where we may participate in the success of a particular therapeutic product through joint ownership in compounds or in the collaborator or both.

The key elements to Tripos' unique offerings are the integration of the science, software and information technology into a complete solution for use in customers' research and discovery process. To achieve this solution, we:

    Offer software tools with leading-edge capabilities in a variety of applications, including 3-D molecular simulation and prediction of molecular structure and activity, data storage and analysis and in silico (computational research methods as opposed to laboratory methods) screening for biological activity.

    Leverage our knowledge of life sciences and pharmaceutical discovery processes to develop informatics solutions that optimally integrate expansive and disparate databases of scientific information through a virtual data warehouse.

    Operate state-of-the-art chemistry research facilities and processes to deliver high-quality compounds that can most rapidly lead to new chemical entities.

    Work with customers to perform strategic chemistry research tailored to their specific research requirements.

Strategy

We are a leading integrated provider of products and services for the drug discovery needs of pharmaceutical and biotechnology companies around the world. Key elements of our growth strategy are as follows:

Maintain Leading-Edge Discovery Informatics Innovation. Relying on more than two decades of leadership in this field, we will continue to invest in new releases of our products, to develop new applications, and to create new technologies to meet the changing demands of researchers. We will also pursue software research and development collaborations with our customers to rapidly advance the state-of-the-art in computation while developing new products that we may market in the future.

Expand a Leadership Position in Discovery Informatics Services. We believe that those pharmaceutical companies that master the information "crunch" facing the drug discovery process will be best able to exploit chemical, biological and other data effectively into the drug discovery process. We will continue to apply the pharmaceutical industry domain expertise of our scientists to develop innovative solutions, such as our MetaLayer™ software for data integration. Through our collaboration with Accenture LLP and other relationships, we will seek to maximize our opportunities to deploy enterprise solutions for the largest and most advanced customers.

Drive Chemistry Research Efforts. We have fully integrated chemistry research and design capabilities that are driven by our in-depth knowledge of chemistry informatics and computer-aided drug discovery resulting in the highest quality research. We will continue to invest in our chemistry research facilities and in our scientific expertise due to our belief that these capabilities are an essential component in helping our customers meet their research and development needs.

Seek Therapeutic Collaborations on an Opportunistic Basis. We will continue to leverage our integrated solution to develop collaborative arrangements with pharmaceutical and biotechnology companies. We screen the scientific and management capabilities of potential partner companies. For those companies that pass our evaluation process, if we believe that our solutions can help these companies develop promising products, we will seek to enter into collaborative arrangements in which we will benefit from the success of a product or of the collaborator itself. In addition, we are using our ChemSpaceTM and other informatics technology to actively search our chemistry knowledge base for possible therapeutically interesting compounds that we may choose to investigate ourselves and offer in a research program to customers or collaborators.

Pursue Strategic Arrangements and Acquisitions. We will continue to seek strategic arrangements with large and small life sciences companies. We will also be attentive to opportunities to enhance, expand or complement our areas of expertise, including through potential asset acquisitions or other strategic transactions.

Products and Services

The Tripos solution is based on our ability to deliver an integrated offering of technologies for in silico discovery, enterprise informatics, information-rich chemical libraries, and collaborative chemistry. The following summarizes some of the key components of our products and services.

Discovery Informatics Products

Discovery software offers customers the ability to accelerate the identification and optimization of new compounds that have the potential to become products. Tripos' design tools improve the efficiency of the research process by identifying physical and structural properties of molecules that are likely to make them suitable as drugs, and then use this information to design novel molecules that possess these properties. These calculations are based on complex pattern analysis and 3D simulation of chemical structures and behaviors, and often involve many thousands of molecules. By viewing and analyzing the results of calculations done with Tripos' software products, scientists can make decisions about which compounds to move forward in their research. Tripos discovery software enables scientists to avoid costly synthesis and testing expenses for chemical compounds that are not likely to be effective and to quickly design the experiments most likely to advance a project. Our proprietary software is used by scientists at major research facilities around the world to manage, analyze and share biological and chemical information.

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

The cornerstone of our discovery software suite is SYBYL® , an expert platform for molecular design, analysis, and visualization. The SYBYL product is a comprehensive computational tool kit that simplifies and accelerates the discovery of drugs and new chemical entities. Our software supports the following application areas:

Application Area	Major Products	Description
Bioinformatics and Structure-Based Design	Biopolymer GeneFold® LeapFrog® ProTable™ SiteID™ RACHEL™ Composer MatchMaker™
  Build, view and edit macromolecule structures
  Predict 3D protein structures from sequence
  Assess the quality of macromolecule structures
  Identify protein function from sequence
  Locate receptor binding sites
  Optimize leads
  De novo ligand design

Chemical Informatics	UNITY® Auspyx™ CONCORD® StereoPlex® HiVol™ HiStats™ Databases ChemEnlighten™	Create and search chemical and biological databases Convert 2D structures to 3D Compound databases for lead identification Statistical profiling of databases
Combinatorial Chemistry and Molecular Diversity	Legion™ CombiLibMaker® DiverseSolutions® OptDesign™ Selector™	Design and create virtual compound libraries Compare the diversity of libraries Design combinatorial libraries Select diverse and representative library subsets Plan synthetic arrays
Desktop Modeling and Data Analysis	Alchemy® 2000	Build, display and explore molecules at the desktop
Molecular Modeling and Visualization	SYBYL® /Base Advanced Computation MOLCAD™ AMPAC™ MM3(2000)™ Confort®	Build, view and compare structures Calculate and explore molecular properties Create and display molecular surfaces Optimize and analyze conformations
NMR Analysis and Structure Generation	TRIAD™ MARDIGRAS+	Process and visualize multi-dimensional NMR data Extract distance restraints
Pharmacophore Perception	DISCOtech™ GASP™ RECEPTOR™	Automatically align molecules Identify correspondences between ligands Determine 3D geometry of ligands bound to a receptor
Structure-Activity Relationships and ADME	QSAR with CoMFA® Advanced CoMFA® ClogP / CMR Distill™ HQSAR™ VolSurf™ hint! ® Molconn-Z™ ZAP™
  Predict ADME properties
  Calculate molecular descriptors
  Relate molecule structure to property
  Build statistical and graphical QSAR models to predict bioactivity and properties
  Analyze hydropathy
  Compute topological indices
  Calculate electrostatic molecular potential

Virtual Screening	FlexX™ FlexS™ CombiFlexX™ CScore™	Flexibly dock ligands into a binding site Score the affinity of ligands bound to a receptor Screen compounds in the absence of receptor structure Dock and score combinatorial libraries

Software Consulting Services

Our software consulting group combined with our software development staff, are uniquely positioned to meet the growing demand in the life sciences industries for integrated, managed, accessible information that spans all aspects of an organization's research efforts. The highly specialized research environments of these industries require an experienced understanding of the discovery process. We draw upon over two decades of experience developing scientific software applications for the pharmaceutical and biotechnology industries. Our highly trained scientists and engineers work in scientific software consulting teams to build exceptional enterprise applications specifically designed for research decision support.

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

Research and Design: Our scientific skills help the customer develop novel methods for drug discovery. We have the inside edge for modifying and extending existing Tripos drug discovery software to explore new ideas. Our software engineers are skilled in data modeling and object-oriented design, which reduces the risk involved in engineering complex chemical and biological information systems.

Implementation and Maintenance: Our large staff of Ph.D. scientists, with industry experience, is skilled in all vital discovery research, computational, data mining, analysis and visualization techniques as well as web-related technologies. We created the first significant and industry- recognized chemistry applications to be written in Java and we are an industry leader in providing high-quality and high-value customer support for scientific software applications. Our customers have always ranked us highly when it comes to providing helpful and timely assistance.

LeadQuest® Compound Library and Discovery Research Services.

The foundation of our discovery research business is our LeadQuest® product, a growing compound library of more than 90,000 compounds that meet our stringent diversity and purity criteria. The LeadQuest® compounds are based on a general understanding of biological relevance and are suitable for initial screening of any biological test system. The LeadQuest library is an efficient source of compounds for screening that eliminates redundant and impure samples from the screening effort. When compounds in the LeadQuest library demonstrate appropriate activity in company assays, we can quickly design and synthesize hundreds of similar compounds for follow-up screening and lead optimization.

We strive for high levels of purity in order to make the screening process efficient and cost-effective. All compounds are subject to thorough analytical testing, and purity data is made available to customers. The design strategy behind the LeadQuest library exploits our proprietary and patented ChemSpaceTM technology, and improves the efficiency of the screening process by minimizing the number of compounds that need to be screened in order to find a lead compound. The compounds in the LeadQuest library represent chemistry space uniformly while minimizing overlap with an existing screening repository and avoid redundant sampling.

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

Our discovery research capabilities were acquired in late 1997 along with the initial staff of 8 and were expanded over the next two years. The laboratories are based in Bude, Cornwall, England and now have a staff that numbers over 140. An expansion in 1999 added 25,000 square feet to our research center. Our current expansion will add 48,000 square feet to our capacity by early 2004, bringing the total facility to 73,000 square feet.

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

Accenture. In February, 2002 we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical and biotech companies. Our discovery and enterprise informatics software and our domain expertise in implementing software-based solutions for chemistry research activities is expected to form a substantial part of the integrated systems designed for implementation with Accenture. As part of this arrangement, we issued 32,520 shares of common stock valued at $1.0 million to Accenture upon entry into this arrangement. At this time, we do not expect any future fixed compensation to Accenture, however, we do expect that should certain collaborative engagements be successful, they may result in performance-based compensation to Accenture from Tripos.

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

Schering AG. In September 2001, we entered into an agreement with Schering to build a global enhanced chemical information management system that integrates Schering's compound research and inventory data. The system will track research activities, such as synthesis and reactions, and will deploy our ChemCoreTM software, a comprehensive information-enriched chemical tracking system that incorporates our MetaLayerTM software. These technologies are slated for deployment in 2003.

Bristol-Myers Squibb. In December 2000, we initiated the first phase of a program with Bristol-Myers Squibb to design and implement an integrated research informatics system. Working with Bristol-Myers Squibb and Accenture LLP, we developed an enterprise-wide program to provide a new decision support capability to accelerate drug discovery. The system incorporates our MetaLayerTM software and was deployed by Bristol-Myers Squibb to their research staff numbering more than 2,600 scientists, during 2002.

Novo-Nordisk A/S. In November 2000, we entered into a fifteen-month research collaboration with Novo Nordisk A/S to design and develop new software products for pharmaceutical research, focused on innovative ways to analyze the interactions between potential new drugs and their targets to accelerate the drug discovery process. This collaboration was extended in order to develop additional techniques and functionality. We expect that these new software tools will describe and compare the three-dimensional arrangement of key molecular elements of potential drugs and the receptor sites that they will attack. The new software builds on and extends methods for understanding receptor-ligand interactions that are used throughout the pharmaceutical industry.

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

Parke-Davis. In January 2000, we entered into a collaborative agreement with Parke-Davis, now a part of Pfizer Global Research and Development, for new informatics methods to enhance the effectiveness of high-throughput screening for drug discovery. We worked with Parke-Davis to design, develop and test a wide range of methodologies and software tools for the analysis, interpretation and follow-up of high-throughput screening data. This project concluded successfully in December 2002 and resulted in products currently being marketed by Tripos.

Arena Pharmaceuticals. In 1997, we invested in Arena to co-develop and obtain access to biological targets that demonstrated the value in our integrated offerings of informatics and chemistry. By teaming our expertise with Arena's novel biological technology, the joint effort resulted in identification of lead series drug candidates in less than nine months and at a considerable savings compared to industry averages. Today, we still retain a 30% ownership position in the lead series currently in development as well as shares of Arena's common stock.

Signase. In 1999 and again in 2002, we made an in-kind investment of products and services to this biotech start-up in exchange for an equity position and a royalty percentage of certain candidates in the cancer therapeutics area. As announced in 2002, Signase and Tripos are joint holders of a patent for a new compound.

Sales, Marketing and Distribution

We market our software products directly in the U.S., Australia, Canada and Europe, through an exclusive distributor arrangement in Japan, and through non-exclusive agency relationships in Brazil, Korea, China, Singapore, and India. On December 31, 2002, our sales force consisted of 53 management, technical, sales and administrative employees: 26 for the United States and Canada, 25 in Europe, and 2 for the Pacific Rim. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. We also maintain sales offices in California, New Jersey, Massachusetts, Virginia and near London, Paris and Munich.

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

Sales of the compound libraries are made through our sales teams and distributors. The LeadQuest® library now includes over 90,000 compounds available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and we retain no trailing rights to the compounds once purchased by a customer. LeadQuest® high-throughput screening libraries are novel, diverse, high-quality, drug-like compounds that serve as a pathway to more extensive discovery research services.

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

Customer Training, Service and Support

Software licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided under an annual fee arrangement. Approximately 90% of our commercial customers and 84% of our academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to utilize our products effectively.

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

Significant Customers

In 2002, revenue from Pfizer, Inc. represented 34% of our global revenue. During 2001, we obtained 14% of our global revenue from Pfizer and 10% from Bayer AG spanning most, if not all, of our products and services. No other individual customer accounted for over 10% of total revenue in either year.

International Sales

We sell software and compound products through our wholly owned subsidiaries in Australia and Europe and through a network of distributors in the Pacific Rim and India. Net sales from our activities outside of North America represented approximately 62%, 47% and 57% of total net sales in 2002, 2001 and 2000, respectively, with Europe accounting for 55%, 40% and 47%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. See Note 10 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.

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

In September 1998, we opened our first laboratory facility (6,600 sq. ft.) suitable for complete chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries in our internal therapeutic collaborative work with Arena Pharmaceuticals and the Wolfson Institute. In May 1999 we opened our second and larger laboratory facility (18,400 sq. ft.), providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. By the end of 1999, we had reached our targeted monthly synthesis and purification rate. The inventory of compounds of the LeadQuest® library has subsequently increased to over 90,000 highly pure compounds available for sale. In addition to LeadQuest® library synthesis, we have the facilities and staff to perform several contract research projects concurrently. Presently, these facilities serve customers' contract research needs and continue to add to the LeadQuest® library. We are undertaking a further expansion of our chemistry facilities by adding nearly 48,000 sq. ft. of laboratory space to accommodate increasing production under the Pfizer compound enrichment contract and other incremental business opportunities. The expanded facilities are expected to be fully operational by early 2004.

Research and development expenses include all costs of software development and maintenance and any non-capitalizable research associated with the validation of compound libraries or discovery research projects. In accordance with Statement of Financial Accounting Standards No. 86 and AICPA Statement Of Position 98-1, Tripos capitalizes software development costs for both external and internal use. Net capitalized software development costs were $1,402,000 at December 31, 2002 and $295,000 at December 31, 2001.

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

Enterprise consulting service contracts may be structured under a variety of terms including billing for hours worked, successful delivery of milestones or fixed-price contracts. Staff assigned to these contracts have been located in the U.S., U.K. and at the customer's location. These contracts may contain provisions for license fees on the core technologies delivered at the inception of the project or for the system software activated upon completion of the contract. Quarterly revenues and costs from software consulting will vary due to the mix of contracts being serviced in any particular quarter and the timing of the recognition of any applicable license fees.

Discovery research services and LeadQuest® chemical compound production are performed and carried out at Tripos Receptor Research in Bude, England. With respect to discovery research projects, they vary in size, scope and length of time to complete. Discovery research agreements may include technology access fees, full-time equivalent billing rates, trailing rights in the form of milestone payments or royalties. Certain projects include management of biology screening processes performed by third parties. The unpredictability of chemistry reactions may impact the rate of progress on research contracts and lead to fluctuations in revenue recognition.

LeadQuest® compound sales are shipped shortly after the execution of a sales contract between the customer and Tripos. The potential for backlog exists in the delivery of compounds due to the nature of the materials to be accumulated, packaged and shipped along with the sometimes-lengthy compound selection process of the customer. Backlogs will fluctuate based on the number, size and timing of orders received, and availability of product.

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws to protect our intellectual property. License and non-disclosure agreements are used to establish and protect the proprietary rights in our products. We hold four key patents in the area of analysis of the relationship of chemical structure to activity; one issued in the early 1990's on our SYBYL CoMFA product, another issued in 1998 on our Hologram QSAR, and two on our ChemSpace technology issued in 2001. From 1996 to early 2002, we applied for ten (10) other software patents and, jointly with collaborators, for an additional three (3) composition-of-matter or related use patents. The source code for our products is protected both as trade secrets and as unpublished, copyrighted work. In addition, our core software products are developed and manufactured only at our St. Louis facility. We do not disclose the source code for our products to any of our distributors. We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years. Also, upon request, Tripos has placed source code in escrow for the benefit of a minimal number of designated customers for limited support purposes on a contingency basis. All major software products are shipped from our St. Louis facility under a technical license management system that governs access. Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do business. The markets in which we compete are characterized by rapid technological change. While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

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

Competitors

We operate in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards. We compete with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. Our discovery services group competes with other vendors for the sale of contract research, focused compound libraries and diverse compound screening libraries. The competition in our industry is fragmented and populated with a wide spectrum of organizations ranging from small start-up companies to large multi-national firms along with academic research institutions.

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

Employees

As of December 31, 2002, we had a total of 337 employees, of whom 178 were based in the United States and 159 were based internationally. Of the total, 72 were engaged in marketing, sales and related customer-support services, 102 in software product development and consulting services, 109 in chemistry laboratory activities and 54 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

Executive Officers of the Registrant

The information required by this item is included in the Proxy Statement in connection with our Annual Meeting of Shareholders to be held on May 7, 2003 under the caption "Management", and is incorporated herein by reference.

Item 2.  Properties

Our principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. We own these facilities, which are financed by a mortgage note. Tripos also owns laboratory facilities located in Bude, England. We lease two domestic sales and service offices in Shrewsbury, New Jersey and South San Francisco, California. Our European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.  Legal Proceedings

The Company is not currently a party to any material litigation and are not aware of any pending or threatened litigation that could have any material adverse effect upon its business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2002.

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
	2002		2001
	High	Low	High	Low
First quarter	$34.49	$18.60	$17.69	$10.00
Second quarter	$26.57	$18.25	$14.92	$7.05
Third quarter	$14.80	$5.18	$20.56	$10.76
Fourth quarter	$9.90	$6.25	$22.05	$14.85

Note: values represent an adjustment for the 2-for-1 stock split effective on February 5, 2001 for holders of record on January 12, 2001.

We had approximately 1,000 shareholders of record and 2,600 street name holders as of December 31, 2002. We have not declared or paid any dividends on our common stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future. In February 2000, we sold 409,091 shares of Series B Convertible Preferred Stock in a private placement transaction to LION bioscience AG ("LION"). On January 29, 2002, LION converted the preferred shares into 818,182 shares of Common Stock and was paid accrued dividends of $892,600 in cash. On February 7, 2002, LION sold all of its shares through a broker in a series of block trades.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
Consolidated Statements of Operations	Year ended	Year ended	Year ended	Year ended	Year ended
In thousands, except per share amounts	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998
Net Sales:
Discovery software	$ 18,741	$ 15,962	$ 11,479	$ 10,383	$ 10,723
Support	7,957	7,880	7,628	8,154	7,928
Software consulting services	5,337	9,747	1,523	526	916
Discovery research	18,016	12,024	5,398	5,185	2,831
Hardware	1,020	3,470	2,996	3,001	3,174
Total net sales	51,071	49,083	29,024	27,249	25,572
Cost of sales	18,539	13,875	7,481	7,125	7,326
Gross profit	32,532	35,208	21,543	20,124	18,246
Operating expenses:
Sales and marketing	16,248	12,716	10,171	9,673	9,737
Research and development	12,336	10,190	8,349	8,080	5,622
General and administrative	6,918	7,537	5,508	5,569	4,182
Total operating expenses	35,502	30,443	24,028	23,322	19,541
Income (loss) from operations	(2,970)	4,765	(2,485)	(3,198)	(1,295)
Other income, net	4,097	2,686	260	1,183	1,404
Income (loss) before income taxes	1,127	7,451	(2,225)	(2,015)	109
Income tax expense (benefit)	189	1,563	(171)	274	38
Net income (loss)	938	5,888	(2,054)	(2,289)	71
Preferred dividends	37	450	406	--	--
Net income (loss) allocable to common shareholders	$ 901	$ 5,438	$ (2,460)	$ (2,289)	$ 71

Basic earnings (loss) per share	$0.11	$0.74	$(0.35)	$(0.35)	$0.01
Basic weighted average number of shares	8,552	7,369	6,969	6,554	6,416
Diluted earnings (loss) per share	$0.09	$0.62	$(0.35)	$(0.35)	$0.01
Diluted weighted average number of shares	9,670	9,441	6,969	6,554	6,960

Consolidated Balance Sheet Data	(at year end)
Working capital	$ 26,952	$ 26,424	$ 17,122	$ 6,351	$ 9,115
Total assets	73,694	67,637	57,186	40,390	36,810
Long-term obligations, less current portion	7,382	3,067	314	8,224	5,514
Series B preferred stock	--	9,826	9,376	--	--
Total shareholders' equity	43,604	31,720	23,957	17,583	19,509

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

We generate revenues from a diversified offering of products and services. We derived 52% of our 2002 and 49% of our 2001 revenues from discovery software products and support, 10% of 2002 and 20% of 2001 revenues from enterprise software consulting services, 35% of 2002 and 24% of 2001 revenues from discovery research products and services with the remainder from hardware sales. In 2002, 78% of software license revenues were attributable to the pharmaceutical and biotechnology industries, with one customer (Pfizer at 34%) representing 10% or more of total revenues. In 2001, 86% of software license revenues were from pharmaceutical and biotechnology industries while two customers represented more than 10% of total revenues (Pfizer at 14% and Bayer at 10%).

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over time we have invested in collaborative drug discovery programs with Arena Pharmaceuticals, Arrow Pharmaceuticals, Signase and the Wolfson Institute. These collaborations have generated patented lead compounds, several of which are being pursued by our respective partners. Potential benefits of these opportunities are not included in any business plans or forecasts at this time, and all related costs of these program investments have been expensed in prior years.

We license discovery software tools to customers, provide ongoing support (including upgrades selected by customers) and provide consulting services to customers that enable integration of our existing and newly developed discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new functionality. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales. Certain software development projects require substantial commitments of time and resources. Costs of these projects are capitalized according to Statement of Financial Accounting Standards ("SFAS") No. 86.

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

During 1998 and 1999, we applied our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to maintain capital infrastructure, reduce debt levels and conduct operations. In 2002, we further invested in our sales and marketing staff along with a major expansion of our chemistry laboratory facilities in order to capture additional business opportunities.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be required to be recognized ratably over the life of the contract. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Our quarterly results can also be affected by the mix of revenue components. The variability of the timing, term, scope and magnitude of service-based contracts along with our ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
	2002	2001	2000
Net sales:
Discovery software	37%	33%	40%
Support	16	16	26
Software consulting services	10	20	5
Discovery research	35	24	19
Hardware	2	7	10
Total net sales	100	100	100
Cost of sales: *
Discovery software	18	17	15
Support	1	1	2
Software consulting services	87	38	23
Discovery research	53	35	47
Hardware	87	91	91
Total cost of sales	36	28	26
Gross profit	64	72	74
Operating expenses:
Sales and marketing	32	26	35
Research and development	24	21	29
General and administrative	14	15	19
Total operating expenses	70	62	83
Income (loss) from operations	(6)	10	(9)
Interest income	1	1	2
Interest expense	(1)	(1)	(2)
Other income (expense), net	8	5	1
Net income (loss) before income taxes	2	15	(8)
Income tax expense (benefit)	-	3	(1)
Net income (loss)	2	12	(7)
Preferred dividends	-	1	1
Net income (loss) allocable to common shareholders	2%	11%	(8)%

* As a percentage of the corresponding sales

Net Sales. In 2002, net sales increased 4% to $51.1 million from $49.1 million in 2001, which was up 69% over the $29.0 million recorded in 2000. Increases in discovery software, 17%, and discovery research, 50%, were partially offset by decreases in software consulting services, (45%), and hardware, (71%). The increase in 2001 was attributable to growth in all areas, but most notably in discovery software, 39%, software consulting, 540%, and discovery research, 123%. We generate a substantial portion of our revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 66%, 63% and 62%, of total net sales in 2002, 2001, and 2000, respectively.

Net sales from our activities outside of North America represented approximately 62%, 47% and 55% of total net sales in 2002, 2001 and 2000, respectively, with Europe accounting for 55%, 40% and 47%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales.

List prices for our software products have remained relatively stable over the last few years. In mid-1997, we began selling token software licenses in addition to term licenses. A token license includes a minimum level of modules for a minimum total price. In 2002, 2001 and 2000, 46%, 46% and 40%, respectively of software license sales were sold in the form of a token license. As a result of selling more modules through token licenses, the average software license revenue per customer has increased.

Increasing net sales from period to period is dependent, in part, on our ability to introduce new products and services, which are accepted by the market, and on our ability to penetrate new and existing markets. Existing customers represented 93% of total net sales in 2002, 91% in 2001, and 87% in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Software license sales increased 17% to $18.7 million from $16.0 million in 2001 after increasing 39% from $11.5 million in 2000. In 2002, discovery software benefited from renewals of significant wide area network contracts such as our contract with Pfizer and additional collaborative software development projects. The increases in 2001 over 2000 were attributable to increases in software research collaborations and continued strong renewals of term and token license sales.

Support sales increased 1% to $8.0 million from $7.9 million in 2001, which was an increase of 3% from the $7.6 million in 2000. The fluctuation in support revenue was due to the continued migration away from perpetual licenses to term or token licenses. In the future, these results may vary due to the three-year cycle of term and token license renewals.

Software consulting service revenues declined in 2002 by 45% to $5.3 million from $9.7 million in 2001 after increasing 540% from $1.5 million in 2000. The decline in 2002 revenues is primarily due to the lack of new contracts to replace completed projects along with the delay of a key milestone on a major contract that reduced our revenue potential from that contract. Significant additional efforts were made in order for the delayed milestone to pass testing protocols in early December 2002. The increase in 2001 was attributable to the initiation of multiple high-value contracts to provide enterprise-wide informatics solutions based on our MetaLayer™ technology. During 2000 we performed several pilot projects that ultimately led to the major contract work started in 2001 and continued in 2002.

We derive discovery research revenues from our compound library product, LeadQuest®, and discovery contract research services. Discovery research sales increased 50% to $18.0 million from $12.0 million in 2001, which had increased 123% from $5.4 million in 2000. The principal reason for the increase in discovery research revenues in 2002 was due to our progress on the $100 million four-year contract with Pfizer, Inc. to design and synthesize chemical compounds. 2001's increase over 2000 included a substantial portion of our multi-million dollar discovery research contract with pharmaceutical company Lipha S.A. and two large LeadQuest sales that totaled over $4 million of compound revenue.

Hardware revenues decreased 71% to $1.0 million from $3.5 million in 2001, which had increased 16% from $3.0 million in 2000. We do not aggressively promote hardware due to its low-margin, but merely provide access to product as a convenience to customers. The high-end server and workstation equipment that we carry continues to face growing competition from lower cost alternatives.

Cost of Sales. Total cost of sales increased 34% to $18.5 million from $13.9 million in 2001, which was up 85% from $7.5 million in 2000. These costs represent 36%, 28% and 26% of total net sales, respectively. The increase of cost of sales in 2002 was due primarily to the much higher level of discovery research activity plus incremental costs to complete a delayed milestone in the software consulting services area. For 2001, cost of sales increased due to the shift in the mix of lower cost software products toward higher cost software consulting services, diverse compound libraries and discovery research contracts.

Costs of software licenses represented 18%, 17% and 15% of software license sales in 2002, 2001 and 2000, respectively. Costs of software licenses consist of amortization of capitalized software, royalties to third-party developers, and the cost of software product packaging and media. The increases in cost as a percent to sales in 2002 and 2001 resulted from a change in the mix of internal versus third-party products sold, thus resulting in higher royalty payments.

Costs of software support represented 1%, 1% and 2% of support sales in 2002, 2001 and 2000, respectively. Cost of support consists principally of software product packaging, media and updates to documentation. The costs related to staffing telephone support functions are captured in Sales & Marketing expenses.

Costs of software consulting services ("SCS") represented 87%, 38% and 23% of consulting service sales in 2002, 2001 and 2000, respectively. Costs of SCS are direct charges for staff, travel and overhead required to provide the services. The variability in cost of sales is based on the mix of fees for services and licenses. The significant increase in the cost of software consulting in 2002 is principally attributable to a delayed milestone on one contract along with cost overruns experienced on this and one other contract. We expensed the anticipated costs to complete the delayed milestone in the second quarter of 2002 when it became apparent that we would incur a loss on that specific milestone. We took a charge in the fourth quarter of 2002 to reflect the anticipated loss to complete the remainder of the contract.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs of discovery research represented 53%, 35% and 47% of discovery research sales in 2002, 2001 and 2000, respectively. The cost of the discovery research business is represented by the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. Discovery research contracts may also include third-party costs for screening or scale-up activities. As a result, variability in cost of sales may be attributed to the mix of compound and discovery research revenues. In 2001, two large compound orders had the significant effect of lowering the average cost of sales for the year. For 2002, the Pfizer compound design and synthesis contract attributed greatly to the overall cost of sales.

Costs of hardware represented 87%, 91%, and 91% of hardware sales in 2002, 2001 and 2000, respectively. Cost of hardware consists of the direct costs of hardware sold. We expect the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit was $32.5 million in 2002, $35.2 million in 2001 and $21.5 million in 2000, which represents gross profits of 64%, 72% and 74%, respectively. For 2002, the decrease in gross margin is attributable to the increased amount of discovery research, such as the Pfizer compound file enrichment project, along with the cost overruns and delayed milestone in software consulting services. The decrease in the gross profit margin percentage in 2001 was due to the change in the mix of software licenses, software consulting service, and discovery research sales.

Sales and Marketing Expenses increased 28% to $16.2 million from $12.7 million in 2001, which was an increase of 25% from $10.2 million in 2000. During 2002, we invested in our Sales and Marketing organization to expand our territory coverage and promotional activities. This investment accounted for the increased costs in the current year and was intended to position us for future growth. The increase in 2001 was due to the substantial increase in sales (69%), their related commissions and the marketing costs incurred to increase market awareness of all of our products and services. Sales and marketing expenses as a percentage of net sales increased to 32% in 2002 after having decreased from 35% in 2000 to 26% in 2001. This increase in percent of net sales reflects our continued investment in staffing resources to drive future business.

Research and Development Expenses increased 21% to $12.3 million from $10.2 million in 2001, which was up 22% from $8.3 million in 2000. R&D costs represented 24%, 21%, and 29% of net sales in 2002, 2001 and 2000, respectively. The increased spending for R&D reflects additional chemistry staff at Tripos Receptor Research and incremental costs of new collaborative software development projects.

Research and development expenses, including the amount of capitalized costs were $13.8 million in 2002, $10.3 million in 2001 and $8.4 million in 2000. In accordance with Statement of Financial Accounting Standards No. 86 and SOP 98-1, the Company capitalizes software development costs for both external and internal use. Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, develop new technologies for use in our enterprise consulting work, and pursue novel compound templates for inclusion in our LeadQuest® libraries. Tripos reflects costs to fulfill funded software research agreements in R&D to better reflect the uncertain outcomes from these collaborations. Costs associated with researching novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

General and Administrative Expenses decreased 8% to $6.9 million from $7.5 million in 2001, which was up 37% from $5.5 million in 2000. G&A expenses represented 14%, 15% and 19% of net sales for 2002, 2001 and 2000, respectively. The increase in expense in 2001 was due to additional worldwide infrastructure and information technology costs along with an increase in bonuses as determined by the Board of Directors. We expect general and administrative expenses to remain relatively stable as a percentage of sales in the future.

Interest Income was $0.7 million in 2002, $0.7 million in 2001 and $0.6 million in 2000 reflecting an increasing average amount of cash on hand year over year coupled with imputed interest income from multi-year software license contracts.

Interest Expense of $0.4 million in 2002, $0.6 million in 2001 and $0.7 million in 2000 was from interest due on the long-term note payable for the corporate building, the line-of-credit, and interest on capital leases. Interest expense has declined commensurate with the reduction in the average outstanding debt balances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income was $3.8 million in 2002, $2.6 million in 2001 and $0.4 million in 2000. In 2002, other income included $3.6 million from the sale of 619,000 shares of Arena Pharmaceuticals, Inc. common stock through a 10b-5 trading program. During 2001, we had income of $2.4 million from the sale of 100,000 shares during Arena's follow-on offering.

Income Tax Expense (benefit). Our tax expense in 2002 was $0.2 million and $1.6 million for 2001. We had a tax benefit of ($0.2) million in 2000. The effective tax rate was 17%, 21% and 8% for 2002, 2001 and 2000, respectively. The low effective tax rate in 2002 reflects the release of a valuation allowance related to the utilization of a large portion of our net operating losses from subsidiaries in the United Kingdom and current state tax benefits in the U.S. During 2001, we utilized a significant portion of our U.K. net operating losses and a valuation allowance remained in place for the balance of the deferred tax asset. The low effective rate in 2000 reflects benefits from group-tax relief in the UK.

Liquidity and Capital Resources

Net cash used by operating activities in 2002 was $5.5 million. The use of funds was attributable to increases in accounts receivable and inventories of $3.4 million and $2.8 million, respectively, along with decreases in accounts payable-accrued expenses and deferred taxes of $2.4 million and $0.6 million, respectively. The gain on the sale of shares of Arena Pharmaceuticals of $3.6 million was offset by net income of $0.9 million, depreciation and amortization of $2.7 million, a reduction in notes receivable of $1.3 million along with an increase in deferred revenue of $1.9 million. In 2001, net cash related to operating activities increased from a use of funds of $1.1 million in 2000 to a source of funds of $0.6 million. This was primarily due to net income of $5.9 million, depreciation and amortization of $1.9 million along with a reduction in inventory of $0.2 million and an increase in accounts payable-accrued expenses of $4.3 million. These improvements were substantially offset by increases in accounts receivable of $5.9 million, notes receivable of $2.6 million, a decrease in deferred revenue of $0.6 million and the gain on the sale of Arena Pharmaceutical shares of $2.7 million.

Net cash used for investing activities was $5.4 million in 2002. The primary investments were in fixed assets of $8.0 million, principally at our chemistry laboratories in the U.K., capitalized software development costs for laboratory research support systems of $1.4 million and further investment in a private biotech company along with the TechAMP II Life Sciences Investment Fund, managed by A.M. Pappas, of $0.6 million as part of our efforts to obtain access to more collaboration partners. These investments were partially offset by the $4.6 million of proceeds from the sale of 619,000 shares of Arena Pharmaceuticals. We anticipate that fiscal 2003 capital purchases will be double those in 2002 as we expand our laboratory capacity to meet demand. Net cash related to investing activities decreased to a usage of $0.3 million in 2001 from cash provided by investing activities of $0.4 million in 2000. The decrease relates to purchases of capital equipment throughout the company of $2.6 million and an investment in the TechAMP II fund of $0.5 million.

Net cash provided by financing activities in 2002 was $5.6 million. This funding was in the form of $2.8 million from the issuance of stock to participants in our stock purchase and stock option plans along with $4.7 million of debt financing from our credit facilities with LaSalle Bank. During 2002, we made payments on capital leases and long-term debt of $1.0 million and paid a cash dividend on preferred shares of $0.9 million to LION Bioscience AG upon conversion of their holdings of preferred shares to common stock. Net cash provided by financing activities decreased from $5.0 million in 2000 to $2.7 million in 2001. In 2001, our stock purchase and option plans generated $3.1 million while proceeds from capital lease financing of $0.5 million partially offset payments on long-term debt and capital leases of $0.9 million.

Throughout 2003 and into 2004, we will be funding the completion of our construction project at our U.K. laboratory facility. We estimate that we will pay $16 million to complete the project (including building and equipment). Additionally, over the same period, we will fund the remainder of our investment commitment ($1.5 million) to the TechAMP II Life Science Investment Fund.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We believe that with our cash, investments in marketable securities, accounts receivable balances, projected cash flows from operations, availability under our $6 million line-of-credit from LaSalle and ABN-Amro Banks, capital and operating leases along with other forms of financing and capital, if necessary, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. See Note 11 of the Notes to Consolidated Financial Statements for a discussion of the credit facilities available to us. Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our long-term objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, or fund participation in new therapeutic collaborations. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

Foreign Currency Translations

Our foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to material foreign currency gains or losses. Under certain circumstances, selected contracts may expose Tripos to substantial foreign exchange risk. However, due to the relative stability of the currency of the countries in which we operate and the level of investment in each country, our current intent is to retain assets within our foreign operations to fund those operations.

Disclosures required under the Sarbanes-Oxley Act of 2002

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Certain provisions of the Act are currently applicable to Tripos, but many other provisions do not become applicable until future dates. Tripos is currently reviewing the steps that will need to be taken to assure compliance with the Act and related requirements of the SEC and NASDAQ.

Section 401 of the Act (effective for period ending December 15, 2002) requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships. As of December 31, 2002, Tripos had no off-balance sheet transactions or arrangements other than ordinary operating leases that are further discussed in Note 7 of Tripos' consolidated financial statements contained in this Form 10-K. In prior years we utilized a Foreign Sales Corporation ("FSC") for certain tax benefits arising from our foreign sales activities. Due to recent tax law changes, we have ceased utilization of this tax strategy and dissolved the FSC entity on December 31, 2002.

Section 402 of the Act prohibits any new loans to officers and directors and renewals of existing loans to officers and directors, except in specific circumstances. During 2001 we made a 30-month loan to Douglas A. Danne, our then Senior Vice President-Commercial Operations in the amount of $175,000 of which $137,400 remained outstanding at December 31, 2002. Mr. Danne left the Company in late 2002 and we are taking steps to collect the remaining amount outstanding.

Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inventory Valuation...Inventory amounts, consisting primarily of chemical compounds and accumulated costs of discovery research contracts awaiting delivery to the customer, shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve. To further reduce the risk of a shortfall between the carrying cost and net realizable value, we provide for obsolescence by creating a reserve provision, whose rate escalates with the passage of time.

Revenue Recognition...We recognize revenue upon shipment of product, FOB shipping point, or upon performance of services. For software product sales under term or token license arrangements, revenue is recognized only when product is shipped, activation keys are delivered, a contract is signed by both parties, and collection is reasonably assured. The software license component of these transactions is recognized upon the occurrence of the above criteria while the support or maintenance component is recognized over the life of the agreement. Contracts that call for future deliverables or include break clauses have revenue deferred until the deliverable is shipped or the break point has passed.

Service contracts (discovery research and software consulting)...have revenue streams that are dependent on the contractual obligations. That is, for contracts containing performance milestones, revenue will only be recognized upon the achievement of the milestone and acceptance by the customer. Contracts that are non-specific as to deliverables will typically be recognized under the percentage of completion method of revenue recognition. Under this method, progress on the contract is measured at regular intervals (e.g. quarterly) and the cumulative costs expended are compared to the total projected costs to complete the project. The percentage of costs expended is then applied to the expected revenue due under the contract to properly match the income and expenses throughout the contractual term. Certain other contracts are billed and revenue is recognized based on full-time equivalent ("FTE") staff utilization. That is, the number of FTE's utilized on the contract in a given period. Each of these methods relies on estimates of the progress and expected costs to perform under the contracts which may result in adjustments based on actual performance.

Valuation of Investments in Securities...Marketable securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value and are reflected in Other Comprehensive Income until the assets are sold. At December 31, 2002, this category on our Balance Sheet reflects the market value of our holdings in Arena Pharmaceuticals, Inc. In prior years, the remainder of our Arena investment was held at its original cost elsewhere in the Balance Sheet under the caption "Investment in Restricted Stock" along with other equity investments that were/are not readily marketable. The carrying values of all of the investments are reviewed on a quarterly basis and adjustments, due to fluctuations in market pricing for Arena and impairment for the other investments, are made to reflect the then current net realizable value.

Property, plant and equipment...All assets reflected under this category on our Balance Sheet are held for use in the operations of Tripos. Due to the fast-paced development of new technologies in computer hardware and laboratory equipment, we closely monitor the original life expectancies of new purchases and set our depreciation or amortization rates accordingly to best match the economic useful life of the asset. Assets or equipment that are no longer of use to the organization are written down to their realizable value and then disposed.

Derivatives...Tripos at times utilizes interest rate swap agreements to create a fixed interest rate for portions of our long-term floating rate debt. Additionally, we may enter foreign currency exchange instruments to protect our operating margins when performing on contracts denominated in currencies other than those in use by our selling office. Our internal policies do not allow for speculative trading in derivatives. Use of derivatives is only allowed for hedging or rate protection purposes. Derivative contracts are only allowed with high quality credit worthy financial institutions to further minimize counter-party risk.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

We face uncertainty in raising additional capital that may be necessary to fund our operations. We may seek to raise additional capital through additional public or private debt or equity financings, collaborative arrangements, borrowings or other available sources. There can be no assurance that additional funding will be available on terms that are favorable to the Company and its stockholders, if at all. If additional capital is raised through the sale of equity or securities convertible into equity, the issuance of these securities could result in dilution to our existing stockholders. If we cannot obtain additional financing when needed, we could be forced to curtail some of our current activities or delay implementation of other initiatives.

Our current and potential customers consist primarily of pharmaceutical and biotechnology companies, which face risks that could affect our ability to sell our products. We have benefited to date from the increasing trend among pharmaceutical and biotechnology companies to outsource chemical research and development projects. However, a reversal or slowing of this trend or a general economic downturn in these industries, such as experienced in 2002, could have a material adverse effect on our business, financial condition and results of operations. Thus, our ability to generate revenue is subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within our industry. These risks and uncertainties are not within our control. In addition, consolidation in the pharmaceutical and biotechnology industries will reduce the number of our potential customers, and may adversely affect our future revenues. If one of the parties to a consolidation uses the products or services of one of our competitors, we may lose existing customers as a result of such consolidation.

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

Even if we are able to address these factors, these customers may nevertheless determine to perform these activities internally or with other companies that provide services similar to ours.

We are dependent on Dr. John McAlister, among others, and the loss of their services could affect our ability to be successful. Our future success depends to a significant degree upon the continued service of key senior management personnel, in particular, our President and Chief Executive Officer, Dr. John P. McAlister, as well as key technical personnel within the software, consulting and chemistry operations. We believe that Dr. McAlister's reputation and prominence in the field provide us with a competitive advantage. None of our key personnel is bound by an employment agreement or covered by an insurance policy where Tripos is the beneficiary. The loss of one or more key members could have a material adverse effect on our business and results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We may not be able to recruit and retain the experienced scientists we need to compete in our industry. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new scientific personnel. We compete with consulting companies for experienced computer programmers to carry out our software consulting services. We cannot be assured that we will continue to be successful in attracting and retaining qualified personnel should the worldwide demand for these skilled individuals increase. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

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

Item 7a. Market Risks

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates. To date, neither foreign exchange nor interest rate exposure has resulted in a material impact.

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $9.0 million and $11.5 million at December 31, 2002 and 2001, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $0.9 million and $1.15 million at December 31, 2002 and 2001, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income. Our foreign currency transaction gains and losses for 2002 and 2001 were immaterial.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan. We have fixed a portion of our floating rate interest risk on the mortgage loan through the purchase of swap instruments. Unrealized loss on our interest rate swap at December 31, 2002 was not significant. We will continue to monitor our exposure to floating interest rate risk on line-of-credit borrowings and endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
In thousands (except per share amounts)	December 31,	December 31,
Assets:	2002	2001
Current assets:
Cash and cash equivalents	$ 1,861	$ 6,987
Marketable securities	8,440	12,838
Accounts receivable, less allowance for doubtful accounts of $246 in 2002 and $582 in 2001	26,726	21,140
Note receivable from former executive	137	41
Inventory	7,375	3,967
Prepaid expenses	1,224	1,339
Total current assets	45,763	46,312

Notes receivable-trade	3,325	4,503
Note receivable from executives	--	114
Property and equipment, less accumulated depreciation	20,373	13,312
Capitalized development costs, net of accumulated amortization of $324 in 2002 and $2,792 in 2001	1,402	295
Goodwill	965	958
Investments recorded at cost	1,200	2,021
Deferred income taxes	135	--
Other, net	665	122
Total assets	$ 73,828	$ 67,637

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital leases	$ 455	$ 683
Accounts payable	1,128	1,146
Accrued expenses	6,400	7,399
Deferred revenue	8,803	6,907
Deferred income taxes	2,025	2,568
Total current liabilities	18,811	18,703

Long-term portion of capital leases	149	328
Long-term debt	7,233	2,739
Long-term deferred revenue	4,031	2,977
Deferred income taxes	--	1,343
Series-B preferred stock and accrued dividends	--	9,826

Shareholders' equity
Common stock, $.005 par value; authorized 20,000 shares; issued and outstanding 8,889 shares in 2002 and 7,590 shares in 2001	44	38
Additional paid-in capital	36,077	23,130
Retained earnings	2,859	1,958
Other comprehensive income	4,624	6,595
Total shareholders' equity	43,604	31,721
Total liabilities and shareholders' equity	$ 73,828	$ 67,637

See notes to consolidated financial statements

Consolidated Statements of Operations
In thousands, except per share amounts	Year ended	Year ended	Year ended
	December 31, 2002	December 31, 2001	December 31, 2000
Net sales:
Discovery software	$ 18,741	$ 15,962	$ 11,479
Support	7,957	7,880	7,628
Software consulting services	5,337	9,747	1,523
Discovery research	18,016	12,024	5,398
Hardware	1,020	3,470	2,996
Total net sales	51,071	49,083	29,024
Cost of sales:
Discovery software	3,460	2,635	1,714
Support	79	117	120
Software consulting services	4,629	3,696	354
Discovery research	9,484	4,261	2,560
Hardware	887	3,166	2,733
Total cost of sales	18,539	13,875	7,481
Gross profit	32,532	35,208	21,543
Operating expenses:
Sales and marketing	16,248	12,716	10,171
Research and development	12,336	10,190	8,349
General and administrative	6,918	7,537	5,508
Total operating expenses	35,502	30,443	24,028
Income (loss) from operations	(2,970)	4,765	(2,485)
Interest income	715	677	550
Interest expense	(376)	(599)	(652)
Gain on sale of marketable securities	3,560	2,387	--
Unrealized loss on investment in Signase, Inc.	(405)	--	--
Other income, net	603	221	362
Income (loss) before income taxes	1,127	7,451	(2,225)
Income tax expense (benefit)	189	1,563	(171)
Net income (loss)	938	5,888	(2,054)
Preferred dividends	37	450	406
Net income (loss) allocable to common shareholders	$ 901	$ 5,438	$ (2,460)

Basic earnings (loss) per share	$0.11	$0.74	$(0.35)
Basic weighted average number of shares	8,552	7,369	6,969
Diluted earnings (loss) per share	$0.09	$0.62	$(0.35)
Diluted weighted average number of shares	9,607	9,441	6,969
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
In thousands	Year ended	Year ended	Year ended
	December 31, 2002	December 31, 2001	December 31, 2000
Operating activities:
Net income (loss)	$ 938	$ 5,888	$ (2,054)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,955	1,727	1,825
Amortization of capitalized development costs and goodwill	723	216	386
Gain from the sale of marketable securities	(3,568)	(2,725)	--
Deferred income taxes	(587)	131	(545)
Change in operating assets and liabilities:
Accounts receivable	(3,444)	(5,937)	(1,717)
Notes receivable, trade	1,339	(2,588)	385
Inventories	(2,826)	246	(2,034)
Prepaid expenses and other current assets	428	(140)	(1,321)
Accounts payable and accrued expenses	(2,427)	4,302	473
Deferred revenue	1,947	(568)	3,501
Net cash provided by (used in) operating activities	(5,522)	552	(1,101)
Investing activities:
Notes receivable, other	--	--	1,764
Purchases of property and equipment	(8,009)	(2,550)	(1,349)
Capitalized development costs	(1,416)	(89)	(54)
Proceeds from the sale of marketable securities	4,615	2,894	--
Acquisition, including investments in unconsolidated affiliates	(620)	(525)	--
Net cash provided by (used in) investing activities	(5,430)	(270)	361
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	2,982	3,108	1,595
Proceeds from issuance of Series B preferred stock	--	--	8,970
Cash dividends paid on Series B preferred stock	(893)	--	--
Proceeds from capital lease financing transaction	19	475	--
Proceeds from issuance of long-term debt	4,711	--	--
Payments on long-term debt and capital lease obligations	(1,000)	(864)	(5,534)
Net cash provided by financing activities	5,819	2,719	5,031
Effect of foreign exchange rate changes on cash and cash equivalents	7	180	(1,298)
Net increase (decrease) in cash and cash equivalents	(5,126)	3,181	2,993
Cash and cash equivalents at beginning of year	6,987	3,806	813
Cash and cash equivalents at end of year	$ 1,861	$ 6,987	$ 3,806

Non-cash activity:
Conversion of redeemable preferred stock	$ 8,971	--	--
Stock issued to Accenture LLP	$ 1,000	--	--

See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity
In thousands	Common Stock		Additional Paid-in	Retained Earnings	Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at December 31, 1999	6,628	$ 33	$ 18,431	$ (1,020)	$ 139	$ 17,583
Stock issued under stock purchase plan	142	1	598	--	--	599
Stock issued under stock option plan	267	1	957	--	--	958
Stock issued under director compensation plan	3	1	37	--	--	38
Stock issued pursuant to exercise of warrants	98	--	--	--	--	--
Accretion of dividends on Series B preferred stock	--	--	--	(406)	--	(406)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(295)	(295)
Unrealized gain on marketable securities					7,534	7,534
Net loss	--	--	--	(2,054)	--	(2,054)
Total comprehensive income						5,185
Balance at December 31, 2000	7,138	36	20,023	(3,480)	7,378	23,957
Stock issued under stock purchase plan	117	1	640	--	--	641
Stock issued under stock option plan	332	1	1,019	--	--	1,019
Stock issued under director compensation plan	3	0	40	--	--	40
Tax benefit on exercised stock options	--	--	1,408	--	--	1,408
Accretion of dividends on Series B preferred stock	--	--	--	(450)	--	(450)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(123)	(123)
Unrealized gain on securities:
Unrealized holding gains	--	--	--	--	827	827
Less: reclassification for gains included in net income	--	--	--	--	(1,487)	(1,487)
Net income	--	--	--	5,888	--	5,888
Total comprehensive income						5,105
Balance at December 31, 2001	7,590	$ 38	$ 23,130	$ 1,958	$ 6,595	$ 31,721
Stock issued under stock purchase plan	91	0	794	--	--	794
Stock issued under stock option plan	354	2	1,438	--	--	1,440
Stock issued under director compensation plan	3	0	42	--	--	42
Tax benefit on exercised stock options	--	--	706	--	--	706
Accretion of dividends on Series B preferred stock	--	--	--	(37)	--	(37)
Conversion of Series B preferred stock	818	4	8,967	--	--	8,971
Stock issued to collaborators	33	0	1,000	--	--	1,000
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	1,005	1,005
Unrealized gain (loss) on securities:
Unrealized holding losses	--	--	--	--	(758)	(758)
Less: reclassification for gains included in net income	--	--	--	--	(2,218)	(2,218)
Net income	--	--	--	938	--	938
Total comprehensive income						(1,033)
Balance at December 31, 2002	8,889	$ 44	$ 36,077	$ 2,859	$ 4,624	$ 43,604
Share amounts reflect 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements December 31, 2002

In thousands, except per share data

______________________________________________________________________________________________________________________________________

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization. We deliver chemistry products and services, software products and services along with analysis services that advance customers' creativity and productivity in pharmaceutical, biotechnology and related life sciences research enterprises worldwide. We are also a value-added reseller of third-party hardware products required to operate our software products. A substantial portion of our business is conducted with pharmaceutical companies, however, we are not economically dependent on any single customer on an ongoing basis. During 2002, 34% of our revenue came from our relationship with Pfizer, Inc. while in 2001, 14% of our global revenue was from Pfizer, Inc. and 10% from Bayer AG.

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

Marketable Securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold. At December 31, 2002, Marketable Securities on the Balance Sheet was comprised of 1.3 million shares of Arena Pharmaceuticals, Inc. that had a market value of $6.51 per share or $8.4 million in total. Other Comprehensive Income at December 31, 2002 included an unrealized after-tax gain of $3.9 million as calculated on an average cost per share basis.

Investments Recorded at Cost consist of investments in common stock and limited partnerships that are accounted for under the cost method as permitted under Accounting Principles Board Opinion No. 18. At December 31, 2001, the Company also included those common shares owned in Arena Pharmaceuticals that the Company was restricted from selling within 12 months.

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

	2002	2001
Notes receivable	$ 4,410	$ 5,352
Imputed interest discount	(1,085)	(849)
Notes receivable, net	$ 3,325	$ 4,503

The weighted-average interest rate used to discount notes receivable was 7.10% in 2002 and 7.50% in 2001.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

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

Development Costs consist of software development costs that are capitalized after the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. During 2002 we had net capitalized costs of $1.4 million related to development work on a laboratory research and inventory support system. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, we use an estimated economic life of three to five years for all capitalized software development costs. We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. All other research and development expenditures are charged to research and development expense in the period incurred.

Goodwill represents the excess of the cost of the net assets acquired of Tripos Receptor Research Ltd. over its fair value. Goodwill was amortized on a straight-line basis over 15 years. Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of periodic evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value. The Company performed a transitional impairment test of its existing goodwill during the second quarter of 2002. The Company did not recognize any impairment of goodwill in connection with the initial transitional impairment test. In subsequent years, the Company will perform a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of Tripos Receptor Research Ltd. below its carrying value. The impact of no longer amortizing goodwill did not result in a material difference in 2002 results as compared to prior years.

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

Derivative Instruments. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value. We enter into derivative contracts to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions. Additionally, we have entered interest rate swap contracts to effectively convert portions of our floating rate debt to a fixed rate. We do not attempt to speculate on the direction of currency rates nor interest rates. We take this conservative approach to protect against the risk of loss only. The fair value of foreign currency hedge transactions existing as of December 31, 2002 was a loss of $82 and was included in accrued expenses.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

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

We have entered into discovery research agreements and software consulting arrangements with certain customers that provide for collaboration in defining related software products, early access to the products, discounts on licenses for the products developed and compound library designs. We recognize revenue related to discovery research and software consulting agreements as contractual milestones are achieved and delivered or, absent such contractual milestones, on a completed contract basis or a percentage of completion basis. Contractual terms and obligations are the primary determinant for which method is applied. The costs of providing the services for these revenues are included in Cost of Sales for the periods in which the services are performed. We reflect costs to fulfill collaborative software development agreements in R&D to better reflect the uncertain outcome from this type of research. Revenues and costs of collaborative software development for the last three fiscal years are shown below:

Contract R&D Revenues and Costs	2002	2001	2000
Collaborative software development services	$ 3,386	$ 2,031	$ 1,885
Research & development costs	$ 1,771	$ 966	$ 788

Comprehensive Income. Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Unrealized loss on our interest rate swap at December 31, 2002 was not significant.

The components of accumulated other comprehensive income, net of related tax, at December 31, 2002 and December 31, 2001 are as follows:
	2002	2001
Foreign currency translation adjustments	$ 725	$ (279)
Unrealized gains on marketable securities	3,899	6,874
Accumulated other comprehensive income	$ 4,624	$ 6,595

Earnings Per Common and Dilutive Share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares may consist of outstanding stock options and the assumed conversion of the Series B Preferred shares. See Note 9 for additional information regarding earnings per share.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation. At December 31, 2002, Tripos had the stock-based employee compensation plans described in Note 19. We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
	2002	2001	2000
Net income (loss) allocable to common shareholders as reported	$ 901	$ 5,438	$(2,460)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,752	1,734	(152)
Pro forma net income (loss) allocable to common shareholders	$(851)	$ 3,704	$(2,612)

Pro forma earnings (loss) per share:
Basic - as reported	$0.11	$0.74	$(0.35)
Basic - pro forma	$(0.10)	$0.50	$(0.38)
Diluted - as reported	$0.09	$0.62	$(0.35)
Diluted - pro forma	$(0.10)	$0.47	$(0.38)

_______________________________________________________________________________________________________________________________________

2. Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends. A reserve provision, whose rate escalates with the passage of time, is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. Inventory balances at December 31 are:
	2002	2001
Raw materials	$ 1,050	$ 209
Work in process	2,309	547
Finished goods	5,618	4,434
Reserve for obsolescence	(1,602)	(1,223)
Total Inventory	$ 7,375	$ 3,967

_______________________________________________________________________________________________________________________________________

3. Accrued Expenses

Accrued expenses consist of the following at the end of each year:
	2002	2001
Payroll related (including accrued bonus)	$ 2,674	$ 4,259
Income taxes refundable	(254)	(46)
Product royalties	1,022	1,080
Other	2,958	2,106
	$ 6,400	$ 7,399

_______________________________________________________________________________________________________________________________________

4. Property and Equipment

Property and equipment at the end of each year are summarized below:
	2002	2001
Computer equipment	$ 4,317	$ 7,048
Laboratory equipment	5,933	3,761
Furniture and fixtures	2,788	2,146
Purchased software	1,957	1,499
Company vehicles	34	26
Land	1,591	1,591
Buildings	9,781	8,486
	26,401	24,557
Less accumulated depreciation	(8,318)	(11,245)
Net property and equipment	18,083	13,312
Construction in progress	2,290	--
Total net property and equipment	$ 20,373	$ 13,312

_______________________________________________________________________________________________________________________________________

5. Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age. Employees may contribute to the plan up to 17% of their compensation, which is further limited by law. We match employee contributions for an amount up to 50% of the first 6% of each employee's compensation deferral. Contributions made by the Company were $409 in 2002, $298 in 2001, and $238 in 2000.

_______________________________________________________________________________________________________________________________________

6. Concentrations of Credit Risk

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

_______________________________________________________________________________________________________________________________________

7. Lease Obligations

We lease certain office facilities and equipment under noncancelable operating and capital leases with terms from one to five years. The capital leases specifically pertain to the acquisition of certain laboratory and computer equipment totaling $1,787. The total accumulated amortization associated with equipment under capital leases was approximately $952 and $648 at December 31, 2002 and 2001, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $876, $768, and $666 in 2002, 2001, and 2000, respectively. Noncancelable future minimum lease commitments as of December 31, 2002 are:

Year	Operating Leases	Capital Leases
2003	$ 797	$ 256
2004	527	249
2005	409	--
2006	396	--
2007	178	--
Total payments	$ 2,307	505
Less amount representing interest		(118)
Present value of minimum lease payments		$ 387*

* Includes the current portion of capital lease obligations of $237

_______________________________________________________________________________________________________________________________________

8. Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
	2002	2001	2000
Domestic	$ (2,039)	$ 4,725	$ (1 319)
Foreign	3,166	2,726	(906)
	$ 1,127	$ 7,451	$ (2,225)

The components of income tax expense (benefit) for the years ended were as follows:
	2002	2001	2000
Current tax expense (benefit)
Federal	$ 237	$ 1,100	$ 94
State and local	(79)	262	75
Foreign	(58)	36	206
Total current	100	1,398	375
Deferred tax expense (benefit)	89	165	(546)
Total provision	$ 189	$ 1,563	$ (171)

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:
	2002	2001	2000
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(8.7)	(15.7)	(23.8)
State taxes	(7.0)	3.5	3.4
R&D tax credits	(6.2)	(1.3)	--
Other	4.7	0.5	(5.9)
Effective tax rate	16.8%	21.0%	7.7%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2002	2001
Current deferred income tax asset (liability):
Allowance for doubtful accounts	$ 40	$ 178
Vacation accrual	269	204
NOL carryforward	--	1,514
Other	25	161
Unrealized gain on marketable securities	(2,359)	(4,160)
Valuation allowance	--	(465)
	$ (2,025)	$ (2,568)
Noncurrent deferred income tax asset (liability):
Capitalized development costs	$ (533)	$ (110)
Property and equipment	(64)	(1,241)
Other	175	(515)
Tax credit carryforward	842	523
Valuation allowance	(285)	--
	$ 135	$ (1,343)

Income tax payments for 2002, 2001 and 2000 were $61, $280 and $60, respectively.

Two of Tripos' foreign subsidiaries had loss carryforwards at December 31, 2002, totaling approximately $2,420 that have no expiration date. Additionally, Tripos' U.S. entity had a tax loss carryforward of $1,746 that expires in 15 years. Undistributed earnings of subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for U.S. income taxes was made for undistributed earnings of such subsidiaries, which aggregated $694 at December 31, 2002.

________________________________________________________________________________________________________________________________________

9. Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
	2002	2001	2000
Numerator:
Numerator for basic earnings per share- -net income (loss) allocable to common shareholders	$ 901	$ 5,438	$ (2,460)
-dividends accruing to preferred shareholders (Note A)	--	450	--
Numerator for diluted earnings per share	$ 901	$ 5,888	$ (2,460)
Denominator:
Denominator for basic earnings per share - weighted average shares	8,552	7,369	6,969
Effect of dilutive securities:
Employee stock options	1,055	1,254	--
Assumed conversion of Series B preferred shares (Note A)	--	818	--
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	9,607	9,441	6,969
Basic earnings per share	$0.11	$0.74	$(0.35)
Diluted earnings per share	$0.09	$0.62	$(0.35)

Note A: For the year ended December 31, 2002 and 2000, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

_______________________________________________________________________________________________________________________________________

10. Geographic Segment Data

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

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors. Information regarding operations by geographic area for 2002, 2001and 2000 is as follows:
2002	U.S.A.	U.K.	Germany	France	Pacific Rim	Total
Net sales	$ 19,539	$ 19,821	$ 5,651	$ 2,601	$ 3,459	$ 51,071
Long-lived assets	7,543	13,640	119	34	4	21,340
2001
Net sales	$ 26,139	$ 9,409	$ 5,663	$ 4,337	$ 3,535	$ 49,083
Long-lived assets	6,095	8,055	63	57	--	14,270
2000
Net sales	$ 12,584	$ 4,212	$ 4,319	$ 4,975	$ 2,934	$ 29,024
Long-lived assets	5,157	8,611	61	20	--	13,849

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

______________________________________________________________________________________________________________________________________

11. Long-term Debt

We have a credit commitment from LaSalle Bank for a $4,350 real estate mortgage for property with a carrying value of $3,975 and a $6,000 revolving line of credit. The credit commitment is collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The commitment also requires us to meet certain financial covenants, including certain coverage ratios and a capitalization ratio. In December 2002 the credit agreement was amended to its current terms which included a three-year extension of the mortgage note and revolving credit facility. The facility now allows for a construction loan from ABN Amro Bank-London to help fund our laboratory expansion in the U.K. The construction loan is expected to be finalized in early 2003.

The mortgage note under the credit commitment calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. The $6,000 revolving line of credit under the credit commitment requires quarterly interest-only payments with any remaining borrowings due at the end of the commitment period. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. We had modest borrowings late in the third quarter of 2002 and averaged $1.6 million of outstanding borrowings during the fourth quarter to fund the construction in the U.K. The weighted average interest rate on line of credit borrowings was 4.46% in 2002.

Long-term debt obligations were:
	December 31, 2002	December 31, 2001
Borrowings outstanding under Credit Agreement	$ 3,100	$ --
Mortgage note, due December 2, 2005	4,350	2,905
Less current maturities	(217)	(166)
Long-term debt	$ 7,233	$ 2,739

Scheduled maturities of long-term debt are $217 for 2003, $217 for 2004 and $7,016 in 2005. Interest expense incurred, net of capitalized interest, for the years ended December 31, 2002, 2001 and 2000 were $376, $599 and $652, respectively, while total interest payments were $429, $599 and $652, respectively.

______________________________________________________________________________________________________________________________________

12. Series B Preferred Stock

On February 4, 2000, we issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum were payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock was convertible, at the option of the holder, into two shares of our common stock. The preferred stock was to be mandatorily redeemable at a price of $11 per share plus accreted dividends on February 4, 2005 provided that the holder had given notice of its intention to have its shares redeemed on or prior to February 4, 2004. The change in Series B Preferred Stock for the two years ended December 31, 2002 is as follows:
Issuance of Series B Preferred Stock	$ 8,970
Dividend accretion	893
9,863
Converted to common shares	(8,970)
Dividends paid upon conversion	(893)
$ --

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of its shares into the market through a broker in a series of block trades.

_______________________________________________________________________________________________________________________________________

13. Acquisition of Tripos Receptor Research Ltd.

On November 11, 1997, we purchased all the outstanding common stock of Receptor Research Ltd, for a mixture of cash, warrants and common stock of Tripos, Inc. The name of the company was changed to Tripos Receptor Research Ltd. on January 7, 1998. Warrants for 40 shares of our common stock vested at December 31, 1998 while warrants for 60 shares vested on December 31, 1999. The warrants were recorded at their fair market value at the date of the grant. The purchase price was allocated to net identifiable assets with the excess recorded as goodwill. The goodwill was being amortized over 15 years on a straight-line basis. Effective in 2002, goodwill was no longer amortized, but the investment is subject to periodic review to determine if impairment exists. If impairment exists, the carrying value of the asset will be reduced to its estimated fair value at that time. The balance of goodwill on December 31, 2002 was $965.

_______________________________________________________________________________________________________________________________________

14. Investment in Arena Pharmaceuticals, Inc.

During the years 1997 to 1999, we invested in the start up of Arena Pharmaceuticals, Inc. ("Arena"), a San Diego, California biotechnology company. Our investment in Arena was $3,200 at December 31, 1999. In July of 2000, Arena successfully completed its initial public offering ("IPO") of common stock on the NASDAQ market. At the time of the IPO, our investments in the form of preferred shares and convertible notes were fully converted to common stock, resulting in our holding of slightly more than 2,000 shares of common stock in Arena. During June 2001, Arena completed a secondary offering of additional shares of common stock. We participated in the offering by selling 100 shares and realizing a gain of $2,387. During 2002 we sold 619 shares under a controlled sale program realizing a gain of $3,560.

We were subject to certain restrictions under federal securities laws that limited the number of shares in Arena that could be sold. At December 31, 2002, we were able to classify all of our holdings as eligible to be sold within one year. These shares are shown as marketable securities and reflected at a fair value totaling approximately $8,440. Our investment in Arena is subject to a number of uncertainties, many of which are beyond our control. In addition, we cannot provide any assurance to investors about the market for Arena's common stock, the potential volatility in the market price of Arena's common stock, or our ability to sell any Arena common stock should we seek to make such sales in the future.

_________________________________________________________________________________________________________

15. Investment in Signase, Inc.

During 2001 and again in 2002, we made in-kind investments in Signase, Inc., a Texas-based biotechnology company that researches cancer therapeutics. Early in 2003, Signase advised its shareholders of its intent to seek additional financing at rates below those of the original investors. We determined this reduced level of market value to be other than temporary and as a result, wrote down our investment to approximate the current offering price. Our total in-kind investment was $552 prior to the write-down of $405 in 2002, leaving a carrying value of $150.

 ______________________________________________________________________________________________________________________________________

16. Grants

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Receptor Research Ltd., were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall. The U.K.'s Department of Trade and Industry ("DTI") awarded GBP2.4 million (approximately $3.8 million) based on the creation of jobs in the region and capital investment. Additionally, the South West of England Development Agency awarded GBP1.3 million (approximately $2.0 million) tied to costs to construct the laboratory. At December 31, 2002, Tripos Receptor Research Ltd. had met all criteria for the first installment of the DTI grant and was approved to receive a payment of GBP550 that was recorded in Accounts Receivable. Approximately GBP99 of the payment is attributed to the reduction of expenses while the remainder is treated as a reduction in the cost of capital expenditures. We must achieve agreed levels of hiring and capital expenditures in order to submit claims for funding under the respective grants. Should we fail to complete the project or not meet the hiring thresholds, we will not be entitled to the full amount of the grants. Additionally, for a period of up to 24 months after our last draw under the grant program, we are obligated to repay portions or all of the grant money received if we eliminate jobs or exit the property.

_______________________________________________________________________________________________________________________________________

17. Financial Instruments

We entered into an interest rate swap agreement with LaSalle Bank, N.A. on April 30, 1999 that exchanged our floating interest rate risk for a fixed rate on the mortgage loan related to our corporate headquarters building. The swap contract was constructed to match the original amount borrowed ($3,320), quarterly payment amounts ($41), and the term of the loan precisely (April 30, 1999 to April 2, 2002). During 2001, we executed a second swap agreement that fixed the interest rate for an additional one-year period to match the extension of the mortgage maturity to 2003. On December 2, 2002, we entered an amendment to the mortgage loan agreement that provided additional financing of $1,611 and extended the maturity date until December 2, 2005. Due to current low interest rates, we did not extend the interest rate swap. We will monitor interest rates and obtain appropriate rate protection should conditions warrant.

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

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates. Gains and losses on foreign currency exchange contracts are included in other income (expense) net. The counterparty to these foreign currency hedge contracts is LaSalle N.A. At December 31, 2002 a foreign currency future contract was in place, which did not qualify as an effective hedge, to fix the value of 1.3 million Euros to U.S. dollars. The fair value of this contract, at December 31, 2002, was ($82), which is included in accrued expenses.

_______________________________________________________________________________________________________________________________________

18. Relationship with Accenture LLP.

On February 8, 2002, we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies. As part of this arrangement, we issued 33 shares of common stock, valued at $1.0 million, to Accenture upon entry into this arrangement. We have recorded this deferred cost, which we are expensing to sales and marketing ratably over the 5-year estimated life of the arrangement, in other assets. Total expense recorded in the year ended December 31, 2002 related to the arrangement was $447. At this time, we do not expect any future fixed compensation to Accenture, however, we do expect that should certain collaborative engagements be successful, they may result in performance-based compensation to Accenture from Tripos.

_______________________________________________________________________________________________________________________________________

19. Stock-based Compensation Plans

In 2002, we adopted the 2002 Employee Stock Purchase Plan, that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of annual compensation. The plan, which has 250 shares reserved for issuance, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 2002, 51 shares have been purchased under this plan. Prior to July 1, 2002, the 1994 Employee Stock Purchase Plan was in effect under essentially the same terms. The 1994 Plan expired on June 30, 2002 upon the distribution of the last remaining shares from its reserve.

In 1994, we adopted the 1994 Stock Option Plan that is administered by the Compensation Committee and provides for incentive stock options, nonstatutory stock options and stock purchase rights to be granted to our employees and consultants. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and nonstatutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, is in effect for ten years from the date of inception unless terminated or amended sooner by the Board of Directors.

In 1994, we adopted the 1994 Director Option Plan that provides for nonstatutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options can be exercised in 25% increments on the anniversary of its date of grant. The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, is in effect for ten years from the date of inception unless terminated or amended sooner by the Board of Directors. This plan was amended in 2001 to allow for discretionary grants of options.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement (see Note 1). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.13% to 5.39% for 2002, 2.47% to 5.29% for 2001 and 5.83% to 6.80% for 2000; volatility factor of 0.98 for 2002, 0.92 for 2001 and 0.92 for 2000; and a weighted average expected life of the option of 5.3 years for 2002, 5.6 years for 2001 and 4.5 years for 2000. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 2.13% to 5.39% for 2002, 2.47% to 5.29% for 2001 and 5.83% to 6.80% for 2000; volatility factors of 0.98 for 2002, 0.92 for 2001 and 0.92 for 2000; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

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

19. Stock-based Compensation Plans (continued)

Additional information relating to the plans is as follows (in thousands, except for earnings per share information):
Options Outstanding Summary	2002 Shares	Weighted Average Exercise Price	2001 Shares	Weighted Average Exercise Price	2000 Shares	Weighted Average Exercise Price
Beginning outstanding	2,160	$ 7.06	2,070	$ 4.86	2,122	$ 4.13
Granted	107	10.68	483	14.31	337	9.89
Exercised	(357)	4.19	(335)	4.25	(268)	3.59
Canceled/expired	(104)	11.35	(58)	5.11	(121)	8.80

Ending outstanding	1,806	$ 7.60	2,160	$ 7.06	2,070	$ 4.86

Exercisable-end of year	1,304		1,352		1,403

Weighted average fair value per share of options granted during the year	$ 7.89		$ 10.39		$ 7.02

December 31, 2002	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13-$2.88	301	1.546	$ 2.45	301	$ 2.45
$3.25-$3.94	408	5.67	3.80	366	3.80
$4.13-$6.25	314	4.99	5.80	302	5.80
$6.60-$9.60	248	7.11	7.63	140	7.44
$10.26-$19.70	535	8.35	14.42	195	13.80
$2.13-$19.70	1,806	5.86	$ 7.60	1,304	$ 5.84

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

________________________________________________________________________________________________________________________________________
20. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2002 and 2001:

2002	3/31/02	6/30/02	9/30/02	12/31/02
Total net sales	$ 12,698	$ 11,064	$ 11,125	$ 16,184
Gross profit	9,665	6,332	7,041	9,494
Income from operations	987	(2,825)	(1,618)	486
Net income	1,589	(1,282)	(778)	1,409
Net income allocable to common shareholders	1,552	(1,282)	(778)	1,409
Net income per share:
Basic	$0.19	$(0.15)	$(0.09)	$0.16
Diluted	$0.16	$(0.15)	$(0.09)	$0.15

20. Selected Quarterly Financial Data (continued)
2001	3/31/01	6/30/01	9/30/01	12/31/01
Total net sales	$ 9,928	$ 10,586	$ 11,949	$ 16,620
Gross profit	7,223	7,777	8,783	11,425
Income (loss) from operations	805	1,060	1,076	1,824
Net income (loss)	732	2,278	956	1,922
Net income (loss) allocable to common shareholders	621	2,166	842	1,809
Net income (loss) per share:
Basic	$0.09	$0.30	$0.11	$0.24
Diluted	$0.07	$0.25	$0.10	$0.20

All per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

_____________________________________________________________________________________________________________________________________

Report of Independent Auditors

Board of Directors and Shareholders of Tripos, Inc.

We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

St. Louis, Missouri

February 6, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2003 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 7, 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Transactions subject to disclosure pursuant to Item 404 of Regulation S-K:

The information required by this item is included under the caption "Related Party Transactions" within the Executive Compensation and Related Matters section of the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 7, 2003 and is incorporated herein by reference.

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

(b) Reports on Form 8-K filed in the fourth quarter of 2002:

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

10.3 Tripos, Inc. 1994 Director Option Plan

10.4 Tripos, Inc. 1994 401(k) Plan

10.5 Amendment to the 1994 401(k) Plan

10.6 Tripos, Inc. 1996 Director Stock Compensation Plan

10.7 Tripos, Inc. 2002 Employee Stock Purchase Plan

10.8 Amendment to the 1994 Director Option Plan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

TRIPOS, INC.

By: John P. McAlister

Date: March 25, 2003

John P. McAlister, III

President, Chief Executive Officer and

Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, B. James Rubin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2002, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	March 25, 2003
John P. McAlister III	President and Director
(Principal Executive Officer)

/s/ B. James Rubin	Senior Vice President,	March 25, 2003
B. James Rubin	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ John D. Yingling	Vice President,	March 25, 2003
John D. Yingling	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	March 25, 2003
Ralph S. Lobdell

/s/ Stewart Carrell	Director	March 25, 2003
Stewart Carrell

/s/ Gary Meredith	Director	March 25, 2003
Gary Meredith

/s/ Ferid Murad	Director	March 25, 2003
Ferid Murad

/s/ Alfred Alberts	Director	March 25, 2003
Alfred Alberts

Exhibit

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John P. McAlister, certify that:

    I have reviewed this annual report on Form 10-K of Tripos, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other signing officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       March 25, 2003

/s/ John P. McAlister

John P. McAlister

Chief Executive Officer

Exhibit

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, B. James Rubin, certify that:

    I have reviewed this annual report on Form 10-K of Tripos, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other signing officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 25, 2003

/s/ B. James Rubin

B. James Rubin
Chief Financial Officer

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, December 31, 2001 and December 31, 2002

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
2000	$127	$101	--	$36	$192
2001	192	454	--	64	582
2002	582	28	--	364	246

Valuation Allowance for Deferred Income Tax Assets
2000	$1,133	$1,180	--	--	$2,313
2001	2,313	--	--	1,848	465
2002	465	(180)		--	285

Inventory Reserve for Obsolescence
2000	$431	$475	--	--	$906
2001	906	317	--	--	1,223
2002	1,223	452		73	1,602

Exhibit Index

Exhibit

Number Description

2.1 a Distribution Agreement between Tripos and E&S

3.1 c Amended and Restated Articles of Incorporation dated January 26, 1996

3.2 a Amended and Restated Bylaws of Tripos

3.3 Articles of Amendment to the Articles of Incorporation of Tripos, Inc. dated February 4, 2000

4.1 Investor's Rights Agreement dated February 4, 2000 between LION bioscience AG and Tripos, Inc.

10.1 b Tripos, Inc. 1994 Stock Option Plan *

10.2 b Tripos, Inc. 1994 Employee Stock Purchase Plan *

10.3 b Tripos, Inc. 1994 Director Option Plan *

10.4 b Tripos, Inc. 1994 401(k) Plan *

10.5 c Amendment to the 1994 401(k) Plan *

10.6 c Tripos, Inc. 1996 Director Stock Compensation *

10.7 d Tripos, Inc. 2002 Employee Stock Purchase Plan *

10.8 d Amendment to the 1994 Director Option Plan *

23.1 Consent of Ernst & Young LLP, Independent Auditors

24 Power of Attorney, See the signature page

* Management Contracts and Compensatory Plans pursuant to item 14(a)-3 of Form 10-K a Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 and incorporated herein by reference.

b Previously filed as an exhibit to the Company's Registration Statement on Form S-8, 33-79610 dated May 31, 1994 and incorporated herein by reference.

c Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

d Previously filed as an exhibit to the Company's Proxy Statement for the May 7, 2002 Annual Shareholders' Meeting

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of our report dated February 6, 2003 with respect to the consolidated financial statements and financial statement schedule of Tripos, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2002.
Form Number	Registration Statement Number	Description
Form S-8	33-79610	Tripos, Inc. 1994 Stock Plan, the Tripos, Inc. 1994 Director Option Plan, and Tripos, Inc. 1994 Employee Stock Purchase Plan
Form S-8	333-09459	Tripos, Inc. 1996 Director Stock Compensation Plan and Tripos, Inc. 1994 Director Option Plan, amendment
Form S-8	333-33163	Tripos, Inc. 1996 Director Stock Compensation Plan, amendment, Tripos, Inc. 1994 Stock Option Plan, amendment, and Tripos, Inc. 1994 Director Option Plan, amendment
Form S-8	333-61829	Tripos, Inc. 1994 Employee Stock Purchase Plan, amendment, and Tripos, Inc. 1994 Stock Option Plan, amendment
Form S-8	333-102015	Tripos, Inc. 2002 Employee Stock Purchase Plan
Form S-8	333-102065	Tripos, Inc. 1994 Director Option Plan, amendment

/s/ Ernst & Young LLP

St. Louis, Missouri

March 25, 2003