Form 10-Q
period 2003-03-31
TRIPOS INC
filed 2003-05-13
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2003: 8,891,353 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	Mar 31, 2003	Dec 31,2002
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 3,282	$ 1,861
Marketable securities	6,829	8,440
Accounts receivable	18,697	26,726
Notes receivable from executives	--	137
Inventory	7,956	7,375
Prepaid expenses	2,009	1,224
Total current assets	38,773	45,763

Notes receivable-trade	2,913	3,325
Property and equipment, less accumulated depreciation	21,630	20,373
Capitalized development costs, net	1,652	1,402
Goodwill, net of amortization	965	965
Investments recorded at cost	999	1,200
Deferred income taxes	124	135
Other, net	595	665
Total assets	$ 67,651	$ 73,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 448	$ 455
Accounts payable	1,502	1,128
Accrued expenses	4,908	6,400
Deferred revenue	8,746	8,803
Deferred income taxes	1,591	2,025
Total current liabilities	17,195	18,811

Long-term portion of capital leases	111	149
Long-term debt	4,078	7,233
Long-term deferred revenue	3,353	4,031

Shareholders' equity :
Common stock	44	44
Additional paid-in capital	36,088	36,077
Retained earnings	3,043	2,859
Other comprehensive income	3,739	4,624
Total shareholders' equity	42,914	43,604
Total liabilities and shareholders' equity	$ 67,651	$ 73,828

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	Mar 31, 2003	Mar 31, 2002
Net sales:
Discovery software	$ 3,396	$ 6,433
Support	2,189	2,025
Software consulting services	1,526	1,627
Discovery research	6,085	2,479
Hardware	36	134
Total net sales	13,232	12,698

Cost of sales	5,607	3,383
Gross margin	7,625	9,315

Operating expenses:
Sales and marketing	3,406	3,907
Research and development	2,990	2,862
General and administrative	2,036	1,511
Total costs and expenses	8,432	8,280

Income (loss) from operations	(807)	1,035

Other income, net	1,074	976
Income before income taxes and preferred dividends	267	2,011

Income tax expense	83	422
Net income before preferred dividends	184	1,589

Preferred dividends	--	37
Net income allocable to common shareholders	$ 184	$ 1,552

Basic income per share	$ 0.02	$ 0.19
Basic weighted average number of shares	8,889	8,222
Diluted income per share	$ 0.02	$ 0.16
Diluted weighted average number of shares	9,241	10,021

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)	Three Months Ended
	Mar 31, 2003	Mar 31, 2002
Operating activities:
Net income	$ 184	$ 1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	918	429
Amortization of capitalized development costs	134	171
Gain from sale of equity investment	(1,309)	(936)
Deferred taxes	14	--
Change in operating assets and liabilities:
Accounts receivable	8,026	4,504
Notes receivable-trade	278	(627)
Inventories	(715)	(125)
Prepaid expenses	(861)	(2,601)
Accounts payable and accrued expenses	(936)	(2,166)
Deferred revenue	(638)	5,674
Net cash provided by operating activities	5,095	5,912

Investing activities:
Purchases of property and equipment	(2,404)	(751)
Capitalized development costs	(306)	(433)
Proceeds from sale of equity investment	1,770	1,126
Acquisition, including investments recorded at cost	201	(905)
Net cash used in investing activities	(739)	(963)

Financing activities:
Stock issuance pursuant to stock plans	9	472
Cash dividends paid on Series B preferred stock	--	(892)
Payments on long-term debt and capital leases	(3,091)	(144)
Net cash used in financing activities	(3,082)	(564)

Effect of foreign exchange rate changes	147	293

Net increase in cash and cash equivalents	1,421	4,678

Cash and cash equivalents at beginning of period	1,861	6,987
Cash and cash equivalents at end of period	$ 3,282	$ 11,665

Non-cash activity:
Conversion of redeemable preferred stock	--	$ 8,971
Stock issued to Accenture LLP	--	$ 1,000

See accompanying notes.

Item 1. Financial Statements (continued)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of Significant Accounting Policies

Organization

Our discovery informatics (including: software products, post-sales support, and software consulting services) along with our discovery research (including: LeadQuestTM chemical compound screening libraries and discovery research collaborations) enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the hands-on understanding of the challenges facing pharmaceutical research scientists to deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds or aiding our partners' design of new chemical compounds that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research and development activities.

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis, and design. In building our discovery services and software consulting capabilities, we have focused on developing an integrated suite of offerings and on achieving disciplined financial goals intended to result in positive contributions to profitability and cash flows. Our business model is based on deriving recurring revenues from our discovery informatics and discovery research business, as well as on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a brief description of each area of our business:

- Discovery Informatics

- Software Products. Our SYBYL® and UNITY® software suites are the core of our discovery software offerings. These suites offer integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, agrochemical, biotechnology and related areas of research. We offer over fifty (50) software products for these research areas. Also included in the software products category are data integration and discovery management technologies such as MetaLayer™ and ChemCore™ . These technologies provide the informatics backbone to our customers' research process.

- Services. Through our collaborative software development and software consulting services, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our consultants and programmers integrate chemistry and biology data of disparate types and sources that cannot be effectively managed on our customer's existing information technology platforms.

- Discovery Research

- Products. Our Tripos Receptor Research laboratory, based in the United Kingdom, produces unique, high-purity, diverse chemical compounds libraries. All compounds offered for sale have a minimum purity level of 70% ensuring more reliable screening results for our customers.

- Services. We also offer compound design, synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We work with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets in which we obtain an ownership or economic interest in the products resulting from our research.

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, England, Germany, France, Canada and Australia, and through representatives around the remainder of the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Item 1. Financial Statements (continued)

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

Tripos updated its financial reporting format for the quarter ended March 31, 2003 to align revenues with its evolving business. We will report all software product revenue in the discovery software category, all support revenue in the support category, and all fees for software consulting services performed in the software consulting services category of net sales. In the past, our software consulting services category had included products, services and support specific to our once separate software consulting services and related technologies. In addition, our discovery software revenues had included collaborative software development activities that are now included in software consulting services given their fee for service nature. As a result of the operational consolidation of our discovery software and software consulting services businesses in 2002, this updated categorization best represents our current business activities. This realignment has no effect on operating or net income. Prior year results are also presented in a corresponding fashion for comparison purposes.

Stock-based Compensation

We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

Item 1. Financial Statements (continued)

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	2003	2002
Net income allocable to common shareholders as reported	$ 184	$ 1,552
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	299	588
Pro forma net income (loss) allocable to common shareholders	$ (115)	$ 964

Pro forma earnings (loss) per share:
Basic - as reported	$0.02	$0.19
Basic - pro forma	$(0.01)	$0.12

Diluted - as reported	$0.02	$0.16
Diluted - pro forma	$(0.01)	$0.11

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses, depreciation and the valuation of certain tax credits.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2003 and 2002 are as follows:

	2003	2002
Net income	$ 184	$ 1,552
Unrealized gain (loss) on marketable securities	596	(1,377)
Less: reclassification for gains included in net income	(1,309)	(580)
Foreign currency translation adjustments	(172)	680
Comprehensive income	$ (701)	$ 275

The components of accumulated other comprehensive income, net of related tax, at March 31, 2003 and December 31, 2002 are as follows:

	2003	2002
Foreign currency translation adjustments	$ 554	$ 726
Unrealized gain (loss) on marketable securities	3,185	3,898
Accumulated other comprehensive income	$ 3,739	$ 4,624

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002.

	2003	2002
Numerator:
Numerator for basic earnings per share-- net income allocable to common shareholders	$ 184	$ 1,552
Add back preferred dividends	--	37
Numerator for diluted earnings per share--net income	$ 184	$ 1,589

Denominator:
Denominator for basic earnings per share--weighted average shares	8,889	8,222
Effect of dilutive securities:
Employee stock options	352	1,544
Preferred shares	--	255
Denominator for diluted earnings per share--adjusted weighted average shares and assumed conversions	9,241	10,021
Basic income per share	$0.02	$0.19
Diluted income per share	$0.02	$0.16

For additional disclosures regarding earnings per share, see the notes to the Company's 2002 consolidated financial statements in its Form 10-K.

(5)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends. A reserve provision, whose rate escalates with the passage of time, is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Amounts for such contracts are shown separately below.

	Mar. 31, 2003	Dec. 31, 2002
Raw materials	$ 1,078	$ 1,050
Work in process	4,111	2,309
Finished goods	4,436	5,618
Reserve for obsolescence	(1,669)	(1,602)
Total inventory	$ 7,956	$ 7,375

Costs of discovery research projects included in Work in Process and Finished Goods	$ 3,685	$ 2,847

(6)     Series B Preferred Stock

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of these shares in a block trade with the assistance of a broker.

(7)     Significant Customers

During the first quarter of 2003, revenues from Pfizer, Inc. represented 45% of total net sales. For the same period in 2002, Pfizer represented 29% of total net sales. No other customers represented over 10% of total net sales in either period.

(8)     Software Capitalization

We capitalize software development costs under two conditions. First, software developed for the purpose of marketing to third parties is capitalized in accordance with Statement of Financial Accounting Standard No. 86 ("SFAS 86"), Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. For software developed for internal use, we have adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs for internal use software are amortized over the estimated useful life of the technology, typically three years, while costs of products developed for sale to third parties are amortized over the lesser of the estimated sales life of the product or three years.

(9)     Related Party Transaction

During 2001, we made a 30-month loan to a senior vice president in the amount of $175. The senior vice president left the company in November 2002 and is no longer affiliated with Tripos. As of March 31, 2003 $137 remained outstanding. We are taking actions to collect amounts that are currently in default. In the first quarter of 2003, however, we created a loss reserve for the entire outstanding amount of the loan. The loan is further described in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 1. Financial Statements (continued)

(10)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. As of March 31, 2003 there were no borrowings outstanding on the line of credit and a balance of $4,296 remaining on the mortgage. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The debt facilities also require us to meet certain financial covenants, including certain coverage ratios and a capitalization ratio. We have a credit commitment for a construction loan from LaSalle Bank's affiliate, ABN Amro Bank-London, to help fund our laboratory expansion in the U.K.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. The $6,000 revolving line of credit requires quarterly interest-only payments with any remaining balance due at maturity. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. As of March 31, 2003, no borrowings were outstanding on the revolving line of credit.

(11)     Long-term Investments

During 2001 and again in 2002, we made in-kind investments totaling $552 in Signase, Inc., a Texas-based biotechnology company that researches cancer therapeutics. Late in the first quarter of 2003, Signase advised its shareholders that it is yet to be successful in its attempt to obtain additional financing. As a result, we wrote off the remaining $150 of our investment in Signase, Inc. in the first quarter of 2003. We had recorded an initial write-down of $402 in the fourth quarter of 2002.

Also during 2001 and 2002, we invested in the TechAMP II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment represents approximately 2.2% of the total fund. We were advised in the first quarter of 2003 that the fund managers had reduced the carrying value of one of fund's investment targets by 50%. We reflected our pro-rata share, $51, of the write-down of that investment in our first quarter financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2002. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

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

We license software and support in the form of one to three-year renewable contracts for any of our over 50 software modules available for sale. The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users. Variations in licensing levels range from the low hundred-thousands up to several million dollars and therefore may be sufficient to impact the comparability of quarterly results.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, MetaLayerTM software, to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as services are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies such as our MetaLayerTM, ChemCoreTM and LithiumTM software. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars and therefore may be sufficient to effect quarterly comparisons.

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

Quarterly expenses include the costs of research and development for software development and new chemistry research. We believe that selling and marketing expenses, on a percent to net sales basis, will be consistent with 2002 levels. Additionally, we expect that administrative costs will be consistent with 2002 as a percent of sales, however, these expenses may rise in future periods as our company grows. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and staffing for selling, general and administrative functions.

In April 2002, we announced our intentions to expand our chemistry research facility in England. Our estimate of the total investment in new laboratories and equipment is $25 million less grant funding of approximately $5.3 million coming from the British central and regional governments over the coming two years. Over $7 million has been expended on this project through March 31, 2003. We remain on target to complete this project by early 2004 and within budget.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes and spending patterns, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

required to be recognized ratably over the life of the contract. See Note 1 of the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter. Thus, even short delays of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Our quarterly results will also be effected by the mix of revenue components. The variability of the timing of milestones, term, scope and magnitude of service-based contracts along with our ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

Results of Operations

Net sales for the first quarter of 2003 were $13,232 compared to $12,698 in 2002, an increase of 4%.

For the three months ended March 31, 2003, discovery software sales decreased 47% to $3,396. This decline was principally attributable to the recording of a large wide-area network license sale for the global implementation of all of our software products to Pfizer, Inc. in the first quarter of 2002.

Support revenues were up 8% to $2,189 for first quarter of 2003 from $2,025 for same period in 2002 reflecting the impact of higher software sales in prior years. Software consulting services revenues for the first three months declined 6% to $1,526 due to reduced levels of active contracts. Discovery research sales, including LeadQuest™ compound libraries, accounted for $6,085 in the first quarter of 2003 and $2,479 in the same period in 2002, an increase of 145%. This increase in Discovery research business was attributed to higher levels of production on the $100 million strategic compound design and synthesis contract with Pfizer (announced in January 2002), and other value-added chemistry research work for other customers. Hardware sales decreased by 73% from $134 in 2002 to $36 for the first quarter 2003.

Net sales for the Company's activities outside of North America represented approximately 79% for the first three months of 2003 compared to 46% for the same period in 2002. Net sales in Europe increased 113% for the first three months of 2003 compared to 2002 and accounted for 71% and 35% of net sales for the three-month periods, respectively. The increase in Europe for 2003 is principally related to progress on the Pfizer strategic compound design and synthesis contract. Net sales in the Pacific Rim, principally Japan, decreased 19% in 2003 compared to the first three months of 2002 and accounted for 9% and 11% of net sales for the respective periods. The 2003 decrease is related to lower discovery software revenues. Sales to existing customers represent 93% of total net sales for the three-month period ending March 31, 2003.

Cost of sales for the three-month period ending March 31, 2003 increased 66% compared to the same period in 2002. Cost of sales were $5,607 and $3,383 for the first quarter of 2003 and 2002, respectively. This change was due to higher sales of discovery research work, primarily from the Pfizer strategic compound design and synthesis contract. Cost of sales as a percent of net sales increased to 42% in 2003 from 27% for the same three-month period in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit margin percentage for the first quarter 2003 decreased to 58% from 73% of total net sales in the first quarter of 2002. The decrease in gross margin percent to net sales is a result of the higher mix of discovery research revenues in 2003 versus 2002.

Sales and marketing expenses decreased 13% to $3,406 from $3,907 for the first quarter of 2003 compared to 2002. Sales and marketing expenses as a percentage of net sales were 26% and 31% for the three-month periods in 2003 and 2002, respectively. The decrease in sales and marketing expenses and as a percent to sales was attributable to lower commission and travel expenses along with higher net sales. We are near full staffing in our sales and marketing organization and expect expenses, other than commissions, to stabilize in future periods of 2003.

Research and development expenses increased by 4% to $2,990 from $2,862 and represented 23% of net sales for both three-month periods in 2003 and 2002. The relative lack of increase in R&D expense reflects the higher percentage of staff assigned to revenue generating projects such as the discovery research project with Pfizer, software consulting and collaborative software development contracts.

General and administrative expenses increased 35% to $2,036 in 2003 from $1,511 for the first quarter of 2002, and represent 15% and 12% of net sales for the respective periods. Included in G&A expense for 2003 is a $265 increase in our reserve for bad debt to cover outstanding receivables from two biotech accounts along with our loan to a former senior executive. We continue to pursue collection efforts, however, we deem it prudent to reserve for the potential losses based on their respective financial situations. The remainder of the increase is attributable to additions to staff and public company expenses.

Other income increased 10% to $1,074 for the first quarter in 2003 from $976 for the comparable period in 2002. This change was due to a larger gain (larger by $382) on the sales of shares of Arena Pharmaceuticals during the first quarter of 2003 compared to 2002. Other income in 2003 was negatively impacted by the write-down of two investments in the period. We wrote off the balance of our investment ($150) in Signase, Inc. due to their difficulty in obtaining financing. Additionally, we recorded a write-down ($51) in proportion to our investment share of the TechAMP II Life Sciences fund due to the Fund's devaluation of one of its investment companies.

Income tax expense was $83 for the three-month period in 2003, which represents an effective tax rate of 31%. For 2002, income tax expense was $422, a 21% effective rate. The rate increase for 2003 reflects management's estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. during the current tax year ending December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2003 was $5,095 primarily due to net income of $184, that included a pre-tax gain of $1,309 from the sale of shares of Arena Pharmaceuticals common stock, and decreases in trade accounts receivable of $8,026 and notes receivable of $278 along with depreciation and amortization of $918 and $134 respectively, which were offset by a decrease in accounts payable and accrued expenses of $936, a decrease in deferred revenue of $638 and increases in prepaid expenses of $861 and inventory of $715. For the three-month period ending March 31, 2002, net cash provided by operations was $5,912 primarily due to net income of $1,589, that included a pre-tax gain of $936 from the sale of shares of Arena common stock, and decreases in trade accounts receivable of $4,504, an increase in deferred revenue of $5,674 along with depreciation and amortization of $429 and $171 respectively, which were offset by a decrease in accounts payable and accrued expenses of $2,166 along with increases in prepaid expenses of $2,601 and notes receivables of $627. The principal differences in cashflow from operations, year over year, are related to changes in net income, higher collections of accounts receivable, additional depreciation on equipment in our laboratory expansion, lower amounts of deferred costs for software consulting contracts and the recognition of revenue on contracts in which revenue was previously deferred.

Cash used for investing activities in 2003 was principally for capital expenditures of $2,404 which was partially offset by the proceeds from the sale of Arena shares. Cash used by investing activities during the first three months of 2002 were for property and equipment acquisitions ($751), net investments in Signase, Inc. ($500), A.M. Pappas's TechAMP II life sciences fund ($188), and capitalized development costs for our ChemCore™ technology ($433) that were partially offset by the $1,126 of gross proceeds from the sale of Arena shares.

For the first three-month period in 2003, the net cash used by financing activities was $3,082 consisting primarily of payments on debt. Cash used in financing activities in the 2002 period included the payment of accrued dividends upon the conversion of the Series B Preferred Stock by LION Bioscience ($892) and the reduction of outstanding debt ($144) offset by proceeds from the exercise of employee stock options of $472.

We believe that with our current working capital of $21,578, together with expected cash flows from operations, availability under our $6 million line-of-credit from LaSalle and ABN-Amro Banks, capital and operating leases along with other forms of financing and capital, if necessary, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the credit facilities available to us. Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our long-term objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, or fund participation in new therapeutic collaborations. In

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

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

          None

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) No reports on Form 8-K were required to be filed during the period from December 31, 2002 to March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	May 13, 2003	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 13, 2003	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer & Secretary

Date:	May 13, 2003	/s/ John D. Yingling
Vice President,
Chief Accounting Officer & Assistant Secretary

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

Date: May 13, 2003

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

Date: May 13, 2003

     /s/ B. James Rubin

     B. James Rubin
     Chief Financial Officer

EXHIBIT 99.1

Written Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Tripos, Inc. (the "Company"), each hereby certifies that, to his knowledge on the date hereof:

(a) the Quarterly Report on Form 10-Q of the Company for the Quarter Ended March 31, 2003 filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John P. McAlister

John P. McAlister

Chief Executive Officer

May 13, 2003

/s/ B. James Rubin

B. James Rubin

Chief Financial Officer

May 13, 2003