Form 10-Q
period 2003-06-30
TRIPOS INC
filed 2003-08-08
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 30, 2003: 8,987,093 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	June 30, 2003	Dec 31,2002
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 7,166	$ 1,861
Marketable Securities	2,723	8,440
Accounts receivable	19,560	26,726
Notes receivable from executives	--	137
Inventory	9,344	7,375
Prepaid expenses	1,319	1,224
Total current assets	40,112	45,763

Notes Receivable-trade	2,175	3,325
Property and equipment, less accumulated depreciation	22,376	20,373
Capitalized development costs, net	1,787	1,402
Goodwill, net of amortization	965	965
Investments recorded at cost	1,165	1,200
Deferred income taxes	--	135
Other, net	527	665
Total assets	$ 69,107	$ 73,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 2,038	$ 455
Accounts payable	2,618	1,128
Accrued expenses	3,952	6,400
Deferred revenue	7,089	8,803
Deferred income taxes	468	2,025
Total current liabilities	16,165	18,811

Long-term portion of capital leases	3,115	149
Long-term debt	4,024	7,233
Long-term deferred revenue	3,088	4,031
Deferred income taxes	483	--
Shareholders' equity :
Common stock	45	44
Additional paid-in capital	36,598	36,077
Retained earnings	3,665	2,859
Other comprehensive income	1,924	4,624
Total shareholders' equity	42,232	43,604

Total liabilities and shareholders' equity	$ 69,107	$ 73,828

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Six Months Ended
	6-30-2003	6-30-2002	6-30-2003	6-30-2002
Net sales:
Discovery software	$ 2,180	$ 2,343	$ 5,571	$ 8,657
Support	2,168	2,045	4,357	4,070
Software consulting services	876	1,686	2,407	3,436
Discovery research	6,866	4,736	12,951	7,212
Hardware	477	254	513	387
Total net sales	12,567	11,064	25,799	23,762

Cost of sales	6,357	5,134	11,964	8,517
Gross margin	6,210	5,930	13,835	15,245

Operating expenses:
Sales and marketing	3,621	4,407	7,027	8,314
Research and development	3,885	2,655	6,875	5,517
General and administrative	1,796	1,640	3,832	3,151
Total operating expenses	9,302	8,702	17,734	16,982

Income (loss) from operations	(3,092)	(2,772)	(3,899)	(1,737)

Other income, net	4,126	1,149	5,200	2,125
Income (loss) before income taxes and preferred dividends	1,034	(1,623)	1,301	388

Income tax expense (benefit)	411	(341)	494	81
Net income (loss)	623	(1,282)	807	307

Preferred dividends	--	--	--	37
Net income (loss) allocable to common shareholders	$ 623	$(1,282)	$ 807	$270

Basic income (loss) per share	$ 0.07	$ (0.15)	$ 0.09	$ 0.03
Basic weighted average number of shares	8,921	8,658	8,907	8,440
Diluted income (loss) per share	$ 0.07	$ (0.15)	$ 0.09	$ 0.03
Diluted weighted average number of shares	9,216	8,658	9,228	9,857

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Six Months Ended
	06-30-2003	06-30-2002
Operating activities:
Net income (loss)	$ 807	$ 307
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,443	620
Amortization of capitalized development costs & intangibles	232	352
Gain from sale of equity investment	(4,579)	(1,817)

Change in operating assets and liabilities:
Accounts receivable	7,959	7,086
Notes receivable-trade	1,219	(964)
Inventories	(1,660)	(310)
Prepaid expenses and other current assets	(49)	(1,633)
Accounts payable and accrued expenses	(1,710)	(3,279)
Deferred taxes	508	--
Deferred revenue	(2,912)	2,888
Net cash provided by operating activities	1,258	3,250

Investing activities:
Purchases of property and equipment	(2,942)	(1,243)
Capitalized development costs	(488)	(770)
Proceeds from sale of equity investment	6,080	2,237
Acquisition, including investment in unconsolidated affiliates	35	(835)
Net cash provided by (used) in investing activities	2,685	(611)

Financing activities:
Stock issuance pursuant to stock plans	522	1,587
Issuance of long-term debt and capital leases	4,913
Dividends paid on Series B preferred stock	--	(892)
Payments on long-term debt and capital leases	(4,040)	(413)
Net cash provided by financing activities	1,395	282

Effect of foreign exchange rate changes on cash and cash equivalents	(33)	551

Net increase in cash and cash equivalents	5,305	3,472

Cash and cash equivalents at beginning of period	1,861	6,987
Cash and cash equivalents at end of period	$ 7,166	$ 10,459

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

    Discovery Informatics

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

    Discovery Research

Our Tripos Receptor Research laboratory, based in the United Kingdom, utilizes Tripos' discovery informatics products along with our proprietary technologies, such as ChemSpaceTM, in all of its discovery research activities.

    Products. Tripos Receptor Research produces unique, high-purity, diverse chemical compound libraries. All compounds offered for sale have a minimum purity level of 70% ensuring more reliable screening results for our customers.

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

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, Germany and Australia, and through representatives around the remainder of the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Within Discovery Informatics we report all software product license revenue in the Discovery Software category. All support revenue, which includes upgrades, "help-desk" and maintenance, is shown in the Support category. Fees for custom informatics or data management solutions and scientific software development collaborations are reported in the Software Consulting Services category of net sales. Our Discovery Research revenues include sales of our LeadQuest chemical compounds along with sales of chemistry design, synthesis and lead optimization activities.

Stock-based Compensation

We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share for the three- and six-months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	6-30-2003	6-30-2002	6-30-2003	6-30-2002
Net income (loss) allocable to common shareholders as reported	$ 623	$(1,282)	$ 807	$ 270
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	588	561	1,176
Pro forma net income (loss) allocable to common shareholders	$ 361	$(1,870)	$ 246	$(906)

Pro forma earnings (loss) per share:
Basic - as reported	$ 0.07	$(0.15)	$ 0.09	$ 0.03
Basic - pro forma	$ 0.04	$(0.22)	$ 0.03	$(0.11)

Diluted - as reported	$ 0.07	$(0.15)	$ 0.09	$ 0.03
Diluted - pro forma	$ 0.04	$(0.22)	$ 0.03	$(0.11)

Item 1. Financial Statements (continued)

 (2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses, depreciation and the valuation of certain tax credits. The effective tax rate for 2003 of 38% reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2003.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2003 and 2002 are as follows:

	Three-month Period		Six-month Period
	6-30-2003	6-30-2002	6-30-2003	6-30-2002
Net income (loss)	$ 623	$ (1,282)	$ 807	$ 307
Unrealized gain (loss) on marketable securities	--	99	596	(1,278)
Less: reclassification for gains included in net income	(1,923)	(552)	(3,232)	(1,132)
Foreign currency translation adjustments	108	129	(64)	809
Comprehensive income (loss)	$ (1,192)	$ (1,606)	$(1,893)	$(1,294)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2003 and December 31, 2002 are as follows:

	6-30-2003	12-31-2002
Foreign currency translation adjustments	$ 662	$ 726
Unrealized gain on marketable securities	1,262	3,898
Accumulated other comprehensive income	$ 1,924	$ 4,624

Item 1. Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters and year-to-date periods ended June 30, 2003 and 2002.

	Three-month Period		Six-month Period
	6-30-2003	6-30-2002	6-30-2003	6-30-2002
Numerator:
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ 623	$ (1,282)	$ 807	$ 270
Add back preferred dividends (Note A)	--	--	--	--
Numerator for diluted earnings per share--net income (loss)	$ 623	$ (1,282)	$ 807	$ 270

Denominator:
Denominator for basic earnings per share--weighted average shares	8,921	8,658	8,907	8,440
Effect of dilutive securities:
Employee stock options (Note B)	295	--	321	1,417
Preferred shares (Note A)	--	--	--	--
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	9,216	8,658	9,228	9,857
Basic income per share	$ 0.07	$(0.15)	$ 0.09	$ 0.03
Diluted income per share	$ 0.07	$(0.15)	$ 0.09	$ 0.03

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

(5)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends. A reserve provision made for each library of compounds based on their individual potential obsolescence rate. If there is, in our opinion, a significant adverse deviation in

Item 1. Financial Statements (continued)

sales trends for a specific compound collection or library, an additional reserve provision is taken. Raw materials include the cost of purchased starting materials (reagents) and solvents. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Amounts for such contracts are shown separately below.

	6-30-2003	12-31-2002
Raw materials	$ 1,306	$ 1,050
Work in process	5,257	2,309
Finished goods	4,692	5,618
Reserve for obsolescence	(1,911)	(1,602)
Total inventory	$ 9,344	$ 7,375

Costs of discovery research or custom synthesis projects included in Work in Process and Finished Goods	$ 4,760	$ 2,847

(6)     Series B Preferred Stock

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of these shares in a block trade with the assistance of a broker.

(7)     Significant Customers

During the second quarter of 2003, revenues from Pfizer, Inc. represented 53% of total net sales. For the same period in 2002, Pfizer represented 40% of total net sales. No other customers represented over 10% of total net sales in either period. In the first quarter of 2002 we announced three separate contracts with Pfizer for multi-year worldwide licenses to our discovery software products, for a multi-year collaborative software development project around our Lithium™ technology and a $100 million four-year discovery research services project to design and synthesize exclusive compound libraries. We are in the second year of work on both the Lithium™ software development project and the $100 million four-year discovery research services project. For additional information on the Pfizer design and synthesis contract, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Net sales.

(8)     Software Capitalization

We capitalize software development costs under two conditions. First, software developed for the purpose of marketing to third parties is capitalized in accordance with Statement of Financial Accounting Standard No. 86 ("SFAS 86"), Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. For software developed for internal use, we have adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs for internal use software are amortized over the estimated useful life of the technology, typically three years, while costs of products developed for sale to third parties are amortized over the lesser of the estimated sales life of the product or three years from market release.

Item 1. Financial Statements (continued)

(9)     Related Party Transaction

During 2001, we made a 30-month loan to a senior vice president in the amount of $175. The loan is further described in our proxy statement for the 2003 Annual Meeting of Shareholders. The senior vice president left the company in November 2002 and is no longer affiliated with Tripos. As of June 30, 2003 $137 remained outstanding. We are taking actions to collect amounts that are currently in default. In the first quarter of 2003 we created a loss reserve for the entire outstanding amount of the loan.

(10)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. As of June 30, 2003 there were no borrowings outstanding on the line of credit and a balance of $4,241 remaining on the mortgage. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The debt facilities also require us to meet certain financial covenants, including certain coverage ratios and a capitalization ratio. We have a construction loan facility from LaSalle Bank's affiliate, ABN Amro Bank-London, to help fund our laboratory expansion in the U.K. As of June 30, 2003, the Company had not drawn funds under the construction loan facility.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. The $6,000 revolving line of credit and the construction loan require quarterly interest-only payments with any remaining balances due at maturity. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit and the construction loan bear interest at variable rates tied to LIBOR or the bank's prime rate.

(11)     Long-term Investments

During 2001 and again in 2002, we made in-kind investments totaling $552 in Signase, Inc., a Texas-based biotechnology company that researches cancer therapeutics. Late in the first quarter of 2003, Signase advised its shareholders that it had yet to be successful in its attempt to obtain additional financing. As a result, we wrote off the remaining $150 of our investment in Signase, Inc. in the first quarter of 2003. We had recorded an initial write-down of $402 in the fourth quarter of 2002. As of June 30, 2003, Signase was continuing to seek additional financing.

Also during 2001 and 2002, we invested in the TechAMP II fund administered by A.M. Pappas. The fund was renamed the A.M. Pappas Life Science Ventures II in during 2002. This fund invests in new and developing companies in the life science sector. Our investment represents approximately 2.2% of the total fund. We were advised in the first quarter of 2003 that the fund managers had reduced the carrying value of one of the fund's investment targets by 50%. We reflected our pro-rata share, $51, of the write-down of that investment in our first quarter financial results. During the second quarter of 2003, we were advised by the fund managers that further write-downs were in order as one target company would be liquidated with cash being returned to the investors while a second would be sold with minimal value recouped. Our pro-rata share of these write-downs was $59 and was recorded in our 2003 second quarter results.

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

Overview

We are a leading provider of discovery chemistry, integrated discovery software products, software consulting services, and discovery research services to the pharmaceutical, biotechnology, agrochemical, and other life sciences industries. We combine information technology and scientific research to optimize and accelerate molecular research for the discovery of new products by our customers. Our products include proprietary discovery software tools to manage, analyze and share biological and chemical information; systems integration along with other software consulting services; diverse chemical libraries; collaborative and contract research for the discovery, synthesis, characterization and optimization of new chemical compounds that are active in biological systems.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as services are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies such as our MetaLayerTM, ChemCoreTM and LITHIUM® software. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars and therefore may be sufficient to effect quarterly comparisons.

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

Quarterly expenses include the costs of research and development for software development and new chemistry research. These expenses along with selling, marketing and general administrative expenses may rise in future periods as our company grows. Variability in quarterly expenses primarily occurs in relation to the level of revenues for sales compensation, bonuses and staffing for selling, general and administrative functions plus infrastructure growth related to our Tripos Receptor Research laboratory expansion.

In April 2002, we announced our intentions to expand our chemistry research facility in England. Our estimate of the total investment in new laboratories and equipment is $26 million less grant funding of approximately $6 million coming from the British central and regional governments over the coming two years. Over $11 million has been expended on this project through June 30, 2003. We remain on target to complete this project by early 2004 and within budget.

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

Results of Operations

Net sales for the second quarter of 2003 were $12,567 compared to $11,064 in 2002, an increase of 14%. For the sixth-months ended June 30, 2003, total net sales were $25,799 compared to $23,762 for the same period in 2002 which was an increase of 9%.

For the three months ended June 30, 2003, discovery software and support sales decreased 1% to $4,348 from $4,388 for same period in 2002. For the six months year-to-date, the combination of discovery software license and support revenues decreased 22% to $9,928 from $12,727 in 2002. This decrease was primarily attributable to the recording of a large wide-area network license sale in the first quarter of 2002 for the global implementation of our full software suite at Pfizer, Inc. Software consulting services revenues for the second quarter declined 48% to $876. For the six-months ended June 30, 2003, software consulting services decreased 30% to $2,407 compared to $3,436 for the same period in 2002. This decrease is due to reduced levels of active contracts. Discovery research sales, including LeadQuest™ compound libraries, accounted for $6,866 in the second quarter of 2003 and $4,736 in the same period in 2002, an increase of 45%. Year-to-date these revenues increased 80% to $12,951 from $7,212 in 2002. This increase in Discovery research business was attributed to higher levels of production on the four-year, $100 million strategic compound design and synthesis contract with Pfizer (initiated in January 2002), and value-added chemistry research work for other customers. Hardware sales increased by 88% to $477 for the second quarter 2003 from $254 in 2002 and increased 33% to $513 for the six-month period ended June 30, 2003 compared to $387 for the same period in 2002. These increases in hardware sales are attributable to a few large orders in the 2003 periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As previously disclosed, in January 2002, we entered into a strategic collaboration with Pfizer to design, synthesize and purify chemical compounds. Pfizer has the right, commencing on July 1, 2003, to terminate this contract on six months' prior written notice. To date, Pfizer has not exercised its right to terminate. We cannot predict whether Pfizer will exercise this termination right in the future, or whether any termination, were it to occur, would have a material adverse effect on our financial condition or results of operations.

Net sales for the Company's activities outside of North America represented approximately 78% for both the three and six-month periods ending June 30, 2003 compared to 72% and 58% for the same periods in 2002, respectively. Net sales in Europe increased 30% and 62% for the three and six-month period ending June 30, 2003, and accounted for 73% and 72% of total sales, respectively. This increase was principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our European operations. Net sales in the Pacific Rim decreased by 36% and by 26% for the three and six-month periods ending June 30, 2003 compared to the same periods in 2002. The Pacific Rim sales accounted for 5% and 7% of net sales for three and six-month periods in 2003, respectively. The 2003 decrease is related to lower discovery software revenues in the region. Sales to existing customers represented 95% of total net sales for the six-month period ending June 30, 2003.

Cost of sales for the three-month period ending June 30, 2003 increased 24% to $6,357 compared to $5,134 for the same period in 2002. For the six-month period ending June 30, 2003, cost of sales increased 40% to $11,964 compared to $8,517 in 2002. The increases in 2003 were due to significantly increased sales of higher cost discovery research work, primarily from the Pfizer strategic compound design and synthesis contract. Cost of sales as a percent of net sales was 51% and 46% for the three-month periods in 2003 and 2002, respectively. For the six-month period in 2003, cost of sales was 46% of net sales and 36% for the same period in 2002.

Gross profit margin for the second quarter 2003 declined to 49% of total net sales versus 54% in the second quarter of 2002. For the six-months year-to-date, gross margin percentage decreased to 54% in 2003 compared to 64% in 2002. The decrease in gross margin percent to net sales is a result of the shift in the mix of higher-margin discovery software sales and lower-margin discovery research revenues. In addition, gross profit in the second quarter of 2003 was adversely impacted by the further weakening of the U.S. dollar against the British Pound Sterling as most of our Discovery Research activities are performed in Cornwall, England. A substantial portion of this impact was offset by hedging gains reflected in Other Income.

Sales and marketing expenses decreased 18% to $3,621 from $4,407 for the second quarter of 2003 and 15% to $7,027 from $8,314 for the six-month period ending June 30, 2003 compared to the same periods in 2002. Sales and marketing expenses as a percentage of net sales were 29% and 40% for the three-month periods and 27% and 35% for the six-month periods in 2003 and 2002, respectively. The decrease in sales and marketing spending and their percent to net sales was attributable to lower salary, commission and advertising expenses along with overall higher net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenses increased by 46% to $3,885 from $2,655 and represented 31% and 24% of net sales for the three-month periods in 2003 and 2002, respectively. For the six-month periods in 2003 research and development expenses increased by 25% to $6,875 compared to $5,517 for the same period in 2002 and represented 27% and 23% of net sales, respectively. The increase is attributable to the incremental costs to support our UK laboratory operations and expansion.

General and administrative expenses increased 10% to $1,796 from $1,640 for the second quarter of 2003, and represent 14% and 15% of net sales for the respective periods. Year-to-date general and administrative expenses increased 22% to $3,832 compared to $3,151 in the previous year. The increase in expense for the second quarter is principally attributable to additions to staff at our UK laboratory and significantly higher corporate insurance premiums. These items coupled with our first quarter 2003 bad debt provision (to cover outstanding receivables from two biotech accounts along with our loan to a former senior executive) were responsible for the year-to-date increase in G&A expense.

Other income increased 259% to $4,126 for the second quarter in 2003 and 145% to $5,200 year-to-date compared to the same periods in 2002. This change was due to higher sales of shares of Arena Pharmaceuticals during the second quarter and first six months of 2003 compared to 2002. We sold 273 and 112 shares in the second quarter of 2003 and 2002, respectively. For the first six-months, we sold 616 and 138 in 2003 and 2002, respectively. As of June 30, 2003, 408 shares remain on-hand. Other income for the second quarter of 2003 also included a gain on the mark-to-market of hedge instruments used to protect against foreign currency exchange exposures on the $100 million Pfizer compound design and synthesis contract. We hedge portions of this contract as we are paid in U.S. dollars while costs incurred at our laboratory are in British Pounds.

Income tax expense was $494 for the six-month period ending June 30, 2003, which represents an effective tax rate of 38%. For 2002, income tax expense was $81, a 21% effective rate. The rate increase for 2003 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2003.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2003 was $1,258 arising from net income of $807, that included a pre-tax gain of $4,579 from the sale of shares of Arena Pharmaceuticals common stock, and decreases in trade accounts receivable of $7,959 and notes receivable of $1,219 along with depreciation and amortization of $1,443 and $232 respectively, which were offset by a decrease in accounts payable and accrued expenses of $1,710, a decrease in deferred revenue of $2,912 and increases in inventory of $1,660. For the six-month period ending June 30, 2002, net cash provided by operations was $3,250 primarily due to net income of $307, that included a pre-tax gain of $1,817 from the sale of shares of Arena common stock, and decreases in trade accounts receivable of $7,086, an increase in deferred revenue of $2,888 along with depreciation and amortization of $620 and $352 respectively, which were offset by a decrease in accounts payable and accrued expenses of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$3,279 along with increases in prepaid expenses of $1,633 and notes receivables of $964. The principal differences in cashflow from operations, year over year, are related to changes in net income, higher collections of accounts receivable, additional depreciation on equipment in our laboratory expansion, additional inventory produced for our $100 million compound contract with Pfizer, lower amounts of deferred costs for software consulting contracts and the recognition of revenue on contracts in which revenue was previously deferred.

Cash provided by investing activities in 2003 was $2,685 generated principally from the proceeds of the sale of Arena shares of $6,080 which also funded acquisitions of capital expenditures of ($2,942). Cash used by investing activities during 2002 were for property and equipment acquisitions ($1,243), net investments in Signase, Inc. ($500), A.M. Pappas's TechAMP II life sciences fund ($335), and capitalized development costs for our ChemCore™ technology ($770) that were partially offset by the $2,237 of gross proceeds from the sale of Arena shares.

For the first six-month period in 2003, the net cash provided by financing activities was $1,395 consisting of capital lease arrangements totaling $4,913 and proceeds from the issuance of shares under our employee stock purchase plan of $522 offset by payments on long-term debt and capital leases of ($4,040). Cash provided by financing activities in the 2002 period included the payment of accrued dividends upon the conversion of the Series B Preferred Stock by LION Bioscience ($892) and the reduction of outstanding debt ($413) offset by proceeds from the exercise of employee stock options and issuance of shares from our employee stock purchase plan of $1,587.

We believe that with our current working capital of $23,947, together with expected cash flows from operations, availability under our $6 million line-of-credit from LaSalle, a $2.5 million construction loan facility at ABN-Amro Bank-London, capital and operating leases along with other forms of financing and capital, if necessary, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the credit facilities available to us. Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our long-term objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, or fund participation in new therapeutic collaborations. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

Item 4. Controls and Procedures

(a)   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective.

(b)   During the quarterly period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          On or about July 24, 2003, the Company and two of its executive officers were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The class action suit alleges that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 2.     Changes in Securities

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 7, 2003:

Part II Other Information (continued)

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	7,889,480	141,963
Alfred Alberts	7,888,184	143,259
Stewart Carrell	7,884,687	146,756
John P. McAlister	7,952,606	78,837
Gary Meredith	7,883,151	148,292
Ferid Murad	5,143,948	2,887,495

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) No reports on Form 8-K were required to be filed during the period from April 1, 2003 to June 30, 2003.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	August 8, 2003	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 8, 2003	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	August 8, 2003	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary