Form 10-Q
period 2003-09-30
TRIPOS INC
filed 2003-11-13
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of September 30, 2003: 8,991,443 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	Sep 30, 2003	Dec 31,2002
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 4,224	$ 1,861
Marketable Securities	1,620	8,440
Accounts receivable	19,056	26,726
Notes receivable from executives	--	137
Inventory	10,629	7,375
Prepaid expenses	2,094	1,224
Total current assets	37,623	45,763

Notes Receivable-trade	2,896	3,325
Property and equipment, less accumulated depreciation	25,274	20,373
Capitalized development costs, net	2,070	1,402
Goodwill, net of amortization	965	965
Investments recorded at cost	1,352	1,200
Deferred income taxes	--	135
Other, net	460	665
Total assets	$ 70,640	$ 73,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 1,969	$ 455
Accounts payable	2,163	1,128
Accrued expenses	5,660	6,400
Deferred revenue	6,022	8,803
Deferred income taxes	964	2,025
Total current liabilities	16,778	18,811

Long-term portion of capital leases	2,735	149
Long-term debt	7,419	7,233
Long-term deferred revenue	2,667	4,031
Shareholders' equity :
Common stock	45	44
Additional paid-in capital	36,620	36,077
Retained earnings	3,258	2,859
Other comprehensive income	1,118	4,624
Total shareholders' equity	41,041	43,604

Total liabilities and shareholders' equity	$ 70,640	$ 73,828

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	9-30-2003	9-30-2002	9-30-2003	9-30-2002
Net sales:
Discovery software	$ 2,363	$ 2,024	$ 7,934	$ 10,925
Support	2,162	2,065	6,519	6,135
Software consulting services	686	1,379	3,093	4,571
Discovery research	7,154	5,290	20,105	12,502
Hardware	115	367	628	754
Total net sales	12,480	11,125	38,279	34,887

Cost of sales	5,856	4,660	17,820	13,177
Gross margin	6,624	6,465	20,459	21,710

Operating expenses:
Sales and marketing	3,448	3,879	10,475	12,193
Research and development	3,420	2,376	10,295	7,893
General and administrative	1,815	1,773	5,647	4,924
Total operating expenses	8,683	8,028	26,417	25,010

Loss from operations	(2,059)	(1,563)	(5,958)	(3,300)

Other income, net	2,658	578	7,858	2,703
Income (loss) before income taxes and preferred dividends	599	(985)	1,900	(597)

Income tax expense (benefit)	1,007	(207)	1,501	(126)
Net (loss) income	(408)	(778)	399	(471)

Preferred dividends	--	--	--	37
Net (loss) income allocable to common shareholders	$ (408)	$(778)	$ 399	$ (508)

Basic (loss) income per share	$ (0.05)	$ (0.09)	$ 0.04	$ (0.06)
Basic weighted average number of shares	8,988	8,772	8,934	8,552
Diluted (loss) income per share	$ (0.05)	$ (0.09)	$ 0.04	$ (0.06)
Diluted weighted average number of shares	8,988	8,772	9,310	8,552

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine Months Ended
	09-30-2003	09-30-2002
Operating activities:
Net income (loss)	$ 399	$ (471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	2,194	1,160
Amortization of capitalized development costs & intangibles	336	553
Appreciation in foreign currency hedge instruments	(676)	--
Gain from sale of equity investment	(6,101)	(2,409)

Change in operating assets and liabilities:
Accounts receivable	8,585	7,506
Notes receivable-trade	547	195
Inventories	(2,822)	(784)
Prepaid expenses and other current assets	(765)	(999)
Accounts payable and accrued expenses	(785)	(6,093)
Deferred taxes	1,443	--
Deferred revenue	(4,449)	876
Net cash used in operating activities	(2,094)	(466)

Investing activities:
Purchases of property and equipment	(6,301)	(3,456)
Capitalized development costs	(810)	(1,131)
Proceeds from sale of equity investment	8,071	3,051
Acquisition, including investment in unconsolidated affiliates	(154)	(963)
Net cash provided by (used in) investing activities	806	(2,499)

Financing activities:
Stock issuance pursuant to stock plans	543	1,782
Issuance of long-term debt and capital leases	8,363	--
Dividends paid on Series B preferred stock	--	(892)
Payments on long-term debt and capital leases	(4,424)	(1,035)
Net cash provided by (used in) financing activities	4,482	(145)

Effect of foreign exchange rate changes on cash and cash equivalents	(831)	351

Net increase (decrease) in cash and cash equivalents	2,363	(2,759)

Cash and cash equivalents at beginning of period	1,861	6,987
Cash and cash equivalents at end of period	$ 4,224	$ 4,228

See accompanying notes.

Item 1. Financial Statements (continued)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of Significant Accounting Policies

Organization

Our discovery informatics (including: software products, post-sales support, and software consulting services) along with our discovery research (including: LeadQuest® chemical compound screening libraries and discovery research collaborations) enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the hands-on understanding of the challenges facing pharmaceutical research scientists to deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds or aiding our partners' design of new chemical compounds that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research and development activities.

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

    Services. Through our collaborative software development and software consulting services, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in structure-based genomics, proteomics, chemistry, and biology. Our consultants and programmers integrate chemistry and biology data of disparate types and sources that cannot be effectively managed on our customer's existing information technology platforms.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Revenue Recognition

We recognize revenue from software licenses in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and its update, SOP 98-4, upon product delivery, customer acceptance with all obligations fulfilled at the date of delivery, and determination that collectibility of the sale proceeds is probable. We recognize revenue from software support contracts ratably over the term of the contract, typically one to three years. In software arrangements that include rights to multiple software products, specified upgrades, software support services and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined by vendor-specific objective evidence. Revenue from chemical compound sales is recognized upon delivery of the product. Hardware revenues are recognized upon shipment of the product from our vendor to the customer.

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

The following table illustrates the effect on net income and earnings per share for the three- and nine-months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	9-30-2003	9-30-2002	9-30-2003	9-30-2002
Net (loss) income allocable to common shareholders as reported	$ (408)	$ (778)	$ 399	$ (508)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(821)	1,198	(1,382)	1,687
Pro forma net (loss) income allocable to common shareholders	$ (1,229)	$ (1,976)	$ (983)	$ (2,195)

Pro forma (loss) earnings per share:
Basic - as reported	$ (0.05)	$ (0.09)	$ 0.04	$ (0.06)
Basic - pro forma	$ (0.14)	$ (0.24)	$ (0.11)	$ (0.24)

Diluted - as reported	$ (0.05)	$ (0.09)	$ 0.04	$ (0.06)
Diluted - pro forma	$ (0.14)	$ (0.24)	$ (0.11)	$ (0.24)

Item 1. Financial Statements (continued)

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses, depreciation and the valuation of certain tax credits. The effective tax rate for 2003 of 79% reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2003. In the third quarter of 2003, net income was reduced by our establishment of a $774 valuation allowance for certain deferred tax assets created by current and prior net operating losses. This non-cash charge may result in a lower effective tax rate in future periods upon the recognition of income in the jurisdictions where the deferred tax assets were created. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability in the related jurisdictions.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows:

	Three-month Period		Nine-month Period
	9-30-2003	9-30-2002	9-30-2003	9-30-2002
Net (loss) income	$ (408)	$ (778)	$ 399	$ (471)
Unrealized gain (loss) on marketable securities	44	(1,392)	640	(2,374)
Less: reclassification for gains included in net income	(860)	(468)	(4,092)	(1,896)
Foreign currency translation adjustments	10	108	(54)	917
Comprehensive (loss)	$ (1,214)	$ (2,530)	$(3,107)	$(3,824)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2003 and December 31, 2002 are as follows:

	9-30-2003	12-31-2002
Foreign currency translation adjustments	$ 672	$ 726
Unrealized gain on marketable securities	446	3,898
Accumulated other comprehensive income	$ 1,118	$ 4,624

Item 1. Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters and year-to-date periods ended September 30, 2003 and 2002.

	Three-month Period		Nine-month Period
	9-30-2003	9-30-2002	9-30-2003	9-30-2002
Numerator:
Numerator for basic earnings per share-- net (loss) income allocable to common shareholders	$ (408)	$ (778)	$ 399	$ (508)
Add back preferred dividends (Note A)	--	--	--	--
Numerator for diluted earnings per share--net (loss) income	$ (408)	$ (778)	$ 399	$ (508)

Denominator:
Denominator for basic earnings per share--weighted average shares	8,988	8,772	8,934	8,552
Effect of dilutive securities:
Employee stock options (Note B)	--	--	376	--
Preferred shares (Note A)	--	--	--	--
Denominator for diluted earnings per share-- adjusted weighted average shares and assumed conversions	8,988	8,772	9,310	8,552
Basic (loss) income per share	$ (0.05)	$(0.09)	$ 0.04	$ (0.06)
Diluted (loss) income per share	$ (0.05)	$(0.09)	$ 0.04	$ (0.06)

Note A: For the three- and nine-month periods in 2002, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: For the three-month and nine-month periods in 2002 and the three-month period in 2003, weighted average shares outstanding did not include the effect of employee stock options as their inclusion would have been anti-dilutive.

For additional disclosures regarding earnings per share, see the notes to the Company's 2002 consolidated financial statements in its Form 10-K.

(5)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and

Item 1. Financial Statements (continued)

cumulative sales trends. A reserve provision is made as a component of cost of sales for each library of compounds based on their individual potential obsolescence rate (including contaminated or unsold items). If there is, in our opinion, a specific compound collection or library that is not marketable, an additional reserve provision is taken. Excess costs and costs of unsuccessful library development are expensed as identified through R&D. Raw materials include the cost of purchased starting materials (reagents) and solvents. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Amounts for such contracts are shown separately below.

	9-30-2003	12-31-2002
Raw materials	$ 1,460	$ 1,050
Work in process	6,407	2,309
Finished goods	4,842	5,618
Reserve for obsolescence	(2,080)	(1,602)
Total inventory	$ 10,629	$ 7,375

Costs of discovery research or custom synthesis projects included in Work in Process and Finished Goods	$ 6,257	$ 2,847

(6)     Series B Preferred Stock

On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of these shares in a block trade with the assistance of a broker.

(7)     Significant Customers

During the third quarter of 2003, revenues from Pfizer, Inc. represented 55% of total net sales. For the same period in 2002, Pfizer represented 43% of total net sales. No other customers represented over 10% of total net sales in either period. In the first quarter of 2002 we announced three separate contracts with Pfizer for multi-year worldwide licenses to our discovery software products, for a multi-year collaborative software development project around our Lithium™ technology and a $100 million four-year discovery research services project to design and synthesize exclusive compound libraries. We are in the second year of work on both the Lithium™ software development project and the $100 million four-year discovery research services project. For additional information on the Pfizer design and synthesis contract, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Net sales.

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

Item 1. Financial Statements (continued)

costs for internal use software are amortized over the estimated useful life of the technology, typically three years, while costs of products developed for sale to third parties are amortized over the lesser of the estimated sales life of the product or three years from market release.

(9)     Related Party Transaction

During 2001, we made a 30-month loan to a senior vice president in the amount of $175. The loan is further described in our proxy statement for the 2003 Annual Meeting of Shareholders. The senior vice president resigned from the Company in November 2002. As of September 30, 2003 $137 remained outstanding. We continue to take actions to collect amounts that are currently in default. In the first quarter of 2003 we created a loss reserve for the entire outstanding amount due to our assessment of the collectibility of this loan.

(10)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. As of September 30, 2003, $3,450 was outstanding on the line of credit and a balance of $4,187 remaining on the mortgage. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The debt facilities also require us to meet certain financial covenants, including certain coverage ratios and a capitalization ratio. In addition, we have a construction loan facility from LaSalle Bank's affiliate, ABN Amro Bank-London, to help fund our laboratory expansion in the U.K. As of September 30, 2003, the Company had not drawn funds under the construction loan facility.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. Interest rates paid by the Company on the mortgage since the expiration of the swap agreement have averaged just over 3.4%. The $6,000 revolving line of credit and the construction loan require quarterly interest-only payments with any remaining balances due at maturity. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit and the construction loan bear interest at variable rates tied to LIBOR or the bank's prime rate. The interest rate paid for borrowings during the third quarter of 2003 was 4.0%.

In October 2003, we entered into a $4,000 temporary line of credit with LaSalle Bank. This facility makes additional financing available until mid-February 2004, should it be needed to fund completion of the Company's chemistry laboratory in Cornwall, England. The incremental line of credit carries a commitment fee of 1/2% of the unused portion of the line. Borrowings under the temporary line of credit would bear interest at variable rates tied to LIBOR or the bank's prime rate.

Item 1. Financial Statements (continued)

(11)     Long-term Investments

During 2001 and again in 2002, we made in-kind investments totaling $552 in Signase, Inc., a Texas-based biotechnology company that researches cancer therapeutics. We recorded an initial write-down of $402 in the fourth quarter of 2002. Late in the first quarter of 2003, Signase advised its shareholders that it had yet to be successful in its attempt to obtain additional financing. As a result, we wrote off the remaining $150 of our investment in the first quarter of 2003. As of September 30, 2003, Signase was seeking shareholder approval to sell the company's assets. We are unable to predict whether the sale will occur or will result in proceeds to Tripos.

Also during 2001 and 2002, we invested in the TechAMP II fund administered by A.M. Pappas. The fund was renamed the A.M. Pappas Life Science Ventures II in during 2002. This fund invests in new and developing companies in the life science sector. Our investment represents approximately 2.2% of the total capital of the fund. The fund's accounting policies require it to record impairments in its assets in accordance with generally accepted accounting principles; in turn, we are required to recognize our pro-rata share of such impairments. In the first quarter of 2003, the fund managers reduced the carrying value of one of the fund's investment targets by 50%. We reflected our pro-rata share, $51, of the write-down of that investment in our first quarter financial results. In the second quarter of 2003, the fund managers determined that this investment required a further write-down to its liquidation value. Additionally, the fund managers determined that a second investment was impaired and we recorded our pro-rata share of the full write-down. Our pro-rata share of these write-downs was $59 and was recorded in our 2003 second quarter results.

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

We develop and manufacture general screening compound libraries for sale to the life sciences industry. This has created the opportunity to offer follow-up discovery research services to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and third party biology services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

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

In April 2002, we announced our intentions to expand our chemistry research facility in England. Our estimate of the total investment in new laboratories and equipment is $26 million less grant funding of approximately $6 million coming from the British central and regional governments over the coming two years. Over $14 million has been expended on this project through September 30, 2003. We remain on target to complete this project by early 2004 and within budget.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes and spending patterns, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, and changes in general economic and competitive conditions. In addition, we may negotiate a long-term software license contract that may, subject to certain rules of SOP 97-2 and SOP 98-4, be required to be recognized ratably over the life of the contract. See Note 1 of the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for a further discussion of revenue recognition policies. A substantial portion of product-based revenues for each quarter is attributable to a limited number of orders which, if received, tend to be received toward the end of each quarter. Thus, even short delays of sales near the end of a quarter can cause quarterly results to fluctuate substantially. Our quarterly results will also be affected by the mix of revenue components. The variability of the timing of milestones, term, scope and magnitude of service-based contracts along with our ability to attract additional contracts can have a significant impact on quarterly and annual comparisons.

Results of Operations

Net sales for the third quarter of 2003 were $12,480 compared to $11,125 in 2002, an increase of 12%. For the nine-months ended September 30, 2003, total net sales were $38,279 compared to $34,887 for the same period in 2002 which was an increase of 10%. However, because economic uncertainty continues to affect customers' decision-making, the Company believes that total revenue growth for the full year 2003 compared to 2002 will be at a lower percentage rate than in the third quarter and first nine months of the year. This view is not the result of specific developments with a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

particular customer or customer prospect, but rather management's current outlook regarding near-term procurement of pharmaceutical and biotechnology research products and services.

For the three months ended September 30, 2003, discovery software and support sales increased 11% to $4,525 from $4,089 for same period in 2002. For the nine-months year-to-date, the combination of discovery software license and support revenues decreased 15% to $14,453 from $17,060 in 2002. This decrease for the year-to-date period was primarily attributable to the recording of a large wide-area network license sale in the first quarter of 2002 for the global implementation of our full software suite at Pfizer, Inc. Software consulting services revenues for the third quarter declined 50% to $686. For the nine-months ended September 30, 2003, software consulting services decreased 32% to $3,093 compared to $4,571 for the same period in 2002. This decrease is due to reduced levels of active contracts. Discovery research sales, including LeadQuest® compound libraries, accounted for $7,154 in the third quarter of 2003 and $5,290 in the same period in 2002, an increase of 35%. Year-to-date these revenues increased 61% to $20,105 from $12,502 in 2002. This increase in Discovery research business was attributed to higher levels of production on the four-year, $100 million strategic compound design and synthesis contract with Pfizer (initiated in January 2002), and value-added chemistry research work for other customers. Hardware sales decreased by 69% to $115 for the third quarter 2003 from $367 in 2002 and decreased 17% to $628 for the nine-month period ended September 30, 2003 compared to $754 for the same period in 2002 due to reduced pricing by our supplier and lower demand by customers.

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

Net sales for the Company's activities outside of North America represented approximately 79% for both the three and nine-month periods ending September 30, 2003 compared to 72% and 62% for the same periods in 2002, respectively. Net sales in Europe increased 24% and 47% for the three and nine-month period ending September 30, 2003, and accounted for 64% and 66% of total sales, respectively. This increase was principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our European operations. Net sales in the Pacific Rim increased by 16% for the three-month period and decreased by 17% in the nine-month period ending September 30, 2003 compared to the same periods in 2002. The Pacific Rim sales accounted for 8% and 10% of net sales for three and nine-month periods in 2003, respectively. The nine-month decrease is related to lower discovery software revenues in the region. Sales to existing customers represented 94% of total net sales for the nine-month period ending September 30, 2003.

Cost of sales for the three-month period ending September 30, 2003 increased 26% to $5,856 compared to $4,660 for the same period in 2002. For the nine-month period ending September 30, 2003, cost of sales increased 35% to $17,820 compared to $13,177 in 2002. The increases in 2003 were due to significantly increased sales of higher cost discovery research work, primarily from the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pfizer strategic compound design and synthesis contract. Cost of sales in 2003 for Discovery Research was adversely impacted by higher levels of outsourcing costs for certain production activities. Cost of sales as a percent of net sales was 47% and 42% for the three-month periods in 2003 and 2002, respectively. For the nine-month period in 2003, cost of sales was 47% of net sales and 38% for the same period in 2002.

Gross profit margin for the third quarter 2003 declined to 53% of total net sales versus 58% in the third quarter of 2002. For the nine-months year-to-date, gross margin percentage decreased to 53% in 2003 compared to 62% in 2002. The decrease in gross margin percent to net sales is a result of the shift in the mix from predominantly higher-margin discovery software sales toward lower-margin discovery research revenues. Year-to-date Discovery Research revenue was 53% of total net sales in 2003 compared to 36% in 2002. In addition, gross profit in the third quarter of 2003 was adversely impacted by outsourcing costs described above and the further weakening of the U.S. dollar against the British Pound Sterling as most of our Discovery Research activities are performed in Cornwall, England and billed in U.S. dollars. A portion of this impact was offset by hedging gains reflected in Other Income.

Sales and marketing expenses decreased 11% to $3,448 from $3,879 for the third quarter of 2003 and 14% to $10,475 from $12,193 for the nine-month period ending September 30, 2003 compared to the same periods in 2002. Sales and marketing expenses as a percentage of net sales were 28% and 35% for the three-month periods and 27% and 35% for the nine-month periods in 2003 and 2002, respectively. The decrease in sales and marketing spending and their percent to net sales was attributable to lower salary, commission and advertising expenses along with overall higher net sales.

Research and development expenses increased by 44% to $3,420 from $2,376 and represented 27% and 21% of net sales for the three-month periods in 2003 and 2002, respectively. For the nine-month period in 2003 research and development expenses increased by 30% to $10,295 compared to $7,893 for the same period in 2002 and represented 27% and 23% of net sales, respectively. The increase is attributable to the incremental costs to support our UK laboratory expansion, informatics product development and the lack of new software consulting contracts which results in staff working on platform technology development in lieu of billable contracts.

General and administrative expenses increased 2% to $1,815 from $1,773 for the third quarter of 2003, and represent 15% and 16% of net sales for the respective periods. Year-to-date general and administrative expenses increased 15% to $5,647 compared to $4,924 in the previous year. The increase in expense for the third quarter is principally attributable to additions to staff at our UK laboratory and significantly higher corporate insurance premiums. These items coupled with our earlier 2003 bad debt provisions (to cover $128 of outstanding receivables from two biotech accounts along with a $137 loan to a former senior executive) were responsible for the year-to-date increase in G&A expense.

Other income increased 360% to $2,658 for the third quarter in 2003 and 191% to $7,858 year-to-date compared to the same periods in 2002. This change was due to higher sales of shares of Arena Pharmaceuticals during the third quarter and first nine months of 2003 compared to 2002. We sold

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

277 and 127 shares in the third quarter of 2003 and 2002, respectively. For the first nine-months, we sold 1,165 and 377 in 2003 and 2002, respectively. As of September 30, 2003, 131 shares remain on-hand. Other income for the third quarter of 2003 also included a gain on the mark-to-market of hedge instruments used to protect against foreign currency exchange exposures on the $100 million Pfizer compound design and synthesis contract along with the translation of foreign net assets into U.S. dollars. We hedge portions of this contract as we are paid in U.S. dollars while costs incurred at our laboratory are in British Pounds. These hedge instruments are reflected in our Consolidated Balance Sheets as part of our Marketable Securities while movement in the value of the instruments themselves is reflected as part of Other Income in our Consolidated Statement of Operations. The value of the hedge instruments is based on the relationship of the underlying currencies and is therefore susceptible to slight movements in market conditions.

Income tax expense was $1,501 for the nine-month period ending September 30, 2003, which represents an effective tax rate of 79%. For 2002, the income tax benefit was $126, a 21% effective rate. The 79% effective tax rate for 2003 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2003. In the third quarter of 2003, net income was reduced by our establishment of a valuation allowance against deferred tax assets created by current and prior net operating losses. This non-cash charge may result in a lower effective tax rate in future periods upon the recognition of income in the jurisdictions where the deferred tax assets were created. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability.

Liquidity, Capital Resources and Capital Commitments

Net cash used in operations in 2003 was $2,094 arising from net income of $399, that included a pre-tax gain of $6,101 from the sale of shares of Arena Pharmaceuticals common stock, decreases in trade accounts receivable of $8,585 and notes receivable of $547 along with depreciation and amortization of $2,194 and $336 respectively and an increase in deferred taxes of $1,443, which were offset by a decrease in accounts payable and accrued expenses of $785, appreciation of foreign currency hedging instruments of $676, a decrease in deferred revenue of $4,449 and increases in inventory of $2,822. For the nine-month period ending September 30, 2002, net cash used in operations was $466 primarily due to net loss of $471, that included a pre-tax gain of $2,409 from the sale of shares of Arena common stock, and decreases in trade accounts receivable of $7,506, an increase in deferred revenue of $876 along with depreciation and amortization of $1,160 and $553 respectively, which were offset by a decrease in accounts payable and accrued expenses of $6,093 along with increases in prepaid expenses of $999 and inventory of $784. The principal differences in cashflow from operations, year over year, are related to changes in net income, higher collections of accounts receivable, additional depreciation on equipment in our laboratory expansion, additional inventory produced for our $100 million compound contract with Pfizer, lower amounts of deferred costs for software consulting contracts and the recognition of revenue on contracts in which revenue was previously deferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash provided by investing activities in 2003 was $806 generated principally from the proceeds of the sale of Arena shares of $8,071 which also funded acquisitions of capital expenditures of $6,301, investment in capitalized software development of $810 and A.M. Pappas Life Science Ventures II of $154. Cash used in investing activities during 2002 were for property and equipment acquisitions of $3,456, net investments in Signase, Inc. of $500, A.M. Pappas's Life Science Ventures II fund of $463, and capitalized development costs for our ChemCore™ technology of $1,131 that were partially offset by the $3,051 of gross proceeds from the sale of Arena shares.

For the first nine-month period in 2003, the net cash provided by financing activities was $4,482, consisting of capital lease arrangements totaling $4,913, borrowing under our line of credit of $3,450 and proceeds from the issuance of shares under our employee stock plans of $543 offset by payments on long-term debt and capital leases of $4,424. For the same period in 2002, cash used in financing activities included the payment of accrued dividends of $892 upon the conversion of the Series B Preferred Stock by LION Bioscience and the reduction of outstanding debt by $1,035 offset by proceeds from the exercise of employee stock options and issuance of shares from our employee stock purchase plan of $1,782.

We believe that with our current working capital of $20,845, together with expected cash flows from operations, availability under our $6 million line-of-credit and $4 million temporary line of credit from LaSalle, a $2.5 million construction loan facility at ABN-Amro Bank-London, grants from the UK central and local governments, capital and operating leases, and other available forms of financing and/or capital, if necessary, we will be able to meet our liquidity needs and capital expenditure requirements for the next twelve months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the credit facilities available to us. Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our long-term objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, or fund participation in new therapeutic collaborations. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          On or about July 24, 2003, the Company and two of its executive officers were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The class action suit alleges that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. The Company strongly believes that that these assertions are without merit. As with any litigation, it is impossible to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter. The Company expects that over at least the next two quarters, it will incur expense to investigate these allegations and defend itself.

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

          (a) List of Exhibits

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) No reports on Form 8-K were required to be filed during the period from July 1, 2003 to September 30, 2003.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	November 12, 2003	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 12, 2003	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	November 12, 2003	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary