Form 10-K
period 2003-12-31
TRIPOS INC
filed 2004-03-31
CIK 920691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X. No .

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2004, was $21,558,357 (based upon the March 29, 2004 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 29, 2004, there were 9,049,095 shares of the Registrant's Common Stock outstanding with a par value of $0.005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2004 are incorporated by reference into Part I and III.

TRIPOS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

INTRODUCTORY NOTE

On February 12, 2004, the Company reported that it would restate its financial statements for the fiscal years ended December 31, 1998 through 2002, and condensed financial statements for the quarters within the fiscal years ended December 31, 2002 and 2003. The Company has determined that it had misinterpreted certain provisions of SOP 97-2 since adoption of SOP 97-2 by the Company on January 1, 1998. The purpose of the restatement is to reflect the recognition of software sold as part of term and token software sales ratably over the license term rather than upon delivery, as had been the Company's accounting policy consistently applied and annually audited since its adoption of SOP 97-2 in 1998. As a result of this modification, we have correspondingly revised the revenue recognition for technology licensing fees to ratable recognition as well. Also as part of the restatement, we have revised the revenue recognition from upfront to ratable for revenues and cost of sales from certain hardware transactions that were sold interdependently with their corresponding software transactions. These accounting changes will not affect Tripos' liquidity or cash flow, and do not reflect any change in the company's future business prospects. Cumulative revenue over the past and future periods will not change, with the exception of certain effects resulting from currency exchange rates. Except as otherwise noted, all financial comparisons reflect restated figures.

See Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of our revenue recognition policies. See Note 2 for a further discussion of the effect of the restatement on our financial statements.

Part I

Item 1.  Business

Overview

Our discovery informatics and discovery research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with scientists on our staff who possess the hands-on understanding of the challenges facing pharmaceutical research organizations to deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds and aiding our partners' design of new chemical compounds in ways that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services. In addition, we have established strategic collaborations with several of the companies based on our specific unique capabilities. Representative pharmaceutical clients include: Aventis, Bayer, Bristol-Myers Squibb, Pfizer, and Schering AG. Representative biotechnology clients include: Biovitrum, Chronogen, and Critical Therapeutics.

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

  Discovery Informatics Products. The SYBYL® and UNITY® software suites are the core of our discovery software offerings. These suites provide integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas.

  Discovery Informatics Services. Through our consulting, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. Our proprietary MetaLayer™ software (a middleware product) integrates chemistry and biology data of disparate types and sources that cannot be effectively managed on existing information technology platforms.

  Discovery Research Products and Services. Tripos Receptor Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We offer off-the-shelf libraries of compounds sold for pharmaceutical screening purposes. We also participate with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets that may result in Tripos obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when Tripos invests through contribution of discounted services or of in-kind products or services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available.

Tripos was founded 24 years ago by Professor Garland Marshall of the Washington University School of Medicine for the purpose of commercializing discovery research software tools. Tripos was purchased from its founder in 1987 by Evans & Sutherland Computer Corporation ("E&S"). In 1994, Tripos was spun-off in a tax-free distribution to E&S shareholders. We acquired our chemistry research capabilities, based in Bude, Cornwall, England, in late 1997 and also began offering discovery enterprise informatics consulting services in 1997.

Industry Background

The demand for our products and services is driven by fundamental change in the business of the largest pharmaceutical companies. These companies face significant pressures to develop new drugs that can generate substantial return on development costs while also contributing to improved health and life expectancy for the general populace. According to the Tufts Center for the Study of Drug Development, the average cost to bring a new medicine successfully to market can reach $800 million. The pressures on pharmaceutical companies are twofold: to reduce the time (and therefore the cost) of developing new drugs, and to discover and develop a greater number of new drugs or, to see a greater number of their drug candidates emerge from their R&D pipeline as approved and successful therapeutic products. Many large pharmaceutical companies are not meeting growth objectives. To maintain current levels of profitability, executives at large pharmaceutical companies project a need for a minimum of five new chemical entities (blockbuster drugs) each year, yet the industry average is less than three per year. As a result of these pressures, the methods by which large pharmaceutical companies are conducting their research and development activities are changing rapidly.

Outsourcing. For the past two decades, pharmaceutical companies have consistently increased their research and development activities in an effort to increase their product pipelines. As the pressures mount to continue product development while rationalizing research and development expenditures, pharmaceutical companies have turned increasingly to outsourcing. In the past, pharmaceutical companies have outsourced tasks such as management of clinical trials or certain parts of the manufacturing process. Beginning in the 1990s, research outsourcing by major pharmaceutical companies has dramatically increased due to pressures to decrease time-to-market, reduce costs, and improve the yield on internal research and development activities. According to an ING Barings market study, approximately 10% of early stage discovery activities are currently outsourced. In 2002, the market size for discovery research outsourcing was estimated at $1.8 to $2.3 billion globally, with approximately 30% of that amount related to chemistry services and collaborations. These figures are expected to grow by 10-12% over the next five years. The future influx of targets from genomics alone will result in a 20% to 25% growth rate in new drug targets, and is expected to further impact outsourcing.

The Information Revolution. Rapid changes in industry, academic and government research in recent years have resulted in the generation of vast amounts of biomolecular, chemical and other scientific data. Included is information related to the gene sequence, variation, expression, and function, along with protein structure and function. When coupled with the attendant volumes of structure-activity data generated by high-throughput chemistry and high-throughput screening technologies, the quantity of data/information is overwhelming. In addition to a need for tools that enable analysis and decision-making on an unprecedented scale, there is increasing awareness that clarifying the relationship between biological targets and the particular chemical compounds with which they interact could significantly streamline the success of drug discovery. Until recently, traditional drug discovery methods within pharmaceutical companies have not incorporated these relationships. In order to realize the full potential of the relationships that link the various disciplines in discovery, new information technology tools will be required.

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

The Tripos Business Model

Through our discovery informatics and discovery research products and services we offer comprehensive, customized solutions to address many of the research needs of our customers. We apply computational design and analysis skills in our laboratories, where we employ all of our software technologies, to develop new chemical entities for our customers. Applying this scientific discipline, we have developed and applied informatics solutions that incorporate the full array of biological, chemical, screening and other scientific data along with comprehensive data mining and analysis, to meet the need of the discovery scientist, whether on our staff or our customer's staff. By being an integrated provider, we are also able to apply the Tripos solution to work with smaller companies in therapeutic collaborations using our tools and services where we may participate in the success of a particular therapeutic product through joint ownership in compounds or in the collaborator or both.

The key elements to Tripos' unique offerings are the integration of the science, software and information technology into a complete solution for use in customers' research and discovery process. To achieve this solution, we:

  Offer software tools with leading-edge capabilities in a variety of applications, including 3-D molecular simulation and prediction of molecular structure and activity, data storage and analysis and in silico (computational research methods as opposed to laboratory methods) screening for biological activity;

  Leverage our knowledge of life sciences and pharmaceutical discovery processes to develop informatics solutions that optimally integrate expansive and disparate databases of scientific information through a virtual data warehouse;

  Operate state-of-the-art chemistry research facilities and processes to deliver high-quality compounds that can most rapidly lead to new chemical entities; and

  Work with customers to perform strategic chemistry research tailored to their specific research requirements.

Strategy

We are a leading integrated provider of products and services for the drug discovery needs of pharmaceutical and biotechnology companies around the world. Key elements of our growth strategy are as follows:

Maintain Leading-Edge Discovery Informatics Innovation. Relying on 25 years of leadership in this field, we will continue to invest in new releases of our products, to develop new applications, and to create new technologies to meet the changing demands of researchers. We will also pursue software research and development collaborations with our customers to rapidly advance the state-of-the-art in computation while developing new products that we may market in the future.

Expand a Leadership Position in Discovery Informatics Services. We believe that those pharmaceutical companies that master the information "crunch" facing the drug discovery process will be best able to exploit chemical, biological and other data effectively into the drug discovery process. We have experience in developing operational informatics systems such as an electronic laboratory notebook, chemical registration systems, and chemical inventory management systems. We also specialize in strategic informatics systems that allow for database integration and searching, data visualization and analysis, and global decision support. We will continue to apply the pharmaceutical industry domain expertise of our scientists to develop innovative solutions that improve research operations through effective knowledge management.

Drive Chemistry Research Efforts. We have fully integrated chemistry research and design capabilities that are driven by our in-depth knowledge of chemistry, informatics and computer-aided drug discovery resulting in the highest quality research. We will continue to invest in our chemistry research facilities and in our scientific expertise due to our belief that these capabilities are an essential component in helping our customers meet their research and development needs.

Seek Therapeutic Collaborations on an Opportunistic Basis. We will continue to leverage our integrated solution to develop collaborative arrangements with pharmaceutical and biotechnology companies in which we invest to obtain an ownership interest. We screen the scientific and management capabilities of potential partner companies. For those companies that pass our evaluation process, if we believe that our solutions can help these companies develop promising products, we will seek to enter into collaborative arrangements in which we will benefit from the success of a product or of the collaborator itself. In addition, we are using our ChemSpaceTM and other informatics technology to actively search our chemistry knowledge base for possible therapeutically interesting compounds that we may choose to investigate ourselves and offer in a research program to customers or collaborators.

Pursue Strategic Alliances. We will continue to seek strategic arrangements with large and small life sciences companies. We will also be attentive to opportunities to enhance, expand or complement our areas of expertise, including through potential product acquisitions or other strategic transactions. In 2003 we announced new collaborations with three companies. We began a collaboration with United Devices for grid computing and with United Devices jointly entered into a development project with a European pharmaceutical company that will result in new products for Tripos for highly parallel computation leveraging idle desktop computers on a company's network. We also announced a collaboration with ChanTest to develop the industry's first predictive hERG ion channel model for cardiac toxicity and to add value to discovery projects through liability testing on lead compounds. Third, we are working with Novascreen, a leading provider of drug discovery and development screening services, to provide biological screening capabilities that complement Tripos' chemistry research projects.

Products and Services

The Tripos solution is based on our ability to deliver an integrated offering of technologies for in silico discovery, enterprise informatics, information-rich chemical libraries, and collaborative chemistry research projects. The following summarizes some of the key components of our products and services.

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

The cornerstone of our discovery software suite is SYBYL® , an expert platform for molecular design, analysis, and visualization. The SYBYL product is a comprehensive computational tool kit that simplifies and accelerates the discovery of drugs and new chemical entities. Our software supports the following application areas:

Application Area	Major Products	Description
Bioinformatics and Structure-Based Design	Biopolymer GeneFold® LeapFrog® ProTable™ SiteID™ RACHEL™ Composer ™ MatchMaker™ FUGUE™

  Predict, build, and visualize molecular 3D structures

  Identify protein function from sequence

  Perform de novo ligand design

  Analyze and assess the quality of protein structures

  Find and visualize protein binding sites

  Optimize lead compounds

  Construct 3D homology models of proteins

  Predict 3D protein structures from sequence

  Use inverse-folding techniques to build 3D models of proteins from sequence

  Recognize distant homologues by sequence-structure comparison

Chemical Informatics	UNITY® Auspyx™ CONCORD™ StereoPlex™

  Locate compounds in data bases that match a pharmacophore or fit a receptor site

  Store and search chemical structures and relational data directly inside Oracle® databases

  Convert 2D databases to 3D

  Expand the stereo chemical diversity of a database

Combinatorial Chemistry and Molecular Diversity	Legion™ /CombiLibMaker® DiverseSolutions™ OptDesign™ Selector™	Construct virtual compound libraries Design, compare or select compound libraries Design and edit combinatorial libraries Characterize and sample compound libraries
Molecular Modeling and Visualization	SYBYL® /Base Advanced Computation MOLCAD™ MM3/MM4™ AMPAC™ Confort™

  Build, optimize, compare, and visualize structures

  Explore the conformational properties of compounds

  Visualize molecular surfaces and molecular properties

  Optimize structures by molecular mechanics

  Use semi-empirical quantum mechanical methods to calculate transition states and spectral properties

  Generate sets of diverse, low energy conformers

Pharmacophore Perception	DISCOtech™ GASP™ RECEPTOR™ Tuplets™

  Elucidate pharmacophore models from pre-calculated conformers

  Use full conformational flexibility to develop pharmacophore hypotheses

  Refine pharmacophore geometries

  Pharmacophore-based virtual screening

Structure-Activity Relationships and ADME	QSAR with CoMFA® Advanced CoMFA® ClogP / CMR Distill™ HQSAR™ VolSurf™ Almond™ hint! ™ Molconn-Z™ ZAP™

  Build predictive structure-activity and structure-property models

  Refine and enhance 3D QSAR models

  Include molar refractivity and logP in QSAR and ADME models

  Determine and visualize SARs

  Perform automated QSAR analyses

  Predict ADME properties

  Calculate and utilize alignment independent molecular descriptors

  Analyze hydropathy and hydropathic interactions

  Compute a wide range of topological indices based on molecular structure

  Calculate and display the electrostatic potential of molecules

Virtual Screening	FlexX™ FlexX-Pharm™ CombiFlexX™ FlexE™ FlexS™ CScore™

  Flexibly dock ligands into a binding site

  Flexible docking under pharmacophore constraints

  Rapidly dock combinatorial libraries into a receptor site

  Consider protein flexibility during docking calculations

  Perform shape-based screening of ligands in the presence of receptor structure

  Rank the affinity of compounds bound to a target wit consensus scoring

Discovery Informatics Services

Our informatics consulting group combined with our software development staff, are well positioned to meet the growing demand in the life sciences industries for integrated, managed, accessible information that spans all aspects of an organization's research efforts. The highly specialized research environments of these industries require an experienced understanding of the discovery process. We draw upon 25 years of experience developing scientific software applications for the pharmaceutical and biotechnology industries. Our highly trained scientists and engineers work in scientific software consulting teams to build exceptional enterprise applications specifically designed for research decision support.

Our consultants and software developers are available to assist at all stages of an information technology project, including:

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

Research and Design: Our scientific skills help the customer develop novel methods for drug discovery. We have the inside edge for modifying and extending existing Tripos drug discovery software to explore new ideas. Our software engineers and scientific experts are skilled in data modeling and object-oriented design as well as being very familiar with the domain of drug discovery, which reduces the risk involved in engineering complex chemical and biological information systems.

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

Tripos has developed and deployed operational informatics technologies designed to enhance everyday laboratory activities -- such as experiment management, workflow and logistics. We have experience in research and development of novel strategic informatics technologies that focus on scientific data analysis, predictive science and decision support for large pharmaceutical organizations. These strategic systems capitalize on experimental work by maximizing the utility of generated data.
OPERATIONAL INFORMATICS Tools and applications designed to support typical laboratory operations
	Products	Description
Workflow and Experiment Management	ChemCoreRIO™ ChemCoreREG™ AUSPYX™	Registration, Inventory and Ordering Entry Level Registration System Storing and Searching Chemical Data within Oracle®
STRATEGIC INFORMATICS Tools and technologies used by scientists to access and analyze experimentally derived data, or used by managers to review project status and make critical go/no-go decisions
	Products	Description
Knowledge Generation and Management	AUSPYX™ ModelBASE™ SeriesBASE™	Storing and Searching Chemical Data within Oracle Storage, Publication and Collaboration of Predictive Models and Protocols Database for Chemical Series Information
Data Analysis and Decision Support	LITHIUM™ SARNavigator™ Electronic Decision Analysis™	Desktop Molecular Structure Analysis and Visualization Visualization and Analysis of Structure Activity Relationship (SAR) Data Enterprise-wide Decision Support
Data Integration, Access and Sharing	The MetaLAYER™ FormsBUILDER™ Electronic Notebook Technology	Data Access and Integration Retrieval and Browsing of Research Data Components and assemblages of electronic laboratory notebooks

Discovery Research Products (LeadQuest® Compound Libraries and Discovery Research Services).

One foundation of our discovery research business is our LeadQuest® screening library product, a unique set of more than 85,000 compounds that meet our stringent diversity and purity criteria. The LeadQuest® compounds are based on a general understanding of biological relevance and are suitable for initial screening of any biological test system. The LeadQuest library is an efficient source of compounds for screening that eliminates redundant and impure samples from the screening effort. When compounds in the LeadQuest library demonstrate appropriate activity in biological assays, we can quickly design and synthesize hundreds of similar compounds for follow-up screening and lead optimization.

We strive for high levels of purity in order to make our customer's screening process efficient and cost-effective. All compounds are subject to thorough analytical testing, and purity data is made available to customers. The design strategy behind the LeadQuest library exploits our proprietary and patented ChemSpaceTM technology, and improves the efficiency of the screening process by minimizing the number of compounds that need to be screened in order to find a lead compound. The compounds in the LeadQuest library represent chemistry space uniformly while minimizing overlap with an existing screening repository and avoid redundant sampling.

Our discovery research services capabilities enable us to partner with pharmaceutical and biotech companies to enhance the effectiveness of their research programs. We offer our customers expertise in compound design, compound synthesis, molecular analysis, lead discovery, lead optimization, and medicinal chemistry to facilitate research activities. For instance, using our LeadQuest® library, in concert with biological data generated as part of a drug discovery program, we can specially design focused libraries suitable for further research by our customer. We accomplish this by again using our ChemSpace™ technology to accelerate the discovery of new chemical entities with the desired pharmacological profile. Teaming ChemSpace with data available in the public domain (patent filings, published research, etc.) allows our scientists to provide our Lead HoppingTM services to navigate through heavily researched and protected areas to help our customers find novel chemical families of structures and to seek out new lead series to avoid problems with toxicity, metabolism, excretion, or absorption.

Our discovery research capabilities were acquired in late 1997 along with an initial staff of 8 and were expanded over subsequent years to meet customer demand. The laboratories are based in Bude, Cornwall, England and now have a staff that numbers nearly 160. An expansion in 1999 added 25,000 square feet to our research center. Our current expansion has added 48,000 square feet to our capacity in early 2004, bringing the total facility to 73,000 square feet.

Hardware Sales

We also sell computer systems to our customers upon request as a convenience, however, we do not maintain an inventory of systems on-hand. As such, we do not expect nor realize high margins on these products.

Collaborations and Customer Relationships

Our growth strategy is based on expanding relationships with large pharmaceutical companies to offer multiple Tripos products and services to enhance their drug discovery operations. Below are some of our major collaborations:

Customer Relationships:

Pfizer. In January, 2002, we entered into three key arrangements with Pfizer:

  a strategic collaboration for up to four years and originally up to $100 million to design, synthesize and purify high-quality, drug-like compounds to expand Pfizer's chemistry compound collection. The original contract called for a minimum two-year commitment from Pfizer. Upon completing the first two years of the contract in 2003, the relationship was amended in early 2004 to reflect a reduction in compound collection production and a corresponding move into next-stage hit follow-up work between Tripos and Pfizer. The amendment also reflects a further minimum commitment for 2004 and expected overall 4-year revenue of $90 million, with the bulk of the expected decline in revenue in 2005.

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

Bayer AG. In October 2000, we entered into a three-party arrangement with Bayer and LION Bioscience to provide Bayer with an integrated cheminformatics technology to speed Bayer's identification of lead candidates for its drug programs. We are working with LION to develop and install a new platform combining bioinformatics and cheminformatics that will integrate our MetaLayer™ enterprise-wide cheminformatics portal.

Bristol-Myers Squibb. In December 2000, we initiated the first phase of a program with Bristol-Myers Squibb (BMS) to design and implement an integrated research informatics system. Working with BMS and Accenture LLP, we developed an enterprise-wide program to provide a new decision support capability to accelerate drug discovery. The system, titled SMART-IDEA, incorporates our MetaLayer™ software and was deployed by BMS to their research staff numbering more than 1,500 scientists, during 2002. In September 2003, we entered into an extension to our current agreement with BMS to integrate our FormsBUILDER™ technology, a forms-based querying tool for retrieval and browsing of research data, into the SMART-IDEA application. This form-based searching technology enables scientists to easily customize their own forms and combine queries requesting chemical structures with associated data from experiments in many areas. The FormsBUILDER™ is scheduled to be deployed to BMS in 2004.

Schering AG. In August, 2002, Tripos began a collaboration with Schering AG to develop an integrated chemical information management system that would allow Schering scientists to manage information, plan syntheses, order reagents and track all their chemical assets globally. This system is known as the Enterprise Chemical Information Management System (ECIMS). In March 2004, we announced the completion of a significant milestone in this collaboration with Schering AG. Schering accepted Tripos' AUSPYX™ data cartridge for Oracle as the foundation of ECIMS. ECIMS is based on our ChemCore™ technologies in use at our chemistry research facilities in Cornwall, England, and our Electronic Notebook™ (TEN) systems. ECIMS is scheduled for global deployment later this year. Having successfully completed this milestone, the two companies are currently in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of ECIMS. Because these discussions were not finalized as of the end of fiscal year 2003, Tripos has recorded estimated project costs of approximately $1.6 million greater than revenues that we could expect under the current contract terms. Tripos is required to write off these costs, so that its year-end financial statements fairly reflect the project status at that time. This adjustment assumes completion of the milestone discussed above; however it does not include additional revenues that may occur as a result of the renegotiation of the contract. Additional functionality and time that were not anticipated in the original contract terms will be necessary for full implementation of this project. In calculating the amount of the charge to be recorded, Tripos assumed that the project would not continue past delivery and rollout of the current production system in mid-2004.

Critical Therapeutics, Inc. In October 2003, we entered into an agreement with Critical Therapeutics (CTI) to identify and optimize small-molecule agonists for CTI's development program targeting a nicotinic acetylcholine receptor. We are using our chemistry and discovery research processes, including our LeadQuest® chemical compound libraries and ChemSpace®-enabled LeadFocusSM and LeadHoppingSM programs, to select and synthesize compounds for CTI's target. We will receive research payments and additional payments for successful achievement of agreed milestones.

Biovitrum. In December 2003, we announced positive results from a discovery research partnership with Biovitrum. We also entered into a new collaborative software research program with the company. In the discovery research area, the acquisition of our LeadQuest® compounds to augment Biovitrum's existing screening library, coupled with the employment of our ChemSpace® and SARNavigator™ software programs allowed both companies to identify and optimize two promising lead series for follow-up. In the discovery informatics area, our new collaboration embarks on an informatics technology project to enhance the GASP™ software tool, which applies a genetic algorithm to a set of compounds active against a common target. Molecules that match the models created in GASP™ are more likely to be active, making this an important tool to identify other active structural series in large corporate databases.

Chronogen Inc. In January 2004, we entered into a three-year collaboration with Chronogen to discover and optimize small-molecule therapeutics for cardiovascular disorders. Under the agreement, we are employing our knowledge-driven chemistry process to provide complete drug discovery chemistry services for Chronogen. Drawing upon our chemical libraries, expertise in data analysis, design tools and rapid synthetic follow-up capabilities, we are supporting Chronogen's biological expertise in metabolic pathways related to aging. Chronogen will apply its in vitro screening technologies to rapidly select effective molecules, and we are optimizing those molecules for specific cardiovascular indications. Tripos is getting paid on a fee for service basis with the potential for success based milestones.

Collaborations:

NOVASCREEN Biosciences Corp. In June 2003, we entered into a mutual service and distribution agreement with NOVASCREEN Biosciences (NovaScreen) that allows each company's sales force to offer the other's products and services to their biotechnology and pharmaceutical clients. NovaScreen is able to use our LeadScreen™ compound plates as a source of compounds for high throughput screening (HTS) services, as well as our LeadQuest® libraries for secondary screening and in vitro ADME/Tox (Absorption, Distribution, Metabolism, Excretion and Toxicity) follow-up. In turn, we are offering our customers assay development, HTS reagents, HTS services, secondary screening and in vitro ADME/Tox screening through NovaScreen. The goal is to provide customers access to a comprehensive range of both companies' products and services, from assay development to identification and production of optimized lead compounds, all under one agreement thus enabling either company to perform complete discovery and optimization projects for clients.

ChanTest, Inc. In June 2003, we entered into collaboration with ChanTest to develop a model that predicts which drug compounds are likely to produce cardiac liability due to blockage of the hERG ion channel as well as those chemical features that may be corrected in drugs already having a cardiac liability. We are providing compounds for testing by ChanTest and, based on these test results, developing the predictive model and employing it to examine clients' data. Our chemistry research facilities are optimizing clients' leads to remove any cardiac ion channel liability that becomes visible in lead candidates. This collaborative process aims to deliver an effective compound free of cardiac liability more rapidly than client's internal resources, thus saving time and expense. This model is the first of its kind and works to assist customers in meeting potential FDA clinical trial mandates for hERG channel ion testing.

United Devices, Inc. In September 2003, we entered into an agreement with United Devices to enable our virtual screening applications to operate on United Devices' parallel grid computing platform. We are working together to port FlexX™, FlexX-Pharm™ and FlexE™, programs that allow virtual screening of compound databases by rapidly docking flexible ligands at active sites, and Unity® 3D software that provides fast, flexible 3-D searching of chemical databases to United Devices' Grid MP™ platform. This activity is being funded by a European pharmaceutical company. It will be offered as a product to other customers upon completion. United Devices' Grid MP™ Enterprise platform is currently being used by a number of pharmaceutical companies as well as by university researchers.

Sales, Marketing and Distribution

We market our software products directly in the U.S., Canada and Europe, through an exclusive distributor arrangement in Japan and Australia, and through non-exclusive agency relationships in Brazil, Korea, China, Singapore, and India. On December 31, 2003, our sales force consisted of 46 management, technical, sales and administrative employees: 21 for the United States and Canada and 25 in Europe. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. Sales representatives are located in or near key research areas around the U.S. We also maintain sales offices near London, Paris and Munich.

The sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as with the pharmaceutical and biotechnology industries we serve. Our sales representatives are compensated through a combination of base salary, commissions and bonuses based on quarterly and annual sales performance. In addition, our pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive total compensation determined in part by their success in supporting and generating sales in a particular territory.

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

We market our workstation-based software products in a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per module. Network-based licensing is available, based on a count of the number of simultaneous users. We also have time-based (one, two or three years) license options that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms. Our customer base has taken advantage of the flexibility of time-based licensing to access more of our software products. These arrangements provide a more predictable recurring revenue stream from the periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their needs.

Discovery informatics and software development arrangements are sold on a collaborative basis by focused business developers and scientists directly to research management and information technology departments. Each contract is negotiated based on the particular software needs of the customer. The term of the contract is highly variable and may range from two weeks up to three years or beyond. Tripos provides programming and scientific expertise. Discovery informatics contracts may include specification, gap and risk assessment, and/or full biological and chemical data integration. Our proprietary technologies such as MetaLayerTM, Lithium, FormsBuilder, Tripos Electronic Notebook, Registration Inventory & Ordering, software may be installed at a client site to solve many research information problems. These technologies have annual license fees.

Sales of the compound libraries are made through our sales teams and distributors. The LeadQuest® library now includes over 85,000 compounds available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and we generally retain no trailing rights to the compounds once purchased by a customer. LeadQuest® high-throughput screening libraries are novel, diverse, high-quality, drug-like compounds that serve as a pathway to more extensive discovery research.

Discovery research collaborations are offered through a team comprised of business developers, scientists and members of senior management. This approach is best suited for the long cycle required in developing meaningful partnerships with key customers for outsourcing or collaborating on discovery research projects.

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

Customer Training, Service and Support

Software licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided under an annual fee arrangement. Over 90% of our commercial and academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to use our products effectively.

We offer customer training in the use of our products through a dedicated training staff knowledgeable in both chemistry and computer science. We send technical newsletters, bulletins, and advance notification about future software releases to our customers to keep them informed and to help them with resource allocation and scheduling. We also sponsor seminars throughout the world for our customers, involving presentations both by our personnel and guest lecturers. These seminars are designed to enhance customer understanding of our products and their potential use as an aid to customer research requirements. We provide our customers with advice on computer system configuration management and frequently provide customers with consulting advice in addressing particular research questions as part of the normal pre- and post-sales process.

Significant Customers

In 2003 and 2002, we obtained 52% and 33%, respectively, of our total revenues from Pfizer, Inc. During 2001, we obtained 16% of our global revenue from Pfizer and 12% from Bayer AG. No other individual customer accounted for over 10% of total revenue in these years.

International Sales

We sell software licenses and compound products through our wholly owned subsidiaries in Canada and Europe and through a network of distributors and agents in the Pacific Rim, South America and India. Net sales from our activities outside of North America represented approximately 74%, 64% and 45% of total net sales in 2003, 2002 and 2001, respectively, with Europe accounting for 67%, 57% and 39%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. See Note 11 to the consolidated financial statements, Geographic Segment Data, later in this Annual Report.

Software license sales through distributors or agents to our Pacific Rim customers accounted for 4%, 4%, and 3% of 2003, 2002, and 2001 total sales, respectively. Software products and access keys are sent either directly to the customer or through the local representative firm. For Pacific Rim transactions in all countries except Japan and Taiwan, the end-user customers enter software license agreements with Tripos. Japanese and Taiwanese customers enter sub-license agreements with the local distributor. All access keys are created by Tripos upon receipt of proof of agreement (purchase requests from the Japanese and Taiwanese distributor or license agreements from end-user customers). Revenue is recognized for all countries except Japan and Taiwan upon shipment of product to the customer and when access is granted. Revenue is recognized for Japanese and Taiwanese transactions upon shipment of product to the distributor. The Japanese and Taiwanese distributors are contractually obligated on a non-recourse basis for all software license transactions in their territories.

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

Our research and development activities are undertaken by our discovery software group and our discovery research group. The discovery software group, composed of chemists and other scientists, works closely with customers to identify market needs for new products. Upon identification of a market need for a new product, the discovery software group collaborates with our software engineers to develop requirements and specifications, implement code and perform regression tests for the new product. Separate quality assurance, environment management and systems groups manage the final release, documentation and porting of the new product to all supported platforms. In addition, we fund research at certain academic institutions. We believe that this funding allows us to gain access to significant technology not otherwise available. Also, we enter into software development arrangements with major pharmaceutical customers to develop software tools crucial to high throughput research environments and for other emerging issues in the life sciences industry.

In September 1998, we opened our first laboratory facility (6,600 sq. ft.) suitable for complete chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries. In May 1999 we opened our second and larger laboratory facility (18,400 sq. ft.), providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. Our compound library inventory, LeadQuest®, has subsequently increased to over 85,000 highly pure compounds available for sale. In addition to LeadQuest® library synthesis, we have the facilities and staff to perform several contract research projects concurrently. The latest expansion of our chemistry facilities is nearing completion and will add 48,000 sq. ft. of laboratory space to accommodate production under the Pfizer compound enrichment contract and other incremental business opportunities. The new building became fully operational in the first quarter of 2004. The Company now has 73,000 square feet of laboratory space at its discovery research center in Cornwall, England.

Research and development expenses include all non-capitalizable costs of software development from Discovery Informatics and any non-capitalizable research associated with the validation of compound libraries or discovery research projects from our Discovery Research area. In accordance with Statement of Financial Accounting Standards No. 86 and AICPA Statement Of Position 98-1, Tripos capitalizes software development costs for both external and internal use. Net capitalized software development costs were $2,417,000 at December 31, 2003 and $1,402,000 at December 31, 2002. The increase in capitalized software costs is due to work in creating a commercial version of our Registration, Inventory and Ordering technology that is already in place at our own chemistry laboratory in the U.K.

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

Enterprise consulting contracts, or software consulting, may be structured under a variety of terms including billing for hours worked, successful delivery of milestones or fixed-price contracts. Staff assigned to these contracts is principally located in the U.S. These contracts may contain provisions for license fees on the core technologies delivered at the inception of the project or for the system software activated upon completion of the contract. Quarterly revenues and costs from software consulting will vary due to the mix of contracts being serviced in any particular quarter.

Discovery research activities and LeadQuest® chemical compound production are performed and carried out at Tripos Receptor Research in Bude, Cornwall, England. With respect to discovery research projects, they vary in size, scope and length of time to complete. Discovery research agreements may include technology access fees, full-time equivalent billing rates, and trailing rights in the form of milestone payments or royalties. Certain projects include management of biology screening processes performed by third parties. The unpredictability of chemistry reactions may impact the rate of progress on research contracts and lead to fluctuations in revenue recognition.

Tripos recognizes revenue from the sale of LeadQuest® chemical compounds and computer hardware upon shipment of the products, FOB shipping point, to the customer. This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of SAB 101. Persuasive evidence of an agreement exists upon the receipt of a valid purchase order from the customer for computer hardware transactions. For chemical compound transactions, a contract outlining the purchase and usage terms of the compounds is required while a purchase order may also be received as confirmation. As stated above, revenue is not recognized until the products, compounds, or computers have been shipped to the customer. The selling price for both compounds and computer hardware is fixed according to the terms of the customer's purchase order or purchase contract. Payment terms for chemical compound and computer hardware transactions are Net 30 days. The Company has experienced very few bad debts arising from these product transactions; as a result, collectibility is reasonably assured.

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

Competitors

We operate in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards. We compete with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry; the four principal areas in the chemical and pharmaceutical research market. Our discovery research group competes with other vendors for the sale of contract chemistry research, focused compound libraries and diverse compound screening libraries. The competition in our industry is fragmented and populated with a wide spectrum of organizations ranging from small start-up companies to large multi-national firms along with academic research institutions.

Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. The competition we experience in our existing and targeted markets could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on us. A number of our existing competitors have significantly greater financial, technical and marketing resources than we do. We believe that the principal factors affecting competition in our markets are product quality, performance, reliability, scientific and technological innovation, ease of use, technical service, support, and price. We expect that these factors will remain major competitive issues in the future, but additional factors will become increasingly important, including contribution to the overall efficiency of the research effort through enhanced integration, communication and analysis. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material effect on our business, operating results or financial condition.

Employees

As of December 31, 2003, we had a total of 358 employees, of whom 172 were based in the United States and 186 were based internationally. Of the total, 68 were engaged in marketing, sales and related customer-support services, 90 in software product development and consulting services, 142 in chemistry laboratory activities and 58 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

Website Access to Company Reports

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.tripos.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Printed copies of the Company's annual report will be made available, free of charge, upon written request.

Item 2.  Properties

Our principal administrative, sales, marketing and product development facilities are located in St. Louis, Missouri. We own these facilities, which are financed by a mortgage note. Tripos also owns laboratory facilities (73,000 square feet) located in Bude, Cornwall, England. Our European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.  Legal Proceedings

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The class action suit, Mr. David Montalvo, et.al. as lead plaintiffs, alleges that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2003.

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
	2003		2002
	High	Low	High	Low
First quarter	$8.92	$4.76	$34.49	$18.60
Second quarter	$9.35	$4.50	$26.57	$18.25
Third quarter	$9.35	$6.55	$14.80	$5.18
Fourth quarter	$9.80	$5.50	$9.90	$6.25

We had approximately 800 shareholders of record and 2,800 street name holders as of December 31, 2003. We have not declared or paid any dividends on our common stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future.

The table below lists the shares available for issuance under all current equity compensation plans, the weighted average exercise price of outstanding options, warrants and rights, along with the number of securities available for future issuance:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
1994 Director Option Plan	391,700	$8.11	100,000
1994 Employee Stock Option Plan	1,443,095	$7.22	124,214
1996 Director Compensation Plan	N/A	N/A	121,787
2002 Employee Stock Purchase Plan	N/A	N/A	94,454

Equity compensation plans not approved by shareholders	None	N/A	None
Total	1,834,795	$7.41	440,455

Item 6. Selected Financial Data

The following table of Selected Consolidated Financial Data presents the current year and preceding five years with the effect of the restatement of revenue recognition (as described in Note 2 in the audited financial statements). In addition, certain reclassifications have been made to present the direct costs of providing services in cost of sales. These costs had previously been recorded within research and development or sales and marketing expenses.

Selected Consolidated Financial Data
	Year ended
Consolidated Statements of Operations	12-31-03	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98
In thousands, except per share amounts		Restated	Restated	Restated	Restated	Restated
Net Sales:
Discovery software products & support	$ 23,702	$ 22,182	$ 20,070	$ 16,926	$ 14,220	$ 11,060
Discovery informatics services	3,241	7,956	10,488	3,411	1,456	1,687
Discovery research products & services	26,245	18,016	12,024	5,398	5,121	2,831
Hardware	960	937	3,514	3,544	2,432	2,930
Total net sales	54,148	49,091	46,096	29,279	23,229	18,508
Cost of sales	26,240	20,601	15,235	9,359	7,606	7,451
Gross profit	27,908	28,490	30,861	19,920	15,623	11,057
Operating expenses:
Sales and marketing	13,195	15,476	12,007	9,509	9,061	9,168
Research and development	12,917	10,102	8,904	7,422	7,158	4,893
General and administrative	7,241	6,886	7,506	5,475	5,532	4,176
Total operating expenses	33,353	32,464	28,417	22,406	21,751	18,237
Income (loss) from operations	(5,445)	(3,974)	2,444	(2,486)	(6,128)	(7,180)
Other income, net	9,114	3,419	2,210	(132)	894	1,328
Income (loss) before income taxes	3,669	(555)	4,654	(2,618)	(5,234)	(5,852)
Income tax expense (benefit)	1,569	(587)	1,563	(171)	274	38
Net income (loss)	2,100	32	3,091	(2,447)	(5,508)	(5,814)
Preferred dividends	--	37	450	406	--	--
Net income (loss) allocable to common shareholders	$ 2,100	$ (5)	$ 2,641	$ (2,853)	$ (5,508)	$ (5,814)

Basic earnings (loss) per share	$0.23	$(0.00)	$0.36	$(0.41)	$(0.84)	$(0.91)
Basic weighted average number of shares	8,949	8,615	7,369	6,969	6,554	6,416
Diluted earnings (loss) per share	$0.23	$(0.00)	$0.33	$(0.41)	$(0.84)	$(0.91)
Diluted weighted average number of shares	9,333	8,615	9,441	6,969	6,554	6,416

Consolidated Balance Sheet Data	(at year end)
Working capital	$ 744	$ 12,625	$ 15,692	$ 10,564	$ (2,867)	$ 3,155
Total assets	71,695	62,971	58,618	52,556	34,614	30,873
Long-term obligations, less current portion	6,378	7,382	3,067	314	8,224	5,514
Series B preferred stock	--	--	9,826	9,376	--	--
Total shareholders' equity	$ 26,994	$ 30,324	$ 19,348	$ 14,382	$ 8,401	$ 13,548

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including, under the caption "Cautionary Statements-Additional Important Factors to be Considered." We are under no obligation to update any forward-looking statements in this section. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward-looking statements.

Financial information for the years ended 1998 - 2002 has been restated. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

Overview

Tripos provides products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Sales to the pharmaceutical industry represent 76% of Tripos total revenue. Tripos offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through its own chemistry laboratories, Tripos can also make those compounds for its clients. Through strategic partnerships, Tripos can also test compounds for its clients.

The industries that Tripos serves are highly research driven. The mature pharmaceutical companies typically spend between 12% and 20% of their annual revenues on research in the search for new blockbuster drugs. This research process consists of several phases from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans. The investment in the research activity increases dramatically in the second and third phases of the research activity. Tripos offerings are most relevant to the initial phase of this activity. Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process. Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research. Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world about drug pricing and regulation.

Tripos software products are sold on a renewable license basis, typically with term of one or three years. This business is generally predictable, with high renewal rates for licenses. Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals. Tripos service businesses, both informatics and chemistry, are much less predictable. The sales cycles for these offerings are typically long -- from six months to eighteen months -- and are highly influenced by factors in the macro-economic environment including the general state of the pharmaceutical industry and the political situations in various parts of the world. To forecast potential business in these areas, Tripos management strives to closely interact with the management of its customers and is closely involved in business development activities for service projects.

Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component. Risk management in these projects begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones. Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client. To mitigate the project difficulties, Tripos has developed a process focus and management monitors milestones in the project plan according to the process workflow. Despite best efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Having been a public company spinout in 1994 with limited capital, and limited additional capital raised over the past decade, the company has focused on profitability and cashflow. That said, the company has not always been profitable, but has achieved it in certain years. Major investments, say in the recent expansion of our chemistry research laboratories in England, have been funded by successful investments (i.e. Arena Pharmaceuticals), cash from operations, temporary use of debt capacity, and grant funding from the British government.

We generate revenues from a diversified offering of products and services. We derived 44% of our 2003 and 45% of our 2002 revenues from discovery software products and support, 6% of 2003 and 16% of 2002 revenues from discovery informatics services, 48% of 2003 and 37% of 2002 revenues from discovery research products and services. The remainder is from hardware sales.

We license our discovery software products and post-contract support ("PCS") as either perpetual licenses or time-based licenses, typically one to three-year renewable contracts. The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users. Variations in licensing levels range from the low hundred-thousands up to several million dollars. The following are descriptions of our current sales models for discovery software:

Perpetual licenses:

Software pricing is taken from our price list based on the quantity of individual modules and number of users. It is billed upon delivery. Revenue for software is recognized upon delivery of product and issuance of perpetual keys. Support pricing is a fixed percentage of the total current list price of the software purchased and is billed annually.

The Company has analyzed the other elements included in its multiple element arrangements involving perpetual licenses, and determined it has sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training. VSOE for PCS and training is established based on upon the price charged when those elements are sold separately. For PCS this is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses. Training is charged consistently from the Company's price list.

Token licenses:

In 1997, the Company began offering time-based token licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years). A token license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration (over the past three years, 94% of token sales were for a period of three years or less), although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under token arrangements is the same as that provided to customers under perpetual agreements. Token contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new software products upon their release, the customer must enter a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under token license agreements are recognized ratably by month.

Term licenses:

Term Licenses represent one-year arrangements for a software product and one-year of PCS. The price is taken from the Company's price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided for under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under term license agreements are recognized ratably by month.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for enterprise software consulting. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as MetaLayer, Lithium, FormsBuilder, Tripos Electronic Notebook technologies, Registration Inventory & Ordering, and AUSPYXTM to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies. As with our discovery software products, licensing levels may range from the low hundred-thousands up to several million dollars.

We develop and manufacture general screening compound libraries for sale to the life sciences industry for a fee per compound delivered. This has created the opportunity to offer follow-up discovery research methods to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

We also act as a reseller of computer hardware. Hardware sales are generally made to facilitate our software customers' access to hardware components and are not a primary focus of our sales activities. We act as an authorized reseller and order inventory on an "as needed" basis, and thus do not maintain any inventory. Accordingly, margins on these sales are relatively modest.

We license discovery software tools to customers, provide ongoing support (including upgrades selected by customers) and provide informatics services to customers that enable integration of our existing and newly developed discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new functionality. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales. Certain software development projects require substantial commitments of time and resources. Costs of these projects are capitalized upon achievement of technological feasibility and/or a working model according to Statement of Financial Accounting Standards ("SFAS") No. 86.

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research. We believe that core selling and administrative costs will remain generally consistent as a percent of sales on an annual basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues due to sales compensation, bonuses and staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

During 1998 and 1999, we applied our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to maintain capital infrastructure, reduce debt levels and conduct operations. In 2002 and 2003, we invested in a major expansion of our chemistry laboratory facilities in order to capture additional business opportunities, funded by our successful investment in Arena Pharmaceuticals, grants from the British government, capital leases and related forms of debt, and cash from operations.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic and competitive conditions. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of revenue recognition policies. Because much of our software license and PCS revenue along with our contracted discovery research revenue is recognized ratably over multiple periods, fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific projects. Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The following information is provided in order to illustrate which accounting policies management deems to be the most critical in the computation of the financial statements included later in this Form 10-K.

Revenue Recognition...the following are the revenue recognition policies for each of our offerings:

Discovery Software Products

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from software license agreements are recognized when each of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

The Company allocates revenues on perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to maintenance and support services, and training. The Company sells training separately and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis. Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.

Term and Token licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company recognizes revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.

Discovery Informatics Services

Discovery Informatics Services (DIS) represents contracts for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects). Technological feasibility exists on these software arrangements and they typically include installation at the customer's site. We account for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

In applying the provisions of SOP 81-1 the percentage of completion is utilized. For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer. For contracts without distinct milestones, we measure progress using the cost-to-cost method, which approximates progress towards completion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

DIS also includes software development ("SD") projects that are contractual arrangements with customers for use of Tripos software developers in an effort to develop a scientific software tool for use in drug discovery. The contractual arrangements are on a "commercially reasonable" basis, and the customer is subject to billings on a time and materials basis. Accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates.

Discovery Research Products and Services

Discovery research sales include sales of chemical compounds from (1) inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

Tripos recognizes revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer. This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of SAB 101. For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds. A purchase order may also be received as confirmation. As stated above, revenue is not recognized until the compounds have been shipped to the customer. The selling price for compounds is fixed according to the terms of the contract or customer's purchase order. Payment terms for chemical compound transactions are Net 30 days. The Company has experienced very few bad debts arising from these product transactions; as a result, collectibility is reasonably assured.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Discovery research activities involve lead compound optimization projects, custom synthesis, and compound design. These contracts are generally call for non-refundable contractual fees tied to time and materials. Accordingly, revenues under contracts of this type are recorded on a time and material basis. When contracts to perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred. Revenue and the contract costs are then recorded upon delivery and acceptance.

Hardware Sales

Hardware sales are recorded upon delivery unless delivered in connection with a contractual arrangement involving term or token software licenses. When hardware is sold in conjunction with a term or token license, the entire contractual revenue amount is recognized ratably over the term or token software license period and the related hardware costs are deferred and recorded in cost of sales ratably over the same period.

Valuation of Accounts Receivable...Due to the nature and credit quality of our customer base (principally major pharmaceutical companies, universities and larger biotechnology companies), provision for bad debts is typically calculated on a case-by-case basis and takes into consideration the age of the outstanding receivable amount by customer, the customer's cash position, and the geographic location of the customer. Historically, we have a very low experience rate of uncollectible amounts. Therefore, management believes that alternative methods for calculating allowances for bad debts such as percentage of net sales or percentage of past-due receivables do not reflect our lower experience rates and thus that the specific identification method is more appropriate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Valuation of Investments in Securities...Marketable securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value and are reflected in Other Comprehensive Income until the assets are sold. At December 31, 2002, this category on our Balance Sheet reflected the market value of our holdings in Arena Pharmaceuticals, Inc. As of December 31, 2003, Marketable Securities also included specific foreign exchange hedge instruments at their market value. The carrying values of all of the investments are reviewed on a quarterly basis and adjustments, due to fluctuations in market pricing and/or impairment, are made to reflect the then current net realizable value.

Capitalization and Valuation of Chemical Compound Costs...Initial costs to develop our LeadQuest compounds (chemical compounds for sale for use in drug discovery) are categorized as research and development expense until such time it becomes probable that a salable library can be successfully produced. Therefore, costs for design, research, and analytical procedures for every library of compounds are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions completed as expected and the product purity and product yields are within acceptable tolerances. This "validation" process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs to inventory once the validation process is completed and successful production is reasonably assured. If the core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Inventory amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve.

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

Derivatives...Tripos at times uses interest rate swap agreements to create a fixed interest rate for portions of our long-term floating rate debt. Additionally, we may enter foreign currency exchange instruments to protect our operating margins when performing on contracts denominated in currencies other than those in use by our selling office. Our internal policies do not allow for speculative trading in derivatives. Use of derivatives is only allowed for hedging or rate protection purposes. Derivative contracts are only allowed with high quality credit worthy financial institutions to further minimize counter-party risk.

Income taxes...Tripos computes income taxes using the liability method. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, and other timing differences. The effective tax rate differs from the statutory tax rate primarily due to the impact of research and development credits, which are subject to interpretation of US federal tax regulations, and the change in valuation allowance related to net operating loss carry-forwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 2. Restatement. This information should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
	2003	2002	2001
		Restated	Restated
Net sales:
Discovery software products & support	44%	45%	44%
Discovery informatics services	6	16	23
Discovery research products & services	48	37	26
Hardware	2	2	7
Total net sales	100	100	100
Cost of sales: *
Discovery software products & support	17	16	14
Discovery informatics services	111	86	47
Discovery research products & services	68	53	35
Hardware	86	88	91
Total cost of sales	48	42	33
Gross profit	52	58	67
Operating expenses:
Sales and marketing	25	31	26
Research and development	24	21	19
General and administrative	13	14	15
Total operating expenses	62	66	62
Income (loss) from operations	(10)	(8)	5
Interest income	--	--	1
Interest expense	(1)	(1)	(1)
Other income (expense), net	18	8	5
Net income (loss) before income taxes	7	(1)	10
Income tax expense (benefit)	3	1	3
Net income (loss)	4	(2)	7
Preferred dividends	-	-	1
Net income (loss) allocable to common shareholders	4%	(2)%	6%

* As a percentage of the corresponding sales

Net Sales. Total net sales increased 10% to $54.1 million in 2003 from $49.1 million in 2002, which was up 6% over the $46.1 million recorded in 2001. These increases were the result of higher revenues in discovery software products and support (7% in 2003 and 11% in 2002) along with the ramp up in the four-year discovery research contract with Pfizer, Inc. to design and synthesize chemical compounds (46% in 2003 and 50% in 2002). Under the Pfizer compound design and synthesis contract (file enrichment), we have the potential to realize up to $90 million of revenue over the planned four-year period. In the first two years of the contract to-date, we have recognized $36.5 million. Therefore, we have the potential to recognize up to $53.5 million over the next two years, with 2005 being less than 2004. At the same time, our discovery informatics service revenues were declining (59% in 2003 and 24% in 2002) due to the lack of significant new contracts and delays in achieving milestones on existing contracts, including our contract with Schering AG. Discovery informatics service is discussed in more detail below. We generate a substantial portion of our revenues from the pharmaceutical industry. Net sales to this industry accounted for approximately 76%, 67% and 64%, of total net sales in 2003, 2002, and 2001, respectively.

Net sales from our activities outside of North America represented approximately 74%, 64% and 45% of total net sales in 2003, 2002 and 2001, respectively, with Europe accounting for 67%, 57% and 39%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. Software license sales in Japan for 2004 could be adversely impacted by an injunction issued by a Japanese court that prevents Tripos' local distributor from selling a certain third-party software product within a Tripos offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

List prices for our software products have had only modest price increases and have therefore remained relatively stable over the last few years. Due to the competitive nature of the software market in which we sell, pricing of our products will remain under pressure for the foreseeable future.

Increasing net sales from period to period is dependent, in part, on our ability to introduce new products and services, which are accepted by the market, and on our ability to penetrate new and existing markets. Sales to existing customers have represented over 90% of total net sales over the last three years.

Total discovery software product and support sales increased 7% to $23.7 million from $22.2 million in 2002 which was up 11% from 2001's $20.1 million. In February 2004, we announced that we would recognize revenues from term and token software licenses ratably over the course of the license terms and accordingly restated our financial statements for fiscal years 1998-2002. Under this revised revenue recognition, the majority of our software licenses are time-based from which the corresponding revenue is recognized on a ratable basis over the length of each license term (typically 1 to 3 years). The revenue from time-based software arrangements in 2003 was over $12 million. In 2002, time-based software license revenues (including our global wide-area network contract with Pfizer) were over $11 million. By comparison, 2001's time-based software license revenues were just over $8 million. Revenue recognition from time-based software license arrangements will normally stretch into subsequent periods depending on the length of individual contract terms. As an illustration, the software revenue deferred from non-cancelable contracts initiated in recent fiscal years that will be recognized in 2004-2007 is projected to be over $17 million. The table presented in "Note 14. Time-based Software License Arrangements" presents the total amounts of deferred revenues from non-cancelable time-based software license arrangements.

Our discovery informatics service activities were significantly impacted by the overall slow down in spending by the pharmaceutical industry that started in mid-2002 and continued into late 2003. We noticed that fewer custom informatics projects were being initiated by major pharmaceutical firms over this period. During the late stages of 2003, the industry started to show signs of recovery in its outsource spending activity in terms of new projects being put out for bid. Discovery informatics service revenues declined by 59% to $3.2 million in 2003 from $8.0 million in 2002. This decline is a result of fewer significant informatics-consulting contracts in 2003 along with an adjustment in the fourth quarter of $802,000 in the revenue recognized on our contract with Schering AG. Tripos achieved a significant data migration milestone under this contract, however, the two companies are in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of the production version of the agreed technology. This would require a scope change to the existing contract. Because these discussions are not finalized, Tripos recorded a charge in 2003 for the estimated project costs in excess of the revenues that it could expect under the current contract terms. In calculating the amount of the charge to be recorded, Tripos assumed that the project would not continue past delivery and rollout of the current production system in mid-2004. This assumption led to a corresponding reduction of approximately $802,000 in the total revenues available under the contract through the expected mid-2004 delivery. Tripos is required to write off these costs and make this adjustment to revenues so that its year-end financial statements fairly reflect the project status and contractual terms as of December 31, 2003. This adjustment assumes completion of the mid-2004 deployment only. It does not include any additional revenues that may be received as a result of the renegotiation to cover functionality and time that were not anticipated in the original contract for full implementation of this project. The 2002 decline of 24% from 2001 in discovery informatics service revenue is primarily due to the lack of new contracts to replace completed ones along with the delay of a key milestone on a major contract with another customer that ultimately reduced our potential revenue from that contract.

We derive discovery research revenues from our compound library product, LeadQuest®, and discovery research activities. Discovery research sales increased 46% to $26.2 million in 2003 from $18.0 million in 2002, which was 50% higher than the $12.0 million recognized in 2001. The primary reason for the increases was initiation of work in January 2002 on a four-year $100 million contract with Pfizer, Inc. to design and synthesize chemical compounds. The project plan called for a ramp-up in the production and delivery of the custom compounds for Pfizer. Revenue is recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method). The original contract called for a minimum two-year commitment from Pfizer. Upon completing the first two years of the contract in 2003, the relationship was amended in early 2004 to reflect a reduction in compound collection production and a corresponding move into next-stage hit follow-up work between Tripos and Pfizer. The amendment also reflects a further minimum commitment through 2004 and a revised expected 4-year revenue total of $90 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Hardware revenues grew 2% in 2003 to just under $1.0 million compared just over $900,000 in 2002, a decrease of 73% from $3.5 million in 2001. We do not aggressively promote hardware due to its low-margin, but merely provide access to product as a convenience to customers. The high-end server and workstation equipment that we traditionally have recommended to our customers continues to face growing competition from lower cost alternatives. This change, combined with the fact that we do not actively pursue or market hardware products, is reflected in the trend of an overall decrease in sales of these products in recent years.

Cost of Sales. Total cost of sales increased 27% to $26.2 million in 2003 from $20.6 million in 2002, which in turn was up 35% from $15.2 million in 2001. These costs represent 48%, 42% and 33% of total net sales, respectively.

Costs of software products and support represented 17%, 16% and 14% of software license and support sales in 2003, 2002 and 2001, respectively. Costs of software products and support consist of amortization of capitalized software, royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation. Staffing costs are expected to increase in future periods at or near the rates of cost of living increases. The increases in cost as a percent to sales in 2003 and 2002 resulted from a change in the mix of internal versus third-party products sold, thus resulting in higher royalty payments. The effective rate of royalties has risen in recent years, however, it is expected to stabilize over future periods.

Costs of discovery informatics services (DIS) represented 111%, 86% and 47% of discovery informatics service revenues in 2003, 2002 and 2001, respectively. Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients. 2003 cost of DIS exceeded revenues due to the additional anticipated losses under our contract with Schering AG. As stated above in the discussion of DIS revenues, Tripos is involved in negotiations with Schering to amend the specifications and financial arrangements necessary to complete the development and deployment of the production version of the previously agreed technology. Because these discussions are not finalized, Tripos recorded a charge of approximately $813,000 for the estimated project costs in excess of the total project revenues that it could expect under the current contract terms. In calculating the amount of the charge to be recorded, Tripos was required to utilize the existing contract terms, and could not assume that the project would continue past delivery and rollout of the current production system in mid-2004. Tripos is required to accrue these excess costs so that its year-end financial statements fairly reflect the project status as of December 31, 2003.

The significant increase in the cost of discovery informatics in 2002 is principally attributable to a delayed milestone and subsequent restructuring of a contract with another customer. We expensed the anticipated costs to complete the delayed milestone in the second quarter of 2002 when it became apparent that we would incur a loss on that specific milestone. We took a charge in the fourth quarter of 2002 to reflect the anticipated loss to complete the remainder of the contract. As of the date of this report, Tripos has successfully delivered interim versions of the software on the agreed due dates and remains on pace to complete the assignment for the anticipated loss accrued for in 2002.

Costs of discovery research products and services represented 68%, 53% and 35% of discovery research sales in 2003, 2002 and 2001, respectively. The cost of the discovery research business is represented by the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. Discovery research contracts may also include third-party costs for production of larger quantities of intermediate or scale-up materials. As a result, variability in cost of sales may be attributed to the mix of compound products and discovery research revenues. The increases in cost of sales of discovery research activities in 2003 and 2002 are attributable to the ramp up in production for the Pfizer compound design and synthesis contract. Increased costs were primarily the result of the required outsourcing to successfully deliver against the contract, combined with the financial impact of the decline of the US dollar against the Great Britain Pound Sterling where the operation is based. See the discussion of discovery research revenues above for additional information on this contract. In 2001, two large compound orders had the significant effect of lowering the average cost of sales for the year.

Costs of hardware represented 86%, 88%, and 91% of hardware sales in 2003, 2002 and 2001, respectively. Cost of hardware consists of the direct costs of hardware sold. We expect the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit was $27.9 million in 2003, $28.5 million in 2002 and $30.9 million in 2001, which represents gross profits of 52%, 58% and 67%, respectively. The decreases in gross margin are attributable to the increase in the effective rate of royalties on software products, cost overruns on two major informatics contracts and the ramp-up on the Pfizer compound file enrichment project. The rate of decrease in gross profit is expected to slow in future periods but is dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and Marketing Expenses decreased 15% to $13.2 million in 2003 from $15.5 million in 2002, which was an increase of 29% from $12.0 million in 2001. Sales and marketing expenses represented 25%, 31% and 26% of 2003, 2002, and 2001 total net sales, respectively. During 2002, we invested in our Sales and Marketing organization to expand our territory coverage and promotional activities to position us for future growth. This investment plus higher commission expense resulting from increased software and discovery research business accounted for the increased costs in 2002. 2003 sales and marketing costs were less than 2002 due to lower commissions (of approximately $1 million), open Senior Vice President position for the entire year (estimated at $300,000) along with an overall reduction in spending on selling and marketing activities.

Research and Development Expenses increased 28% to $12.9 million in 2003 from $10.1 million in 2002, which was up 13% from $8.9 million in 2001. R&D costs represented 24%, 21%, and 19% of net sales in 2003, 2002 and 2001, respectively. The increased spending for R&D reflects additional chemistry research staff at Tripos Receptor Research and software development work that is not directly related to customer contracts or is for product development that has not yet qualified for capitalization under FAS 86.

Research and development expenses, including the amount of capitalized costs were $14.2 million in 2003, $13.8 million in 2002 and $10.3 million in 2001. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes software development costs for external use. Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, develop new technologies for use in our informatics consulting work, and pursue novel compound templates for inclusion in our LeadQuest® libraries. Costs associated with researching novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

General and Administrative Expenses increased 5% to $7.2 million in 2003 from $6.9 million in 2002 which was down by 8% from $7.5 million in 2001. G&A expenses represented 13%, 14% and 15% of net sales for 2003, 2002 and 2001, respectively. The increase in G&A expense in 2003 is a primarily the result of legal fees to defend against the class action lawsuit, additions to staff, increased costs from new securities regulations and higher corporate insurance premiums. The decrease in G&A expense in 2002 was principally due to a reduction in bonus expense. We expect general and administrative expenses to remain relatively stable as a percentage of sales in the future.

Interest Income was $208,000 in 2003, $216,000 in 2002 and $322,000 in 2001 reflecting a decreasing average amount of cash on hand year over year and lower interest rates. Previously, interest income included the amount of imputed interest calculated from effectively discounting the extended accounts receivable generated from multi-year software license contracts. Imputed interest has been reclassified back to software license revenue under the restatement.

Interest Expense of $516,000 in 2003, $376,000 in 2002 and $599,000 in 2001 was from interest due on the long-term note payable for the corporate building, the line-of-credit, and interest on capital leases. Interest expense has varied commensurate with the change in average outstanding debt balances. The Company's mortgage loan had a fixed interest rate in 2001, 2002 and through the first four months of 2003 at a rate in excess of 7.4%. Upon expiration of the fixed interest rate period, the floating rate incurred by the Company averaged 3.4% for the remainder of 2003.

Other Income was $9.4 million in 2003, $3.6 million in 2002 and $2.5 million in 2001. 2003 other income included a $6.7 million pre-tax gain on the sale of just under 1.3 million shares of Arena Pharmaceuticals. In addition, the Company benefited from a $0.9 million gain on the mark-to-market of a series of foreign exchange hedges that fixed the rate of U.S. dollars to British pounds. Also, due to the weakness of the U.S. dollar, our European subsidiaries recorded currency exchange gains of approximately $2.0 million. In 2002, other income included $3.6 million from the sale of 619,000 shares of Arena Pharmaceuticals, Inc. common stock. During 2001, we had income of $2.4 million from the sale of 100,000 shares during Arena's follow-on offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense (Benefit). Our tax expense (benefit) was $1.6 million in 2003, $(0.6) million in 2002 and $1.6 million 2001. The effective tax rates were 42.8%, 105.8% and 33.6% for 2003, 2002 and 2001, respectively. The effective tax rates for 2003, 2002 and 2001 reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for those tax years (each ending December 31). Furthermore significant additional deferred tax assets were created related to the restatement for which an incremental valuation allowance has been established. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

Liquidity and Capital Resources

Net cash used by operating activities in 2003 was $1.4 million. Sources of operating funds for 2003 were net income of $2.1 million, net collections of accounts receivable of $0.2 million, changes in net deferred tax position of $2.7 million, additions to accounts payable & accrued expenses of $1.7 million, increased deferred revenue of $1.8 million plus the add-back of non-cash depreciation and amortization expenses of a combined $3.7 million. Uses of operating funds in 2003 were increases to inventory of $5.4 million (includes approximately $3.0 million of product awaiting shipment to Pfizer) and an increase in prepaid expenses of $0.5 million. In addition, we backed out the effect of gains on sales of shares of Arena Pharmaceuticals of $6.7 million and the appreciation in our foreign currency forward contracts of $0.9 million. Depreciation expense has grown over the past two years as a result of our capital investments in the U.K. which lead to another increase in 2004 as we place our expanded laboratory into service and complete the acquisitions of scientific equipment. Inventory levels are expected to remain at or below current levels as we have achieved optimum production levels for our delivery commitments to Pfizer.

In 2002, net cash used by operating activities was $5.5 million. The use of funds was attributable to increases in inventories of $2.8 million, increased prepaid expenses of $0.7 million, net increase in deferred tax expense of $2.9 million along with decreases in accounts payable and accrued expenses of $0.8 million. Sources of operating cash were net collections of accounts receivable of $0.8 million and increases to deferred revenue of $1.8 million. The non-cash depreciation and amortization expenses of $2.0 million and $0.7 million, respectively are added back to net income of $32,000. Inventory growth in 2002 was primarily attributable to production ramp up for the Pfizer compound design and synthesis contract. The gain on the sale of shares of Arena Pharmaceuticals of $3.6 million was backed out of the net loss to show the effect operations on our cash position. The growth in deferred revenue is principally attributable to the prepayments received in our Discovery Research contracts.

Investing activities in 2003 consumed a net of $3.4 million. We spent $10.8 million on our U.K. laboratory facility building and equipment along with $1.3 million for the development of our Registration, Inventory and Ordering software technology to be released in 2004. These expenditures were substantially funded by the $8.8 million of proceeds from the sale of shares in Arena Pharmaceuticals. As of December 31, 2003, we have 31,000 shares (market value of $192) of Arena remaining. Additionally, we made investments in A.M. Pappas Life Science II fund of $0.4 million in 2003, however, we took a combined write-down of our investment in Signase, Inc. and the Life Science II fund of $0.2 million as discussed in Notes 17 and 18 below.

Net cash used for investing activities was $5.4 million in 2002. The primary investments were in fixed assets of $8.0 million, principally related to the expansion of our chemistry laboratories in the U.K., capitalized software development costs for laboratory research support systems of $1.4 million along with a net combined investments in Signase, Inc. and the Life Science II fund of $0.6 million as part of our strategic efforts to obtain access to more collaboration partners. These investments were partially offset by the $4.6 million of proceeds from the sale of 619,000 shares of Arena Pharmaceuticals.

Financing activities yielded a net $9.6 million of cash in 2003. We financed $5.4 million of capital equipment and fixtures at our chemistry laboratory through capital leases. Our outstanding borrowings on bank lines of credit increased net $5.3 million. Payments on capital leases were $1.5 million. We also received $0.4 million from shares issued under employee stock plans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities in 2002 was $5.8 million. This funding was in the form of $3.0 million from the issuance of stock to participants in our stock purchase and stock option plans along with $4.7 million of debt financing from our credit facilities with LaSalle Bank. During 2002, we made payments on capital leases and long-term debt of $1.0 million and paid a cash dividend on preferred shares of $0.9 million to LION Bioscience AG upon conversion of their holdings of preferred shares to common stock.

In 2004, we will be funding the completion of our laboratory expansion project at our U.K. research facility. We estimate that we will expend approximately $5 million for capital to complete the project (balance of payments on the building and remaining equipment requirements net of government grants). Additionally, over the next 12 to 18 months, we will be required to fund the remainder of our investment commitment ($1.0 million) to the Life Science II Investment Fund.

At December 31, 2003, Tripos was in violation of its minimum shareholders' equity covenant under our $6.0 million line of credit and mortgage loans with LaSalle Bank. In response to this violation and the changes arising from the restatement, on March 24, 2004 the Company and LaSalle Bank entered into a commitment letter providing for alternative financing structures. Upon execution of an amendment to the existing facility, the modified facility, which remains at $6.0 million for the revolving line of credit, would become a one-year commitment with fewer covenants (interest coverage and minimum shareholders' equity), a clean-down provision and a slight increase in associated fees. The maturity date on the mortgage loan remains unchanged (December 2005). The expected change in the line of credit portion of the facility better addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting the expected working capital funding needs in 2004. At December 31, 2003, we had outstanding borrowings of $6.0 million on the line of credit that were classified as short-term debt. In addition, we had $2.4 million of borrowings outstanding on the temporary line of credit. The temporary line of credit was paid in full prior to its expiration in early February 2004 along with payments of $1.2 million on the regular line of credit. Completion of this alternative financing structure is subject to a number of customary contingencies, including negotiation and execution of definitive documentation. The Company expects to complete the amendment early in the second quarter of 2004, but can provide no assurance that the amendment will be completed or that LaSalle Bank will not require additional terms adverse to the Company. In the event that the Company is unable to amend its credit facility on appropriate terms, the Company's capital resources and liquidity would be adversely affected.

We are in final stages of negotiation and documentation to obtain additional capital and operating lease financing to fund a portion of our remaining 2004 capital expenditure requirements for the laboratory. The remainder of operating needs and capital expenditures are expected to be funded through operations. We have made reductions in staff (14) in early 2004 along with continued controls on spending to help achieve this goal. Activities over and above normal operations may require additional sources of funding that are not presently identified. However, we believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank, if any, and incremental capital leases, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. See Note 12 of the Notes to Consolidated Financial Statements for a discussion of the credit facilities available to us. We expect that our capital expenditure requirements will drop substantially upon completion of the chemistry laboratory expansion in 2004. As a result, the current need for external funding will be reduced in future periods.

Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, fund participation in new therapeutic collaborations, or enhance our capital base for other purposes. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Foreign Currency Translations

Our foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to material foreign currency gains or losses. Under certain circumstances, selected contracts may expose Tripos to substantial foreign exchange risk. At times we may experience some positive and/or negative impact from foreign currency translations. For example, under the terms of our contract with Pfizer to perform discovery research services, we are currently being paid in US Dollars and incurring related costs in Great Britain Pounds Sterling, which has had a negative impact on our gross margins in this business area in 2003. Overall, however, due to the relative stability of the currency of the countries in which we operate and the level of investment in each country, our current intent is to retain assets within our foreign operations to fund those operations.

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

Section 401 of the Act (effective for periods ending after December 15, 2002) requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships. For the periods ending December 31, 2003 and 2002, Tripos had no off-balance sheet transactions or arrangements other than ordinary operating leases that are further discussed in Note 8 of Tripos' consolidated financial statements contained in this Form 10-K. In prior years we used a Foreign Sales Corporation ("FSC") for certain tax benefits arising from our foreign sales activities. Due to tax law changes, we have ceased use of this tax strategy and dissolved the FSC entity on December 31, 2002.

The table that follows summarizes existing contractual obligations by type:
(000's omitted)	Payments due by period *
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Debt	$13,101	$9,003	$4,098	$ --	$ --
Capital Lease Obligations	4,921	2,270	2,651	--	--
Operating Leases	4,606	930	1,496	725	1,455
Purchase Obligations +	6,042	5,900	142	--	--
Total	$28,670	$18,103	$8,387	$725	$1,455

* Interest rates on the floating rate long-term debt are assumed to be constant for the purposes of this table. For this table, we have assumed that the full amount of the $6,000,000 revolving credit facility is outstanding throughout 2004 and the first half of 2005 that would generate an interest payable of $352,500 at a constant rate of 3.9%. For the mortgage loan we have assumed an interest rate of 3.4% until maturity in December 2005.

+ Purchase Obligations represent remaining commitments for material capital expenditures (building and equipment) related to the expansion our chemistry laboratory at Tripos Receptor Research and committed outsourcing of chemical production.

Section 402 of the Act prohibits any new loans to officers and directors and renewals of existing loans to officers and directors, except in specific circumstances. During 2001 we made a 30-month loan to Douglas A. Danne, our then Senior Vice President-Commercial Operations in the amount of $175,000 of which $137,400 remained outstanding at December 31, 2002. Mr. Danne left the Company in late 2002. No payments were received during 2003 although we are continuing to take steps to collect the remaining amount outstanding. However, due to Mr. Danne's personal financial situation, the Company took a charge in the first quarter of 2003 for the probability that the amount remaining due would not be repaid.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cautionary Statements - Additional Important Factors to be Considered

Our future results could differ materially from those discussed in this Annual Report. Factors that could contribute to such differences, include, but are not limited to, the following:

We cannot be certain that our sales strategy will be effective in achieving additional sales of our products. Our strategy of providing direct integration of sophisticated information technology with the experimental sciences in the form of chemical laboratories to produce faster, more cost-effective new product discovery has not yet garnered widespread commercial acceptance. This integrated approach requires our sales force to broaden its existing knowledge base in selling discovery software to include selling software consulting and discovery research. We cannot be certain that our sales force will be able to efficiently widen its knowledge base and then apply that information to make additional sales. There can be no assurance that the market will accept our integrated approach or that competitors will not offer other approaches that gain greater technological acceptance.

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

Our current and potential customers consist primarily of pharmaceutical and biotechnology companies, which face risks that could affect our ability to sell our products. We have benefited to date from the increasing trend among pharmaceutical and biotechnology companies to outsource chemical research and development projects. However, a reversal or slowing of this trend or a general economic downturn in these industries, such as experienced in 2002, could have a material adverse effect on our business, financial condition and results of operations. Thus, our ability to generate revenue is subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within our industry. These risks and uncertainties are not within our control. In addition, further consolidation in the pharmaceutical and biotechnology industries will reduce the number of our potential customers, and may adversely affect our future revenues. If one of the parties to a consolidation uses the products or services of one of our competitors, we may lose existing customers as a result of such consolidation.

Dependence on Large Customers. We seek to enter into large, multi-year contracts with large pharmaceutical companies and biotechnology companies. It is difficult for us to predict when contracts of this nature will be awarded or the terms of these contracts. In addition, the terms of these contracts may permit the customer to terminate the contracts or reduce their requirements. We may not always be in a position to adjust utilization of our resources to the needs of one or more of these large-contract customers.

We face intense competition. We compete globally with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions in size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and developing and optimizing chemical processes. These competitors may have greater financial and other resources and more experience than we have in certain research and development methods. In addition, internal departments of corporations may be resistant to outsourcing software development, because it could reduce those departments' budgets. Moreover, our competitors may, in the future, offer broader product lines or technologies or products that are more commercially attractive than our current or future products or that may render our technologies or products obsolete.

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

Our quarterly operating results could vary significantly. We have historically experienced fluctuations in our quarterly results. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our business and operating results could be adversely affected by our inability to accurately estimate the revenue or costs on a contract. We seek to enter into long-term contracts with our customers, which generally are accounted for on a percentage-of-completion basis. This methodology requires the ability to accurately estimate total costs to be incurred in order to match revenues accordingly. If we are unable to accurately estimate the costs of these projects, we may be required to defer costs and revenues on these contracts until milestone delivery events are achieved (costs are assured). Profitability on these contracts may be driven by the extent of utilization of our billable personnel and our ability to control project costs. Accounting for a contract requires judgment relative to assessing the contract's estimated risks, revenue and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.

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

We may not be able to recruit and retain the experienced scientists we need to compete in our industry. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new scientific personnel. We compete with consulting companies for experienced computer programmers to carry out our software consulting contracts. We cannot be assured that we will continue to be successful in attracting and retaining qualified personnel should the worldwide demand for these skilled individuals increase. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

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

Item 7a. Market Risks

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates. To date, interest rate exposure has not resulted in a material impact. During 2003, the Company did experience a significant impact from foreign exchange. The costs to perform the custom design and synthesis contract with Pfizer are incurred in British pounds sterling while we are compensated in U.S. dollars. As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound. Part of this effect was offset through foreign currency forward contracts whose gains were recorded in "Other Income".

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although during 2003, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $17.7 million and $10.4 million at December 31, 2003 and 2002, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $1.8 million and $1.0 million at December 31, 2003 and 2002, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan. During 2002 and early 2003, we had fixed a portion of our floating rate interest risk on the mortgage loan through the purchase of swap instruments. The interest rate swap agreements expired in April 2003 and were not replaced. Unrealized loss on our interest rate swap at December 31, 2002 was not significant. We will continue to monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and will endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
In thousands (except per share amounts)	December 31,	December 31,
	2003	2002
Assets:		Restated
Current assets:
Cash and cash equivalents	$ 2,945	$ 1,861
Marketable securities	1,121	8,440
Accounts receivable, less allowance for doubtful accounts of $390 in 2003 and $246 in 2002	16,662	15,849
Note receivable from former executive	--	137
Inventory	12,863	7,375
Deferred income taxes	--	--
Prepaid expenses	5,054	4,228
Total current assets	38,645	37,890
Property and equipment, less accumulated depreciation	27,926	20,373
Capitalized development costs, net of accumulated amortization of $581 in 2003 and $324 in 2002	2,417	1,402
Goodwill	965	965
Investments recorded at cost	1,352	1,200
Deferred income taxes	--	476
Other, net	390	665
Total assets	$ 71,695	$ 62,971

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital leases	$ 10,510	$ 455
Accounts payable	2,405	1,128
Accrued expenses	7,688	6,562
Deferred revenue	17,079	15,693
Deferred income taxes	219	1,427
Total current liabilities	37,901	25,265

Long-term portion of capital leases	2,463	149
Long-term debt	3,915	7,233
Deferred income taxes	422	--

Shareholders' equity
Common stock, $.005 par value; authorized 20,000 shares;
issued and outstanding 9,046 shares in 2003 and 8,889 shares in 2002	45	44
Additional paid-in capital	36,502	36,077
Retained earnings (deficit)	(8,321)	(10,421)
Other comprehensive income (deficit)	(1,232)	4,624
Total shareholders' equity	26,994	30,324
Total liabilities and shareholders' equity	$ 71,695	$ 62,971

See notes to consolidated financial statements

Consolidated Statements of Operations
In thousands, except per share amounts
	Year ended	Year ended	Year ended
	December 31, 2003	December 31, 2002	December 31, 2001
		Restated	Restated
Net sales:
Discovery software products & support	$ 23,702	$ 22,182	$ 20,070
Discovery informatics services	3,241	7,956	10,488
Discovery research products & services	26,245	18,016	12,024
Hardware	960	937	3,514
Total net sales	54,148	49,091	46,096
Cost of sales:
Discovery software products & support	3,949	3,480	2,830
Discovery informatics services	3,588	6,817	4,941
Discovery research products & services	17,879	9,484	4,261
Hardware	824	820	3,203
Total cost of sales	26,240	20,601	15,235
Gross profit	27,908	28,490	30,861
Operating expenses:
Sales and marketing	13,195	15,476	12,007
Research and development	12,917	10,102	8,904
General and administrative	7,241	6,886	7,506
Total operating expenses	33,353	32,464	28,417
Income (loss) from operations	(5,445)	(3,974)	2,444
Interest income	208	216	322
Interest expense	(516)	(376)	(599)
Gain on sale of marketable securities	6,659	3,560	2,387
Unrealized loss on investment in Signase, Inc.	(150)	(405)	--
Other income, net	2,913	424	100
Income (loss) before income taxes	3,669	(555)	4,654
Income tax expense (benefit)	1,569	(587)	1,563
Net income (loss)	2,100	32	3,091
Preferred dividends	--	37	450
Net income (loss) allocable to common shareholders	$ 2,100	$ (5)	$ 2,641

Basic earnings (loss) per share	$0.23	$(0.00)	$0.36
Basic weighted average number of shares	8,949	8,615	7,369
Diluted earnings (loss) per share	$0.23	$(0.00)	$0.33
Diluted weighted average number of shares	9,333	8,615	9,441
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
In thousands	Year ended	Year ended	Year ended
	December 31, 2003	December 31, 2002	December 31, 2001
		Restated	Restated
Operating activities:
Net income (loss)	$ 2,100	$ 32	$ 3,091
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,161	1,955	1,727
Amortization of capitalized development costs and goodwill	493	723	216
Appreciation in foreign currency hedge instruments	(941)	--	--
Gain from the sale of marketable securities	(6,659)	(3,560)	(2,387)
Deferred income taxes	2,653	(2,960)	131
Change in operating assets and liabilities:
Accounts receivable	192	793	(3,558)
Inventories	(5,426)	(2,826)	246
Prepaid expenses and other current assets	(494)	(689)	(431)
Accounts payable and accrued expenses	1,668	(836)	4,302
Deferred revenue	1,824	1,846	(2,785)
Net cash provided by (used in) operating activities	(1,429)	(5,522)	552
Investing activities:
Purchases of property and equipment	(10,763)	(8,009)	(2,550)
Capitalized development costs	(1,272)	(1,416)	(89)
Proceeds from the sale of marketable securities	8,798	4,615	2,894
Acquisition, including investments in unconsolidated affiliates	(154)	(620)	(525)
Net cash used in investing activities	(3,391)	(5,430)	(270)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	428	2,982	3,108
Cash dividends paid on Series B preferred stock	--	(893)	--
Proceeds from capital lease financing transaction	5,418	19	475
Proceeds from issuance of long-term debt	19,030	4,711	--
Payments on long-term debt and capital lease obligations	(15,230)	(1,000)	(864)
Net cash provided by financing activities	9,646	5,819	2,719
Effect of foreign exchange rate changes on cash and cash equivalents	(3,742)	7	180
Net increase (decrease) in cash and cash equivalents	1,084	(5,126)	3,181
Cash and cash equivalents at beginning of year	1,861	6,987	3,806
Cash and cash equivalents at end of year	$ 2,945	$ 1,861	$ 6,987

Non-cash activity:
Conversion of redeemable preferred stock	--	$ 8,971	--
Stock issued to Accenture LLP	--	$ 1,000	--
See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity
In thousands			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at December 31, 2000, as reported	7,138	$ 36	$ 20,023	$ (3,480)	$ 7,378	$ 23,957
Cumulative effect of restatement	--	--	--	(9,577)	--	(9,577)
Balance at December 31, 2000, restated	7,138	36	20,023	(13,057)	7,378	14,380
Stock issued under stock purchase plan	117	1	640	--	--	641
Stock issued under stock option plan	332	1	1,019	--	--	1,020
Stock issued under director compensation plan	3	--	40	--	--	40
Tax benefit on exercised stock options	--	--	1,408	--	--	1,408
Accretion of dividends on Series B preferred stock	--	--	--	(450)	--	(450)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(123)	(123)
Unrealized gain on securities:
Unrealized holding gains	--	--	--	--	827	827
Less: reclassification for gains included in net income					(1,487)	(1,487)
Net income	--	--	--	3,091	--	3,091
Total comprehensive income						1,604
Balance at December 31, 2001, restated	7,590	38	23,130	(10,416)	6,595	19,347
Stock issued under stock purchase plan	91	--	794	--	--	794
Stock issued under stock option plan	354	2	1,438	--	--	1,440
Stock issued under director compensation plan	3	--	42	--	--	42
Tax benefit on exercised stock options	--	--	706	--	--	706
Accretion of dividends on Series B preferred stock	--	--	--	(37)	--	(37)
Conversion of Series B preferred stock	818	4	8,967	--	--	8,971
Stock issued to collaborators	33	--	1,000	--	--	1,000
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	1,005	1,005
Unrealized gain on securities:
Unrealized holding losses	--	--	--	--	(758)	(758)
Less: reclassification for gains included in net income	--	--	--	--	(2,218)	(2,218)
Net income	--	--	--	32	--	32
Total comprehensive income						(2,186)
Balance at December 31, 2002, restated	8,889	44	36,077	(10,421)	4,624	30,324
Stock issued under stock purchase plan	105	1	747	--	--	748
Stock issued under stock option plan	46	--	124	--	--	124
Stock issued under director compensation plan	6	--	43	--	--	43
Valuation allowance on tax benefit from exercised stock options	--	--	(489)	--	--	(489)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(2,067)	(2,067)
Unrealized gain (loss) on securities:
Unrealized holding losses	--	--	--	--	8	8
Less: reclassification for gains included in net income	--	--	--	--	(3,797)	(3,797)
Net income	--	--	--	2,100	--	2,100
Total comprehensive income						(1,697)
Balance at December 31, 2003	9,046	$ 45	$ 36,502	$ (8,321)	$ (1,232)	$ 26,994
Share amounts reflect 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements December 31, 2002

In thousands, except per share data

________________________________________________________________________________________________

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization. We deliver chemistry products and services, software products and services along with analysis services that advance customers' creativity and productivity in pharmaceutical, biotechnology and related life sciences research enterprises worldwide. We are also a value-added reseller of third-party hardware products required to operate our software products. A substantial portion of our business is conducted with pharmaceutical companies, however, we are not economically dependent on any single customer on an ongoing basis. During 2003, 52% of our revenue came from our relationships with Pfizer, Inc. while in 2002, 33% of our global revenue was from Pfizer.

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

Cash and Cash Equivalents are highly liquid investments with maturities of three months or less from the date purchased.

Marketable Securities consist of investments in equity securities of unconsolidated affiliates and are held as available-for-sale. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold. At December 31, 2003 and 2002, Marketable Securities on the Balance Sheet was comprised of 31 and 1,297 shares of Arena Pharmaceuticals, Inc. that had market values of $192 and $8,440, respectively. Other Comprehensive Income at December 31, 2003 and 2002 included an unrealized after-tax gain of $83 and $3,889, respectively, as calculated on an average cost per share basis.

Investments Recorded at Cost consist of investments in common stock and limited partnerships that are accounted for under the cost method as permitted under Accounting Principles Board Opinion No. 18.

Accounts Receivable includes current outstanding invoices billed to customers. Invoices are typically issued with Net 30 day terms upon shipment of product or upon achievement of billable events for service-based contracts. Our bad debt experience from uncollectible accounts has been historically immaterial. As a result, we provide a reserve for bad debts on a specific account basis if and when customer payment problems arise.

Capitalization and Valuation of Chemical Compound Costs. Initial costs to develop our LeadQuest compounds (chemical compounds for sale for use in drug discovery) are categorized as research and development expense until such time as it is probable that a salable library can be successfully produced. Therefore, costs for design, research, and analytical procedures for every library of compounds are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions completed are as expected and the product purity and product yields are within acceptable tolerances. This "validation" process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs to inventory once the validation process is completed and successful production is reasonably assured. If the core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Inventory amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Accounting Estimates.The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Development Costs primarily consist of software development costs related to new products that are capitalized after the establishment of technological feasibility (working model) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. During 2003 and 2002 capitalized costs were $1,272 and $1,340, respectively related to development work on a laboratory research and inventory support system to be marketed to external customers. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, we use an estimated economic life of three to five years for all capitalized software development costs. We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. For 2003 and 2002, amortization of software developed for sale was $258 and $233 respectively.

Goodwill represents the excess of the cost of the net assets acquired of Tripos Receptor Research Ltd. over its fair value. Goodwill was amortized on a straight-line basis over 15 years. Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of periodic evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value. The Company performed formal impairment tests of goodwill in 2003 and 2002 and will continue to do so on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of Tripos Receptor Research Ltd. below its carrying value. The impact of no longer amortizing goodwill did not result in a material difference in either 2002 or 2003 results as compared to prior years.

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

Derivative Instruments. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value. We enter into derivative contracts, principally currency hedges, to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions. Additionally, we have previously entered interest rate swap contracts to effectively convert portions of our floating rate debt to a fixed rate. We do not attempt to speculate on the direction of currency rates nor interest rates. We take this conservative approach to protect against the risk of loss only. See Note 19 for a further discussion of Financial Instruments.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes are computed using the liability method. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards.

Revenue Recognition

Discovery Software Products

 The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from software license agreements are recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

 The Company allocates revenues on perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to maintenance and support services, and training. The Company sells training separately and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts, which is based on a fixed percentage of license revenue. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on an "when-and-if-available" basis. Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

Term and Token licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company does not have VSOE to determine fair value of the maintenance and support in term and token arrangements. The Company recognizes revenues from these bundled term licenses ratably over the license term, which is typically 1 to 3 years.

Discovery Informatics Services

Included in discovery informatics services are contracts for software consulting as well as software development.

Discovery Informatics Services (DIS) represent contracts for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects). Technological feasibility exists on these software arrangements and they typically include installation at the customer's site. We account for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

In applying the provisions of SOP 81-1 the percentage of completion is utilized. For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer. For contracts without distinct milestones, we measure progress using the cost-to-cost method, which approximates progress towards completion.

Software Development ("SD") projects are contractual arrangements with customers for use of Tripos software developers in an effort to develop a scientific software tool for use in drug discovery. The contractual arrangements are on a "best efforts" basis, and the customer is subject to billings on a time and materials basis. Accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Discovery Research Products and Services

Discovery research sales include sales of chemical compounds from (1) inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

Sales of chemical compounds from inventory are recorded upon delivery.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Discovery research activities involve lead compound optimization projects, custom synthesis, and compound design. These contracts are generally on a "best efforts" basis and call for non-refundable contractual fees tied to time and materials. Accordingly, revenues under contracts of this type are recorded on a time and material basis. When contracts to perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred. Revenue and the contract costs are then recorded upon delivery and acceptance.

Hardware Sales

Hardware sales are recorded upon delivery unless delivered in connection with a contractual arrangement involving term or token software licenses. When hardware is sold in conjunction with a term or token license, the entire contractual revenue amount is recognized ratably over the term or token software license period and the related hardware costs are deferred and recorded in cost of sales ratably over the same period.

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

The components of accumulated other comprehensive income, net of related tax, at December 31, 2003 and December 31, 2002 are as follows:

	2003	2002
Foreign currency translation adjustments	$ (1,315)	$ 725
Unrealized gains on marketable securities	83	3,899
Accumulated other comprehensive income	$ (1,232)	$ 4,624

Earnings Per Common and Dilutive Share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares may consist of outstanding stock options and the assumed conversion of the Series B Preferred shares (for periods in which the Series B shares were outstanding). See Note 13 for additional information regarding earnings per share.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications. Certain reclassifications have been made to prior years' balances to conform with the current year presentation.

Stock-Based Compensation. At December 31, 2003, Tripos had the stock-based employee compensation plans described in Note 23. We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Our stock option plans have fixed stock option awards (grants) that vest over a period of four years (pro-rata). The impact shown below reflects the accelerated expense method of applying SFAS 123.
	2003	2002	2001
		Restated	Restated
Net income (loss) allocable to common shareholders as reported	$ 2,100	$ (5)	$ 2,641
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,823	3,986	2,783
Pro forma net income (loss) allocable to common shareholders	$ 277	$ (3,991)	$ (142)

Pro forma earnings (loss) per share:
Basic - as reported	$0.23	$(0.00)	$0.47
Basic - pro forma	$0.03	$(0.46)	$(0.02)
Diluted - as reported	$0.23	$(0.00)	$0.47
Diluted - pro forma	$0.03	$(0.46)	$(0.02)

________________________________________________________________________________________________

2. Restatement

Since its adoption of SOP 97-2 in 1998, Tripos has allocated revenue from time-based software license arrangements (term and token software arrangements) between software and post-contract customer support (PCS). The Company recognized software license revenue upon delivery of the software while recognizing the revenue attributed to PCS over the term of the contract. Revenue related to time-based arrangements was previously allocated between software licenses and PCS based on the historical relationship between perpetual software license and PCS when sold separately. The Company believed that the fair value of PCS sold under its perpetual arrangements was sufficient evidence of fair value under the token arrangements (VSOE) as the products sold in token arrangements exhibited characteristics of similar pricing and similar useful lives as compared to its products sold under perpetual agreements.

Based on additional analysis, Tripos determined it does not have sufficient VSOE to determine fair value under the requirements of SOP 97-2 for time-based software license arrangements. The Company determined it has misinterpreted certain provisions of SOP 97-2 since adoption of SOP 97-2 by the Company on January 1, 1998, as the PCS element was not sold separately within time-based software arrangements. Revenues under time-based software license arrangements where VSOE does not exist are now recognized ratably over the license term.

In addition, we have restated for the revenues and associated cost of sales of certain hardware and technology licenses when sold with a time-based software license arrangement to be recognized over the term of the software arrangement. Cost of sales has been adjusted to reflect the ratable recognition of royalty expense that is directly attributable to time-based software license arrangements to properly match revenues and associated costs. Because token software arrangements contain extended payment terms, we had historically discounted extended payments and recorded imputed interest. As a result of the change to ratable revenue recognition, our results no longer reflect the discounting of notes receivable and imputed interest. Based on these determinations, we have restated our financial statements for the years ended December 31, 1998 through 2002.

2. Restatement (continued)

The cumulative effect of these restatements on retained earnings as of December 31, 2000 is a reduction of $9,575. This restatement does not affect Tripos' liquidity or cash flow, and does not reflect any change in the company's future business prospects. The effect of the restatement on 2002 and 2001 is summarized in the tables below.

In addition, certain reclassifications have been made to the historical statement of operations, including reclassifying the direct costs associated with providing PCS to cost of sales from sales and marketing expense. Additionally, we have reclassified revenues within discovery informatics to include all software product licenses within Discovery Software Products & Support. Further, certain costs related to collaborative software development that historically had been presented in research and development expense have been reclassified to cost of sales. These reclassifications in 2002 and 2001 are also summarized in the tables below.

The following table summarizes the impact of the restatement on total net sales, total cost of sales and net income (loss) for the restated periods prior to 2001:

1998-2000
Cumulative 1998 through 2000 net revenue, as previously reported	$ 81,845
Cumulative net effect of change to ratable recognition of software	(10,653)
Cumulative net effect of change to ratable recognition of related hardware	(267)
Cumulative net effect of change to ratable recognition of informatics licenses	(322)
Cumulative effect of reclassification of imputed interest to software revenue	413
Cumulative 1998 through 2000 net revenue, as restated	71,016

Cumulative 1998 through 2000 net cost of sales, as previously reported	21,932
Cumulative net effect of change to ratable recognition of royalties	(1,428)
Cumulative net effect of change to ratable recognition of related hardware costs	(237)
Cumulative effect of reclassification of certain R&D expenses to cost of sales	2,449
Cumulative effect of reclassification of Post Contract Support to cost of sales	1,700
Cumulative 1998 through 2000 net cost of sales, as restated	24,416

Cumulative 1998 through 2000 net income (loss), as previously reported	$ (4,676)
Cumulative net effect from change in revenue (excluding reclassifications)	(11,242)
Cumulative net effect from change in cost of sales (excluding reclassifications)	1,665
Income tax effect of restatement adjustments	--
Restated net income (loss)	$ (14,253)

2. Restatement (continued)

	December 31, 2002
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Net sales:
Discovery software products	$ 18,741	(3,803)	(1,004)	$ 13,934
Support	7,957	291		8,248
Discovery informatics services	5,337	3,512	(893)	7,956
Discovery research products & services	18,016			18,016
Hardware	1,020		(83)	937
Total net sales	51,071	--	(1,980)	49,091
Cost of sales:
Discovery software products	3,460		(730)	2,730
Support	79	671		750
Discovery informatics services	4,629	2,188		6,817
Discovery research products & services	9,484			9,484
Hardware	887		(67)	820
Total cost of sales	18,539	2,859	(797)	20,601
Gross profit	32,532	(2,859)	(1,183)	28,490
Operating expenses:
Sales and marketing	16,248	(772)		15,476
Research and development	12,336	(2,234)		10,102
General and administrative	6,918	(32)		6,886
Total operating expenses	35,502	(3,038)		32,464
Income (loss) from operations	(2,970)	179	(1,183)	(3,974)
Interest income	715		(499)	216
Interest expense	(376)			(376)
Gain on sale of marketable securities	3,560			3,560
Unrealized loss on investment in Signase, Inc.	(405)			(405)
Other income, net	603	(179)		424
Income (loss) before income taxes	1,127	--	(1,682)	(555)
Income tax expense (benefit)	189	--	(776)	(587)
Net income (loss)	938	--	(906)	32
Preferred dividends	37	--		37
Net income (loss) allocable to common shareholders	$ 901	--	(906)	$ (5)

Basic earnings (loss) per share	$0.11		$(0.11)	$(0.00)
Basic weighted average number of shares	8,615			8,615
Diluted earnings (loss) per share	$0.09		$(0.09)	$(0.00)
Diluted weighted average number of shares	9,607			8,615

2. Restatement (continued)

	December 31, 2001
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Net sales:
Discovery software products	$ 15,962	(2,310)	(1,661)	$ 11,991
Support	7,880	199		8,079
Discovery informatics services	9,747	2,111	(1,370)	10,488
Discovery research products & services	12,024			12,024
Hardware	3,470		44	3,514
Total net sales	49,083	--	(2,987)	46,096
Cost of sales:
Discovery software products	2,635		(581)	2,054
Support	117	659		776
Discovery informatics services	3,696	1,245		4,941
Discovery research products & services	4,261			4,261
Hardware	3,166	1	36	3,203
Total cost of sales	13,875	1,905	(545)	15,235
Gross profit	35,208	(1,905)	(2,442)	30,861
Operating expenses:
Sales and marketing	12,716	(709)		12,007
Research and development	10,190	(1,286)		8,904
General and administrative	7,537	(31)		7,506
Total operating expenses	30,443	(2,026)		28,417
Income (loss) from operations	4,765	121	(2,442)	2,444
Interest income	677		(355)	322
Interest expense	(599)			(599)
Gain on sale of marketable securities	2,387			2,387
Unrealized loss on investment in Signase, Inc.	--			--
Other income, net	221	(121)		100
Income (loss) before income taxes	7,451	--	(2,797)	4,654
Income tax expense (benefit)	1,563			1,563
Net income (loss)	5,888	--	(2,797)	3,091
Preferred dividends	450	--		450
Net income (loss) allocable to common shareholders	$ 5,438	--	(2,797)	$ 2,641

Basic earnings (loss) per share	$0.74		$(0.38)	$0.36
Basic weighted average number of shares	7,369			7,369
Diluted earnings (loss) per share	$0.62		$(0.29)	$0.33
Diluted weighted average number of shares	9,441			9,441
Per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

2. Restatement (continued)

	December 31, 2002
Assets:	As Previously Reported	Restatement Adjustments	As Restated
Current assets:
Cash and cash equivalents	$ 1,861		$ 1,861
Marketable securities	8,440		8,440
Accounts receivable, less allowance for doubtful accounts of $246 in 2002 and $582 in 2001	26,726	(10,877)	15,849
Note receivable from former executive	137		137
Inventory	7,375		7,375
Prepaid expenses	1,224	3,004	4,228
Total current assets	45,763	(7,873)	37,890
Notes receivable-trade	3,325	(3,325)	--
Property and equipment, less accumulated depreciation	20,373		20,373
Capitalized development costs, net of accumulated amortization of $324 in 2002 and $2,792 in 2001	1,402		1,402
Goodwill	965		965
Investments recorded at cost	1,200		1,200
Deferred income taxes	135	341	476
Other, net	665		665
Total assets	$ 73,828	(10,857)	$ 62,971

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital leases	$ 455		$ 455
Accounts payable	1,128		1,128
Accrued expenses	6,400	162	6,562
Deferred revenue	8,803	6,890	15,693
Deferred income taxes	2,025	(598)	1,427
Total current liabilities	18,811	6,454	25,265

Long-term portion of capital leases	149		149
Long-term debt	7,233		7,233
Long-term deferred revenue	4,031	(4,031)	--
Deferred income taxes	--	--	--

Shareholders' equity
Common stock, $.005 par value; authorized 20,000 shares; issued
and outstanding 8,889 shares in 2002 and 7,590 shares in 2001	44		44
Additional paid-in capital	36,077		36,077
Retained earnings	2,859	(13,280)	(10,421)
Other comprehensive income	4,624		4,624
Total shareholders' equity	43,604	(13,280)	30,324
Total liabilities and shareholders' equity	$ 73,828	(10,857)	$ 62,971

 ________________________________________________________________________________________________

3. Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at December 31 are:
	2003	2002
Raw materials	$ 1,758	$ 1,050
Work in process	5,642	2,309
Finished goods	7,983	5,618
Reserve for obsolescence	(2,520)	(1,602)
Total Inventory	$ 12,863	$ 7,375
Costs of discovery research projects included in
Work in Process and Finished Goods above	$ 8,532	$ 2,847

________________________________________________________________________________________________

4. Accrued Expenses

Accrued expenses consist of the following at the end of each year:
	2003	2002
Payroll related (including accrued bonus)	$ 1,579	$ 2,674
Income taxes payable (refundable)	1,312	(92)
Product royalties	1,184	1,022
German withholding tax liability	1,685	--
Discovery Informatics contract loss accrual	970	206
Legal & professional accruals	258	264
Local sales and VAT taxes	149	149
Other	551	2,339
	$ 7,688	$ 6,562

________________________________________________________________________________________________

5. Property and Equipment

Property and equipment at the end of each year are summarized below:
	2003	2002
Computer equipment	$ 4,473	$ 4,317
Furniture & Laboratory equipment	11,018	8,721
Purchased software	1,550	1,957
Company vehicles	--	34
Land	1,591	1,591
Buildings	12,054	9,781
	30,686	26,401
Less accumulated depreciation	(10,889)	(8,318)
Net property and equipment	19,797	18,083
Construction in progress	8,129	2,290
Total net property and equipment	$ 27,926	$ 20,373

________________________________________________________________________________________________

6. Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age. Employees may contribute to the plan up to 17% of their compensation, which is further limited by law. We match employee contributions for an amount up to 50% of the employee's deferral limited to the first 6% of each employee's compensation. Contributions made by the Company were $378 in 2003, $409 in 2002, and $298 in 2001.

________________________________________________________________________________________________

7. Concentrations of Credit Risk

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

________________________________________________________________________________________________

8. Lease Obligations

We lease certain office facilities and equipment under noncancelable operating and capital leases with terms from one to five years. The capital leases specifically pertain to the acquisition of certain laboratory and computer equipment totaling $6,975. The total accumulated amortization associated with equipment under capital leases was approximately $1,095 and $952 at December 31, 2003 and 2002, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $871, $876 and $768 in 2003, 2002, and 2001, respectively. Noncancelable future minimum lease commitments as of December 31, 2003 are:

Year	Operating Leases	Capital Leases
2004	$ 930	$ 2,271
2005	783	2,120
2006	713	530
2007	434	--
2008	291	--
Total payments	$ 3,151	4,921
Less amount representing interest		(566)
Present value of minimum lease payments		$ 4,355

Includes the current portion of capital lease obligations of $1,892

________________________________________________________________________________________________

9. Grants

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Receptor Research Ltd. ("TRR"), were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall. The U.K.'s Department of Trade and Industry ("DTI") awarded 2,400 British Pounds (approximately $3,800) based on the creation of jobs in the region and capital investment. Additionally, the South West of England Regional Development Agency awarded 1,300 British Pounds (approximately $2,000) tied to costs to construct the laboratory. At December 31, 2002, TRR had met all criteria for the first installment of the DTI grant and was approved to receive a payment of 550 British Pounds that was recorded in Accounts Receivable. Approximately 99 British Pounds of the payment was attributed to the reduction of expenses while the remainder was treated as a reduction in the cost of capital expenditures. During 2003, TRR achieved multiple thresholds under the South West of England Regional Development Agency grant and made claims of 1,300 British Pounds (approximately $1,908) which were recorded as reductions in the amounts of capital expenditures. We must achieve agreed levels of hiring and capital expenditures in order to submit claims for funding under the respective grants. Should we fail to complete the project or not meet the hiring thresholds, we will not be entitled to the full amount of the grants. Additionally, for a period of up to 24 months after our last draw under the grant program, we are obligated to repay portions or all of the grant money received if we eliminate jobs or exit the property.

________________________________________________________________________________________________

10. Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
	2003	2002	2001
Domestic	$ 3,949	$ (3,740)	$ 2,502
Foreign	(280)	3,185	2,152
	$ 3,669	$ (555)	$ 4,654

The components of income tax expense (benefit) for the years ended were as follows:
	2003	2002	2001
Current tax expense (benefit)
Federal	$ --	$ --	$ 1,100
State and local	--	--	262
Foreign	271	100	36
Total current	271	100	1,398
Deferred tax expense (benefit)	1,298	(687)	165
Total provision	$ 1,569	$ (587)	$ 1,563

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:
	2003	2002	2001
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	5.6	49.6	(0.5)
State taxes, net of federal benefit	4.0	24.7	1.9
R&D tax credits	(1.1)	12.6	(2.1)
Valuation allowance	(0.9)	(14.2)	(2.6)
Other	1.2	(0.9)	2.9
Effective tax rate	42.8%	105.8%	33.6%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2003	2002
Current deferred income tax asset (liability):
Allowance for doubtful accounts	$ 69	$ 40
Vacation accrual	249	269
Deferred revenue	4,453	5,105
Other	108	25
Unrealized gain on marketable securities	(50)	(2,359)
Valuation allowance	(5,048)	(4,507)
	$ (219)	$ (1,427)
Noncurrent deferred income tax asset (liability):
Capitalized development costs	$ (920)	$ (533)
Property and equipment	(4,620)	(3,137)
NOL carryforward	4,932	4,166
Other	(257)	(577)
Tax credit carryforward	1,004	842
Valuation allowance	(561)	(285)
	$ (422)	$ 476

Prior to the restatement, the U.S. entity had sufficient deferred tax liabilities, primarily related to the increased market value of its prior investment in shares of Arena Pharmaceuticals, Inc., to offset its loss carryforward as of December 31, 2002. In 2003, Tripos determined its cumulative deferred tax assets created primarily by prior year net operating losses were in excess of its then deferred tax liabilities. As a result, a valuation allowance was established as required under FAS 109, Accounting for Income Taxes. The restatement had the effect of increasing the net deferred tax asset position in prior years resulting in an adjustment to historical tax rates to provide additional valuation allowances.

Income tax payments for 2003, 2002 and 2001 were $4, $61 and $280, respectively. Tripos' U.K. subsidiaries had group loss carryforwards at December 31, 2003, totaling approximately $12,763 that have no expiration date. Additionally, Tripos' U.S. entity had a tax loss carryforward of $2,711 that expires in 19 years. At December 31, 2003, there were no undistributed earnings from our foreign subsidiaries.

________________________________________________________________________________________________

11. Geographic Segment Data

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

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors. Information regarding operations by geographic area for 2003, 2002 and 2001 is as follows:
	North America	Europe	Pacific Rim	Total
2003 Net sales	$ 13,938	$ 36,509	$ 3,701	$ 54,148

2002 Net sales
Previously reported	19,539	28,073	3,459	51,071
Change	(1,736)	57	(301)	(1,980)
Restated	17,803	28,130	3,158	49,091

2001 Net sales
Previously reported	26,139	19,409	3,535	49,083
Change	(702)	(1,604)	(681)	(2,987)
Restated	25,437	17,805	2,854	46,096

	North America	Europe	Pacific Rim	Total
2003
Property, plant & equipment, net	$ 6,706	$ 21,209	$ 11	$ 27,926
Goodwill, net	--	965	--	965
Long-lived assets net	6,706	22,174	11	28,891

2002
Property, plant & equipment, net	$ 7,543	$ 12,826	$ 4	$ 20,373
Goodwill, net	--	965	--	965
Long-lived assets net	7,543	13,791	4	21,338

2001
Property, plant & equipment, net	$ 6,232	$ 7,080	--	$ 13,312
Goodwill, net	--	958	--	958
Long-lived assets net	6,232	8,038	--	14,270

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

________________________________________________________________________________________________

12. Long-term Debt

As of December 31, 2003, we had a credit agreement with LaSalle Bank for a $4,132 mortgage note for property with a carrying value of $4,081 and a $6,000 revolving line of credit. The credit agreement is collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. The agreement also requires us to meet certain financial covenants, including maximum leverage ratio, fixed charge coverage ratio, minimum EBITDA, minimum shareholders' equity, and maximum capital expenditure (excluding the chemistry laboratory expansion). As of December 31, 2002, Tripos was in compliance with all of these covenants. In December 2002 the credit agreement was amended to include a three-year extension of the mortgage note and revolving credit facility. The facility allowed for a construction loan from ABN Amro Bank-London to help fund our laboratory expansion in the U.K. The construction loan component of the facility was finalized in early 2003, however, it was not drawn upon.

The mortgage note under the credit agreement calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. Upon expiration of the interest swap, the Company allowed the interest rate on the mortgage loan to float. The $6,000 revolving line of credit under the credit agreement required quarterly interest-only payments with any remaining borrowings due at the end of the agreement period. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Availability under the revolving line of credit is based on eligible U.S. accounts receivable. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. We averaged $1,830 of outstanding borrowings during 2003 primarily to fund the construction in the U.K. The weighted average interest rate on line of credit borrowings was 4.06% in 2003.

The Company was in violation of its minimum shareholders' equity covenant as of December 31, 2003. Due to this violation and the changes arising from the restatement, the Company and LaSalle Bank explored alternative financing structures. Subsequent to December 31, 2003, the Company and LaSalle Bank entered into a commitment letter outlining alternative financing structures. Upon execution of an amendment to the existing credit facility, the modified facility, which would remain at $6,000, would become a one-year commitment with fewer covenants and a slight increase in associated fees. The change in the facility better addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting the expected working capital funding needs in 2004 and beyond. At December 31, 2003, we had outstanding borrowings of $6,000 that were classified as short-term debt.

On October 16, 2003, we entered into an Interim Revolver Facility with LaSalle Bank in the amount of $4,000. Borrowings under the Interim Revolver are subject to variable interest rates based on LIBOR plus 3.0% or prime plus 1.0%. The maturity date of the Interim Revolver Facility is the earlier of repayment or February 13, 2004. As of December 31, 2003, $2,400 of borrowings were outstanding under the Interim Revolver.

Short-term debt obligations were:
	December 31, 2003	December 31, 2002
Borrowings outstanding under Credit Agreement	$ 6,000	$ --
Borrowings outstanding under Interim Revolver	2,400	--
Current maturities of mortgage note	217	217
Short-term debt	$ 8,617	$ 217

Long-term debt obligations were:
	December 31, 2003	December 31, 2002
Borrowings outstanding under Credit Agreement	$ --	$ 3,100
Mortgage note, due December 2, 2005	4,132	4,350
Less current maturities	(217)	(217)
Long-term debt	$ 3,915	$ 7,233

Scheduled maturities of long-term debt are $217 for 2004 and $3,915 in 2005. Interest expense incurred, net of capitalized interest, for the years ended December 31, 2003, 2002 and 2001 were $515, $376, and $599, respectively, while total interest payments were $769, $429, and $599, respectively.

________________________________________________________________________________________________

13. Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
	2003	2002	2001
Numerator:		Restated	Restated
Numerator for basic earnings per share- -net income (loss) allocable to common shareholders	$ 2,100	$ (5)	$ 2,641
-dividends accruing to preferred shareholders (Note A)	--	--	450
Numerator for diluted earnings per share	$ 2,100	$ (5)	$ 3,091
Denominator:
Denominator for basic earnings per share- -weighted average shares	8,949	8,615	7,369
Effect of dilutive securities:
Employee stock options (Note B)	384	--	1,254
Assumed conversion of Series B preferred shares (Note A)	--	--	818
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	9,333	8,615	9,441
Basic earnings per share	$0.23	$(0.00)	$0.36
Diluted earnings per share	$0.23	$(0.00)	$0.33

Note A: For the year ended December 31, 2002, weighted average shares outstanding were not adjusted for the conversion of the Series B Preferred Stock, which was converted to common stock in February 2002, as their inclusion would have been anti-dilutive. Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

Note B: For the year ended December 31, 2002, weighted average shares outstanding were not adjusted for the effect of outstanding employee stock options as their inclusion would have been anti-dilutive.

________________________________________________________________________________________________

14. Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to five years. The average term of the contracts is three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of future revenues to be recognized from these non-cancelable arrangements as of December 31, 2003.

Revenues to be recognized in:	Amount
2004	$ 11,556
2005	4,365
2006	1,467
2007	37
Total	$ 17,425

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to December 31, 2003 (amounts not included in the accompanying balance sheets at December 31, 2003 ).

Amounts to be billed in:	Amount
2004	$ 8,402
2005	2,938
2006	637
Total	$ 11,977

________________________________________________________________________________________________

15. Series B Preferred Stock

On February 4, 2000, we issued 409 shares of Series B Preferred Stock for an aggregate purchase price of $9,000. Cumulative dividends of $1.10 per share per annum were payable upon the earlier of the conversion or redemption of such share. Each share of preferred stock was convertible, at the option of the holder, into two shares of our common stock. The preferred stock was to be mandatorily redeemable at a price of $11 per share plus accreted dividends on February 4, 2005. On January 29, 2002, the holder of the Series B Preferred Stock, LION Bioscience, voluntarily converted the shares into common stock and was paid the accrued dividend in cash. On February 7, 2002, LION sold all of its shares into the market through a broker in a series of block trades.

The following table summarizes the Series B Preferred Stock transactions:
Issuance of Series B Preferred Stock on February 4, 2000	$ 8,970
Dividend accretion	893
Balance at December 31, 2001	9,863
Converted to common shares - January 29, 2002	(8,970)
Dividends paid upon conversion - January 29, 2002	(893)
Balance at December 31, 2002	$ --

________________________________________________________________________________________________

16. Investment in Arena Pharmaceuticals, Inc.

During the years 1997 to 1999, we invested in the start up of Arena Pharmaceuticals, Inc. ("Arena"), a San Diego, California biotechnology company. Our investment in Arena was $3,200 at December 31, 1999. In July of 2000, Arena successfully completed its initial public offering ("IPO") of common stock on the NASDAQ market. At the time of the IPO, our investments in the form of preferred shares and convertible notes were fully converted to common stock, resulting in our holding of slightly more than 2,000 shares of common stock in Arena. During June 2001, Arena completed a secondary offering of additional shares of common stock. We participated in the offering by selling 100 shares and realizing a pre-tax gain of $2,387. During 2002 we sold 619 shares under a controlled sale program realizing a pre-tax gain of $3,560. Again in 2003, we sold 1,266 shares of Arena and realized a pre-tax gain of $6,659. As of December 31, 2003, we hold 31 shares of Arena with a market value of $192.

____________________________________________________________________

17. Investment in Signase, Inc.

During 2001 and 2002 Tripos made in-kind contributions of chemical compounds in exchange for shares of Signase, Inc., a Texas-based biotechnology company that researches cancer therapeutics. The transactions were recorded as an increase in investments in unconsolidated affiliates and sales of chemical compounds. Valuation of the shares received was consistent with recent equity placements of similar shares to other investors by Signase. The $500 sales value of the chemical compounds was consistent with average market values received in comparable transactions from other customers for similar volumes of compounds sold from our existing inventory.

Early in 2003, Signase advised its shareholders of its intent to seek additional financing at rates below those of the original investors. We determined this reduced level of market value to be "other than temporary" and as a result, wrote down our investment to approximate the then current offering price. Our total in-kind investment was $552 prior to the write-down of $405 in 2002, leaving a carrying value of $150. Tripos took a further write-down of the remainder of its investment in Signase, $150, as of March 31, 2003 after receiving information from Signase that attempts to raise capital were unsuccessful and that the company may be liquidated.

________________________________________________________________________________________________

18. Investment in A.M. Pappas Life Science Ventures II Fund.

Since 2001, we have invested in the TechAMP II fund administered by A.M. Pappas. The fund was renamed the A.M. Pappas Life Science Ventures II in during 2002. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of December 31, 2003 we had invested $1,462 or 59% of our total commitment.

The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. In 2003, the fund's managers determined that certain investments were impaired. The Company recorded its pro-rata share of the fund's investment impairments, totaling $110.

________________________________________________________________________________________________

19. Financial Instruments

We entered into an interest rate swap agreement with LaSalle Bank, N.A. on April 30, 1999 that exchanged our floating interest rate risk for a fixed rate on the mortgage loan related to our corporate headquarters building. The swap contract was constructed to match the original amount borrowed ($3,320), quarterly payment amounts ($41), and the term of the loan precisely (April 30, 1999 to April 2, 2002). During 2001, we executed a second swap agreement that fixed the interest rate for an additional one-year period to match the extension of the mortgage maturity to 2003. On December 2, 2002, we entered an amendment to the mortgage loan agreement that provided additional financing of $1,611 and extended the maturity date until December 2, 2005. Due to then current low interest rates, we did not extend the interest rate swap and it expired in April 2003.

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

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates. Gains and losses on foreign currency exchange contracts are included in other income (expense) net. The counterparty to these foreign currency hedge contracts is LaSalle N.A. At December 31, 2003, several foreign currency futures contracts were in place that did not qualify as effective hedges. These futures contracts were entered into to fix the value of 4.4 million British pounds to U.S. dollars. The fair value of these contracts, $929, is included in Marketable Securities. At December 31, 2002 a foreign currency future contract was in place, which did not qualify as an effective hedge, to fix the value of 1.3 million Euros to U.S. dollars. The fair value of this contract, at December 31, 2002, was ($82) and is included in accrued expenses.

________________________________________________________________________________________________

20. Other Income, Net

Other Income, Net consists of the following at the end of each year:
	2003	2002	2001
Foreign currency gain (loss)	$ 3,094	$ 189	$ (128)
Gain (loss) on sale of assets	(7)	2	6
Miscellaneous	(174)	233	22
	$ 2,913	$ 424	$ 100

________________________________________________________________________________________________

21. Relationship with Accenture LLP.

On February 8, 2002, we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies. As part of this arrangement, we issued 33 shares of common stock, valued at $1.0 million, to Accenture upon entry into this arrangement. This upfront fee paid to Accenture was in consideration of the marketing effort to be expended by Accenture over the term of the relationship. The fee covered the development of joint marketing materials, a joint product demo presentation, and marketing time and effort on behalf of Accenture. We applied EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In applying EITF 96-18, since the $1.0 million of our stock was granted to Accenture at the inception of the contract in exchange for three years of marketing services and the stock is non-forfeitable and fully vested we determined that the date of issuance of the equity securities is the appropriate measurement date. Accordingly, we recorded the equity issuance and an "Other Asset" at the contract inception date, based on the fair value of the stock issued. Performance of the services is required over the contractual term, therefore we amortize the Other Asset ratably over the contractual term as a sales and marketing expense.

Total expense recorded in the years ended December 31, 2003 and 2002 related to the arrangement was $265 and $447, respectively. At this time, we do not expect any future fixed compensation to Accenture, however, we do expect that should certain collaborative engagements be successful, Tripos may pay performance-based compensation to Accenture.

________________________________________________________________________________________________

22. Loss Contracts

In March 2004, we announced the completion of a significant milestone in this collaboration with Schering AG. Schering accepted Tripos' AUSPYX™ data cartridge for Oracle as the foundation of their Enterprise Chemical Information Management System (ECIMS). Having successfully completed this milestone, the two companies are currently in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of ECIMS. This would require a scope change to the existing contract. Because these discussions are not finalized, Tripos recorded a charge in 2003 for the estimated project costs in excess of the revenues that it could expect under the current contract terms. In calculating the amount of the charge to be recorded, Tripos assumed that the project would not continue past delivery and rollout of the current production system in mid-2004. This assumption led to a corresponding reduction of approximately $802 in the total revenues available under the contract through the expected mid-2004 delivery. In addition, Tripos recorded a charge of approximately $813 for the estimated project costs in excess of the revenues that it could expect under the current contract terms. In calculating the amount of the charge to be recorded, Tripos was required to utilize the existing contract terms, and could not assume that the project would continue past delivery and rollout of the current production system in mid-2004. Tripos is required to accrue these excess costs so that its year-end financial statements fairly reflect the project status as of December 31, 2003.

Included in the costs of discovery informatics for 2002 are the effects of a delayed milestone and subsequent restructuring of a contract with another customer. We expensed the anticipated costs to complete the delayed milestone in the second quarter of 2002 when it became apparent that we would incur a loss on that specific milestone. Tripos determined that the corrections and additional work required to successfully deliver the milestone would be substantial enough to cause the Company to experience a loss of $829 over the entire remaining contract period, primarily driven by the overages associated with completion of this milestone. In accordance with SOP 81-1, Tripos accrued the expected loss to complete this contract. In the fourth quarter of 2002, the delayed milestone was successfully delivered. Further, due to the complexities of the work plan and the losses incurred through the fourth quarter of 2002, the Company and the customer agreed to an amendment to the overall contract. Tripos' remaining effort under the contract was then reduced to a single milestone to be completed over the 2003 and 2004 fiscal years for a revised fixed fee. Tripos assessed the effort required to complete all its obligations under the remainder of the amended contract and determined that an additional $206 loss would be incurred over the remaining periods. Again, the Company accrued the total expected loss to complete the contract. As of the date of this report, Tripos has successfully delivered interim versions of the software on the agreed due dates and remains on pace to complete the assignment for the anticipated losses accrued for in 2002.

________________________________________________________________________________________________

23. Stock-based Compensation Plans

In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of annual compensation. The plan, which has 250 shares reserved for issuance, is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 2003, 156 shares have been purchased under this plan.

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

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement (see Note 1). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.10% to 4.23% for 2003, 2.13% to 5.39% for 2002, and 2.47% to 5.29% for 2001; volatility factor of 0.97 for 2003, 0.98 for 2002 and 0.92 for 2001; and a weighted average expected life of the option of 5.3 years for 2003, 5.3 years for 2002 and 5.6 years for 2001. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 1.10% to 4.23% for 2003, 2.13% to 5.39% for 2002 and 2.47% to 5.29% for 2001; volatility factors of 0.97 for 2003, 0.98 for 2002 and 0.92 for 2001; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

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

23. Stock-based Compensation Plans (continued)

Additional information relating to the plans is as follows (in thousands, except for earnings per share information):

Options Outstanding Summary	2003 Shares	Weighted Average Exercise Price	2002 Shares	Weighted Average Exercise Price	2001 Shares	Weighted Average Exercise Price
Beginning outstanding	1,806	$ 7.60	2,160	$ 7.06	2,070	$ 4.86
Granted	178	5.69	107	10.68	483	14.31
Exercised	(46)	2.68	(357)	4.19	(335)	4.25
Canceled/expired	(103)	9.83	(104)	11.35	(58)	5.11

Ending outstanding	1,835	$ 7.41	1,806	$ 7.60	2,160	$ 7.06

Exercisable-end of year	1,405		1,304		1,352

Weighted average fair value per share of options granted during the year	$ 4.08		$ 7.89		$ 10.39

December 31, 2003	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13-$3.81	337	1.37	$ 2.70	337	$ 2.70
$3.84-$4.50	374	4.63	3.95	374	3.95
$5.37-$6.87	462	5.80	5.98	303	6.26
$7.31-$13.25	326	6.63	9.29	206	9.20
$13.31-$19.70	336	7.68	16.14	185	15.92
$2.13-$19.70	1,835	5.24	$ 7.41	1,405	$ 6.49

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

________________________________________________________________________________________________
24. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2003 and 2002:
	Note (a)
	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02
Total net sales, as previously reported	$ 12,617	$ 12,480	$ 12,567	$ 13,232	$ 16,184	$ 11,125	$ 11,064	$ 12,698
Restatement	--	1,227	1,296	317	(1,628)	1,477	939	(3,267)
Reclassified interest	--	137	138	137	126	128	126	119
Total net sales, restated	12,617	13,844	14,001	13,686	14,682	12,730	12,129	9,550

Cost of sales, as previously reported	7,472	5,856	6,356	5,607	6,690	4,084	4,732	3,033
Restatement	--	192	240	(58)	278	783	574	(245)
Reclassified PCS	--	188	204	183	158	196	179	139
Cost of sales, restated	7,472	6,236	6,800	5,732	7,126	5,063	5,485	2,927

Gross profit, restated	5,145	7,608	7,201	7,954	7,556	7,667	6,644	6,623

Operating expenses, as previously reported	7,606	8,683	9,302	8,432	9,008	8,659	9,157	8,678
Reclassifications	--	(240)	(242)	(188)	(677)	(947)	(755)	(659)
Operating expenses, restated	7,606	8,443	9,060	8,244	8,331	7,712	8,402	8,019

Income (loss) from operations, restated	(2,461)	(835)	(1,859)	(290)	(775)	(45)	(1,758)	(1,396)

Net income (loss), restated	(452)	964	1,218	370	(18)	(23)	42	31

Net income (loss) allocable to common shareholders, restated	$ (452)	$ 964	$ 1,218	$ 370	$ (18)	$ (23)	$ 42	$ (6)
Net income (loss), restated per:
Basic share	$ (0.05)	$ 0.11	$0.14	$0.04	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted share	$ (0.05)	$ 0.10	$0.13	$0.04	$(0.00)	$(0.00)	$0.00	$ (0.00)

Basic shares	8,992	8,988	8,921	8,889	8,802	8,772	8,658	8,222
Diluted shares	8,992	9,459	9,216	9,241	8,802	8,772	9,943	8,222

All per share data reflects 2-for-1 stock split effective February 5, 2001 for holders of record on January 12, 2001.

Note (a), Fourth quarter 2003 results include a charge totaling $1,600 for projected losses on our contract with Schering AG. The charge is reflected as a reduction of revenues of $802 and a loss accrual of $813 for anticipated cost overruns up to the achievement of a key delivery milestone in mid-2004.

Report of Independent Auditors

Board of Directors and Shareholders

of Tripos, Inc.

     We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, the balance sheet as of December 31, 2002, and the statements of operations, shareholders' equity and cash flows for the two years then ended, have been restated to reflect certain changes to the Company's revenue recognition policies.

ERNST & YOUNG LLP

St. Louis, Missouri

March 29, 2004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Management of the Company is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Tripos. We have

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Tripos, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has disclosed, based on their most recent evaluation of internal control over financial reporting, to the our independent auditors and the audit committee of the board of directors that the Company's disclosure controls and procedures are effective:

a) in identifying all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Part III

Item 10.   Directors and Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Audit Committee Financial Expert

The information required by this item is included under the caption "Audit Committee" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controllers and any persons performing similar functions) and employees. The Company's code of ethics is available on its website at www.tripos.com. The Company will also post any amendments to or waivers of its code of ethics on its website.

Item 11.   Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Transactions subject to disclosure pursuant to Item 404 of Regulation S-K:

The information required by this item is included under the caption "Related Party Transactions" within the Executive Compensation and Related Matters section of the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption "Audit Fees" and "All Other Fees" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Part IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

The following exhibits listed in the Exhibit Index are filed with this report:

12 See Part II, Item 8; Financial Statements and Supplementary Data

23.1 Consent of Ernst & Young LLP, Independent Auditors

(b) Reports on Form 8-K filed in the fourth quarter of 2002:

None.

(c) Exhibits - see Exhibit Index:

Management Contracts and Compensatory Plans - the following exhibits listed in the Exhibit Index are listed below pursuant to item 16(a)-3 of Form 10-K:

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

SIGNATURES

TRIPOS, INC.

By: John P. McAlister March 30, 2004

John P. McAlister, III Date

President, Chief Executive Officer and

Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, B. James Rubin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	March 30, 2004
John P. McAlister III	President and Director
(Principal Executive Officer)

/s/ B. James Rubin	Senior Vice President,	March 30, 2004
B. James Rubin	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ John D. Yingling	Vice President,	March 30, 2004
John D. Yingling	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	March 30, 2004
Ralph S. Lobdell

/s/ Stewart Carrell	Director	March 30, 2004
Stewart Carrell

/s/ Gary Meredith	Director	March 30, 2004
Gary Meredith

/s/ Ferid Murad	Director	March 30, 2004
Ferid Murad

/s/ Alfred Alberts	Director	March 30, 2004
Alfred Alberts

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, December 31, 2002 and December 31, 2003

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
2001	$192	$ 454	--	$ 64	$ 582
2002	582	28	--	364	246
2003	246	357	--	213	390

Valuation Allowance for Deferred Income Tax Assets
2001	$ 4,776	$ 140	--	--	$ 4,916
2002	4,916	124	--	--	4,792
2003	4,792	817	--	--	5,609

Inventory Reserve for Obsolescence
2001	$ 906	$ 317	--	--	$ 1,223
2002	1,223	452	--	73	1,602
2003	1,602	918	--	--	2,520

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

10.7 d Tripos, Inc. 2002 Employee Stock Purchase Plan *

10.8 d Amendment to the 1994 Director Option Plan *

23.1 Consent of Ernst & Young LLP, Independent Auditors

24 Power of Attorney, See the signature page

* Management Contracts and Compensatory Plans pursuant to item 14(a)-3 of Form 10-K a Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 (SEC File No. 0-23666) and incorporated herein by reference.

b Previously filed as an exhibit to the Company's Registration Statement on Form S-8, (SEC File No. 33-79610) dated May 31, 1994 and incorporated herein by reference.

c Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 0-23666)and incorporated herein by reference.

d Previously filed as an exhibit to the Company's Proxy Statement for the May 7, 2002 Annual Shareholders' Meeting (SEC File No. 0-23666).

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of our report dated March 29, 2004 with respect to the consolidated financial statements and financial statement schedule of Tripos, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2003.
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

March 29, 2004