Form 10-Q
period 2004-03-31
TRIPOS INC
filed 2004-05-06
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2004: 9,050,323 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	03-31-2004	12-31-2003
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 6,526	$ 2,945
Marketable Securities	168	1,121
Accounts receivable	11,743	16,662
Inventory	13,205	12,863
Prepaid expenses	3,714	5,054
Total current assets	35,356	38,645

Property and equipment, less accumulated depreciation	29,540	27,926
Capitalized development costs, net	2,406	2,417
Goodwill, net of amortization	965	965
Investments recorded at cost	1,540	1,352
Other, net	321	390
Total assets	$ 70,128	$ 71,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 6,826	$ 10,510
Accounts payable	1,854	2,405
Accrued expenses	5,677	7,688
Deferred revenue	20,889	17,079
Deferred income taxes	166	219
Total current liabilities	35,412	37,901

Long-term portion of capital leases	2,213	2,463
Long-term debt	3,861	3,915
Deferred revenue	1,350	--
Deferred income taxes	68	422
Shareholders' equity :
Common stock	45	45
Additional paid-in capital	36,520	36,502
Retained earnings (deficit)	(8,347)	(8,321)
Other comprehensive income (deficit)	(994)	(1,232)
Total shareholders' equity	27,224	26,994

Total liabilities and shareholders' equity	$ 70,128	$ 71,695

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	03-31-2004	03-31-2003
Net sales:
Discovery software products & support	$ 5,974	$ 6,082
Discovery informatics services	715	1,428
Discovery research products & services	8,727	6,085
Hardware	44	91
Total net sales	15,460	13,686

Cost of sales	7,693	5,732
Gross profit	7,767	7,954

Operating expenses:
Sales and marketing	3,142	3,223
Research and development	2,828	2,985
General and administrative	1,879	2,036
Total operating expenses	7,849	8,244

Loss from operations	(82)	(290)

Other income, net	42	937
Income (loss) before income taxes	(40)	647

Income tax expense (benefit)	(15)	277
Net (loss) income	$ (25)	$ 370

Basic (loss) income per share	$ (0.00)	$ 0.04
Basic weighted average number of shares	9,047	8,889
Diluted (loss) income per share	$ (0.00)	$ 0.04
Diluted weighted average number of shares	9,047	9,241

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Three Months Ended
	03-31-2004	03-31-2003
Operating activities:
Net income (loss)	$ (25)	$ 370
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	609	918
Amortization of capitalized development costs & intangibles	68	134
Appreciation in foreign currency hedge instruments	757	--
Gain from sale of equity investment	(144)	(1,309)

Change in operating assets and liabilities:
Accounts receivable	4,677	8,372
Inventories	1	(715)
Prepaid expenses and other current assets	1,221	(848)
Accounts payable and accrued expenses	(2,251)	(683)
Deferred taxes	(243)	(296)
Deferred revenue	4,472	(848)
Net cash provided by operating activities	9,142	5,095

Investing activities:
Purchases of property and equipment	(1,101)	(2,404)
Capitalized development costs	--	(306)
Proceeds from sale of equity investment	196	1,770
Investment in unconsolidated affiliates	(188)	201
Net cash used in investing activities	(1,093)	(739)

Financing activities:
Stock issuance pursuant to stock plans	17	9
Issuance of long-term debt and capital leases	341	--
Payments on long-term debt and capital leases	(4,445)	(3,091)
Net cash used in financing activities	(4,087)	(3,082)

Effect of foreign exchange rate changes on cash and cash equivalents	(381)	147

Net increase (decrease) in cash and cash equivalents	3,581	1,421

Cash and cash equivalents at beginning of period	2,945	1,861
Cash and cash equivalents at end of period	$ 6,526	$ 3,282

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

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design. In building our discovery services and enterprise consulting capabilities, we have focused on developing an integrated suite of offerings and on applying disciplined financial management intended to result in positive contributions to profitability and cash flows while simultaneously investing to stay at the leading edge of scientific research. In addition to creating product and service offerings, our chemistry research activities have created an opportunity for us to participate in therapeutic collaborations with certain of our customers, giving us an ownership and/or royalty interest in select early-stage new drug candidates.

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

  Discovery Informatics Services. Through our consulting, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. We deploy our MetaLayer™ software (a middleware product) to integrate chemistry and biology data of disparate types, along with AUSPYX™ data cartridge technology, ChemCoreRIO™ , ModelBASE™ , LITHIUM™, FormsBUILDER™ and our electronic notebook technologies to aid clients with their discovery process management.

  Discovery Research Products and Services. Tripos Receptor Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead

  Item 1. Financial Statements (continued)

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

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the remainder of the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 1. Financial Statements (continued)

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

Bundled-term licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company recognizes revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.

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

Item 1. Financial Statements (continued)

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Discovery research activities involve lead compound optimization projects, custom synthesis, and compound design. These contracts generally call for non-refundable contractual fees tied to time and materials. Accordingly, revenues under contracts of this type are recorded on a time and material basis. When contracts to perform discovery research activities require a specific deliverable, the direct contract costs are deferred. Revenue and the contract costs are then recorded upon delivery and acceptance.

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

The following table illustrates the effect on net income and earnings per share for the three-months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

Three Months Ended
	03-31-2004	03-31-2003
Net (loss) income as reported	$ (25)	$ 370
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	239	432
Pro forma net (loss)	$ (264)	$ (62)

Pro forma (loss) earnings per share:
Basic - as reported	$ (0.00)	$ 0.04
Basic - pro forma	$ (0.03)	$ (0.00)

Diluted - as reported	$ (0.00)	$ 0.04
Diluted - pro forma	$ (0.03)	$ (0.00)

Item 1. Financial Statements (continued)

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses, depreciation and the valuation of certain tax credits and net operating losses. The effective tax rate for 2004 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. from prior tax years (each ending December 31). A valuation allowance was established for deferred tax assets related to the prior years' net operating losses, but does not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2004 and 2003 are as follows:

	Three-month Period
	03-31-2004	03-31-2003
Net (loss) income	$ (25)	$ 370
Unrealized gain (loss) on marketable securities	--	596
Less: reclassification for gains included in net income	(144)	(1,309)
Foreign currency translation adjustments	382	(172)
Comprehensive income (loss)	$ 213	$ (515)

The components of accumulated other comprehensive income, net of related tax, at March 31, 2004 and December 31, 2003 are as follows:

	03-31-2004	12-31-2003
Foreign currency translation adjustments	$ (994)	$ (1,315)
Unrealized gain on marketable securities	--	83
Accumulated other comprehensive income (loss)	$ (994)	$ (1,232)

(4)     Significant Customers

During the first quarter of 2004, revenues from Pfizer, Inc. represented 57% of total net sales. For the same period in 2003, Pfizer represented 45% of total net sales. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries. The four-year discovery research project to design and synthesize chemical compounds ("file enrichment") was amended in the first quarter of 2004 from its original $100 million revenue potential to the current $90 million target. Tripos will reduce file enrichment activities with Pfizer, but will engage in new work in the areas of hit follow-up and large library production, the next steps in the drug discovery process that follow directly from screening library compounds. The bulk of the resulting decrease in the total contract value, will occur in 2005.

Item 1. Financial Statements (continued)

(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003.

	Three-month Period
	03-31-2004	03-31-2003
Numerator:
Numerator for basic earnings per share--net (loss) income	$ (25)	$ 370

Denominator:
Denominator for basic earnings per share--weighted average shares	9,047	8,889
Effect of dilutive securities:
Employee stock options (Note A)	--	352
Denominator for diluted earnings per share--adjusted weighted average shares	9,047	9,241
Basic (loss) income per share	$ (0.00)	$ 0.04
Diluted (loss) income per share	$ (0.00)	$ 0.04

Note A: For the three-month period in 2004, weighted average shares outstanding did not include the effect of employee stock options as their inclusion would have been anti-dilutive.

For additional disclosures regarding earnings per share, see the notes to the Company's 2003 consolidated financial statements in its Form 10-K.

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at March 31, 2004 and December 31, 2003 are:

	03-31-2004	12-31-2003
Raw materials	$ 1,860	$ 1,758
Work in process	5,713	5,642
Finished goods	8,361	7,983
Reserve for obsolescence	(2,730)	(2,520)
Total inventory	$ 13,204	$ 12,863

Costs of discovery research projects included in Work in Process and Finished Goods above	$ 8,908	$ 8,532

Item 1. Financial Statements (continued)

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to five years. The average term of the contracts is three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of future revenues to be recognized from these non-cancelable arrangements as of March 31, 2004.

Revenues to be recognized in:	Amount
2004, over remaining nine months	$ 9,412
2005	5,062
2006	2,024
2007	164
Total	$ 16,662

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to March 31, 2004 (amounts not included in the accompanying balance sheets at March 31, 2004).

Amounts to be billed in:	Amount
2004, over remaining nine months	$ 6,237
2005	2,293
2006	1,357
Total	$ 9,887

(8)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage have averaged just over 3.4% during 2003 and early 2004. The maturity date of the mortgage facility is December 2, 2005. As of March 31, 2004, $4,078 was remaining on the mortgage.

The Company and LaSalle Bank entered into an amendment to the existing credit facility in April 2004, the modified facility remains at $6,000 and is a one-year commitment with a 25 basis point increase in associated fees. The amended facility addresses the Company's reduced requirement to fund capital expenditures through bank debt while continuing to meet working capital funding needs. Covenants under the revolving facility include minimum interest coverage, minimum shareholders' equity and an annual clean down period of 30 consecutive days in which no borrowings are outstanding. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At March 31, 2004, we had outstanding borrowings of $4,500. We were in compliance with the revised covenants under the amended credit facility as of March 31, 2004, which was the first covenant measurement date. Due to the one-year commitment of the amended credit facility, draws on the line of credit are classified as short-term debt.

Item 1. Financial Statements (continued)

(9)     Long-term Investments

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

Early in 2003, Signase advised its shareholders of its intent to seek additional financing at rates below those of the original investors. We determined this reduced level of market value to be "other than temporary" and as a result, wrote down our investment to approximate the then current offering price. Our total in-kind investment was $555 prior to the write-down of $405 in 2002, leaving a carrying value of $150. Tripos took a further write-down of the remainder of its investment in Signase, $150, as of March 31, 2003 after receiving information from Signase that attempts to raise capital were unsuccessful and that the company may be liquidated.

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of March 31, 2004 we had invested $1,650 or 66% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. In 2003, the fund's managers determined that certain investments were impaired. The Company recorded its pro-rata share of the fund's investment impairments, totaling $110, of which $51 was recorded in the first quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2003. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

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

The industries that Tripos serves are highly research driven. The mature pharmaceutical companies typically spend between 12% and 20% of their annual revenues on research in the search for new blockbuster drugs. Tripos' offerings are most relevant to the initial phase of drug discovery. Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process. Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research. Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world about drug pricing and regulation.

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

The Company has analyzed the other elements included in its multiple element arrangements involving perpetual licenses, and determined it has sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training. VSOE for PCS and training is established based upon the price charged when those elements are sold separately. For PCS this is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses. Training is charged consistently from the Company's price list.

Bundled-term licenses:

In 1997, the Company began offering bundled, time-based licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years). A bundled-term license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration (over the past three years, 94% of token sales were for a period of three years or less), although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled-term arrangements is the same as that provided to customers under perpetual agreements. Bundled-term contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new software products upon their release, the customer must enter a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled-term license agreements are recognized ratably by month.

Limited-term licenses:

Limited-term licenses represent one-year arrangements for a software product and one-year of PCS. The price is taken from the Company's price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided for under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under term license agreements are recognized ratably over the contract term.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Net sales for the first quarter of 2004 were $15,460 compared to $13,686 in 2003, an increase of 13%. For the three months ended March 31, 2004, discovery software and support sales decreased 2% to $5,974 from $6,082 for same period in 2003. Discovery informatics services revenues for the first quarter declined 50% to $715. This decrease is due to reduced levels of active contracts while other projects progress toward milestones. Discovery research sales, including LeadQuest® compound libraries, accounted for $8,727 in the first quarter of 2004 and $6,085 in the same period in 2003, an increase of 43%. This increase in discovery research business was attributed to higher levels of production on the four-year, $90 million strategic compound design and synthesis contract with Pfizer. Hardware sales decreased by 52% to $44 for the first quarter 2004 from $91 in 2003. We do not actively market hardware products, but rather facilitate customer demand when required.

Net sales for the Company's activities outside of North America represented approximately 80% for the three-month period ending March 31, 2004 compared to 78% for the same period in 2003. North American net sales increased 4% for the quarter in 2004 compared to 2003. Net sales in Europe increased 23% for the first quarter of 2004, and accounted for 69% of total sales. This increase was principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our European operations. Net sales in the Pacific Rim decreased by 45% for the first quarter of 2004 compared to the same period in 2003 driven primarily by fewer new limited-term time-based software license sales in first quarter 2004 while certain large limited-term contracts were renewed at their lower annual continuation fee amount. The Pacific Rim sales accounted for 4% and 9% of net sales for three-month periods in 2004 and 2003, respectively.

Cost of sales for the three-month period ending March 31, 2004 increased 34% to $7,693 compared to $5,732 for the same period in 2003. Cost of sales as a percent of net sales was 50% and 42% for the three-month periods in 2004 and 2003, respectively. Driving the increase in cost of sales was the increase in the mix toward higher cost discovery research products and services in relation to lower cost discovery software products and support. The cost of the discovery research business includes the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. Discovery research contracts also include any third-party costs for production of larger quantities of intermediate or scale-up materials. The increase in cost of sales of discovery research activities in 2004 compared to 2003 is attributable to the continued ramp up in production for the Pfizer compound design and synthesis contract. Increased costs were most impacted by the required outsourcing to successfully deliver against the contract, combined with the financial impact of the decline of the US dollar against the Great Britain Pound Sterling where the operation is based.

Gross profit margin for the first quarter 2004 declined to 50% of total net sales versus 58% in the first quarter of 2003. A significant contribution to the decrease in overall gross margin was the shift in the mix of sales of high margin software products and support toward lower margin discovery research products and services. Included in the reduced gross profit from discovery research is a $613 currency impact, recorded in accounting for long-term contracts in which payments are received in the non-functional currency, on the Pfizer compound file enrichment project due to further weakening of the U.S. dollar against the British Pound Sterling. Portions of the contract proceeds were hedged, however the effects of hedging are reflected in "other income". We have also taken steps to mitigate some of our exposure on this contract through a recent amendment that provides for portions of the remaining project to be paid in Pounds Sterling. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses decreased 3% to $3,142 for the first quarter of 2004 from $3,223 in the same period in 2003. Sales and marketing expenses as a percentage of net sales were 20% and 24% for the three-month periods in 2004 and 2003, respectively. The decrease in sales and marketing spending and their percent to net sales was attributable to lower salaries and commissions from open positions along with overall higher net sales.

Research and development expenses decreased by 5% to $2,828 from $2,985 and represented 18% and 22% of net sales for the three-month periods in 2004 and 2003, respectively. The decrease is attributable to reductions in permanent staff, reduced usage of contractors and improved efficiencies in applying R&D staff to discovery informatics projects (direct costs transferred to cost of sales) partially offset by production inefficiencies attributable to the move into our new UK laboratory facility.

General and administrative expenses decreased 8% to $1,879 from $2,036 for the first quarter of 2004 compared to 2003, and represent 12% and 15% of net sales for the respective periods. The decrease in expense for the first quarter is principally attributable to bad debt provisions recorded in the first quarter of 2003 of $265 for two biotech accounts and a loan to a former senior executive.

Other income decreased 96% to $42 for the first quarter in 2004 from $937 in the same period in 2003. In 2004, we sold our last 31 shares of Arena Pharmaceuticals Inc. to generate a gain of $143 while in the first quarter of 2003, we sold 273 shares of Arena resulting in a gain of $1,309. For 2004, net of interest income, interest expense, currency and other adjustments was expense of $101 compared to $171 in 2003. Additionally, we wrote-down two investments totaling $201 (see Note 9, Long-term Investments) in the first quarter of 2003.

Income tax benefit was $15 for the first quarter of 2004 compared to a $277 income tax expense for the same period in 2003, which represent an effective tax rate of 38% and 43%, respectively. The 38% effective tax rate for 2004 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2004. We have established a valuation allowance against deferred tax assets created primarily by prior net operating losses. This may result in a lower effective tax rate in future periods upon the recognition of income in the jurisdictions where the deferred tax assets were created. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2004 was $9,142. Sources of operating funds for 2004 were net collections of accounts receivable of $4,677, reductions in prepaid expenses of $1,221, increased deferred revenue of $4,472 plus the add-back of non-cash depreciation and amortization expenses of a combined $677 and a net reduction in the amount of foreign currency forward contracts outstanding of $757. Operating funds used in 2004 were from a net loss of $25, changes in net deferred tax position of $243, reductions of accounts payable & accrued expenses of $2,251, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. In the first quarter of 2003, cash from operations was $5,095. Last year, $8,372 was generated by the net collection of accounts receivable, net income of $370 plus the combined add-back of depreciation and amortization of $1,052. Cash used in operations in the first quarter

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of 2003 included increased inventory of $715, increased prepaid expenses of $848 along with decreases in deferred taxes of $296, accounts payable and accrued expenses of $683, and deferred revenue of $848 less the gain on the sale of Arena shares included in net income of $1,309. The principal differences in cashflow from operations, year over year, are related to changes in net income, slowing of the growth in inventory produced for our compound contract with Pfizer and the 2004 increase in deferred revenue from the receipt of advance funding of technology access fees.

Cash used in investing activities in 2004 was $1,093 generated principally from the acquisitions of capital expenditures of $1,101, investment in the A.M. Pappas Life Science Ventures II of $188 partially offset by the proceeds from the sale of Arena shares of $196. Cash used in investing activities during 2003 were for property and equipment acquisitions of $2,404 and capitalized development costs for our ChemCore™ technology of $306. These were partially offset by the combined write-down of our investments in Signase, Inc. and the A.M. Pappas Life Science Ventures II fund of $201 and the $1,770 of gross proceeds from the sale of Arena shares. As of March 31, 2004, we no longer held shares in Arena Pharmaceuticals. In the first quarter of 2004 we moved into our expanded chemistry laboratory facility. During 2004 we expect to fund $7,000 for capital expenditure that include the balance of the payments to the general contractor for the building along with the equipment required to fulfill our contracted business. Additionally, over the next 12 to 18 months, we will be required to fund the remainder of our investment commitment ($812) to the Life Science II Investment Fund.

For the first three-month period in 2004, the net cash used in financing activities was $4,087, consisting of payments on bank loans and capital lease arrangements totaling $4,445, less proceeds from additional capital leases of $341 and the issuance of shares under our employee stock plans of $17. For the same period in 2003, $3,091 of cash used in financing activities was for the reduction of outstanding debt.

Subsequent to March 31, 2004, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility, which remains at $6,000, is a one-year commitment with two covenants (interest coverage and minimum shareholders' equity), a clean-down provision and a 25 basis point increase in associated fees. The maturity date on the mortgage loan remains unchanged (December 2005). The amended line of credit portion of the facility more appropriately addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting the expected working capital funding needs over the next twelve months. At March 31, 2004, we had borrowings outstanding of $4,500 on the line of credit that were included in short-term debt.

Early in April 2004, we secured additional capital lease financing of approximately $1,500 to fund a portion of our remaining 2004 capital expenditure requirements for the laboratory. The remainder of operating needs and capital expenditures are expected to be funded through operations. We have made reductions in staff in the first quarter of 2004 along with continued controls on spending to help achieve this goal. Activities over and above normal operations may require additional sources of funding that are not presently identified. However, we believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank, if any, and incremental capital leases, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We expect that our capital expenditure requirements will drop substantially upon completion of the funding of the chemistry laboratory expansion. As a result, the current need for external funding will be reduced in future periods.

Due to the capital needs inherent to our business and despite current capital markets uncertainties, we may decide to seek additional financing to support our objectives to enhance product development, expand

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

existing markets and enter new markets, expand our chemistry research laboratories, fund participation in new therapeutic collaborations, or enhance our capital base for other purposes. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the credit facilities available to us.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The class action suit, Mr. David Montalvo, et.al. as lead plaintiffs, alleges that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. The plaintiffs have informed the Company of their intent to amend their complaint to add additional allegations. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 2.     Changes in Securities

          None

 Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

10.20 Amended and Restated Loan Agreement with LaSalle Bank N.A. dated December 5, 2002.

10.21 First Amendment to the Amended and Restated Loan Agreement with LaSalle Bank N.A. dated October 16, 2003

10.22 Second Amendment to the Amended and Restated Loan Agreement with LaSalle Bank N.A. dated April 19, 2004

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company filed the following reports on Form 8-K during the period from January 1, 2004 to March 31, 2004:

February 12, 2004, Regulation FD disclosure on Item 9. of a press release announcing the delay of the release of fiscal year 2003 financial results due to a restatement of related to revenue recognition.

March 11, 2004, Regulation FD disclosure on Item 9. of a press release announcing the filing of Form 12b-25 requesting a delay in filing of the company's Form 10-K and a press release announcing that the company had achieved a significant milestone on a contract with Schering AG, however, a charge would be taken in the company's fourth quarter 2003 financial results.

March 31,2004, Regulation FD disclosure on Item 9. of a press release announcing the company's financial results for fiscal year 2003.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	May 6, 2004	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 6, 2004	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	May 6, 2004	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary

Exhibit 10.20

AMENDED AND RESTATED LOAN AGREEMENT

Dated as of December 2, 2002

among

LASALLE BANK NATIONAL ASSOCIATION

as Lender

and

TRIPOS, INC.

as Borrower

and

TRIPOS REALTY, LLC,

as Borrower and Tripos Realty

Table of Contents

Page

1. Effective Date. *

2. Definitions and Rules of Construction. *

2.1. Listed Definitions. *

2.2. Other Definitions. *

2.3. References to Borrower. *

2.4. References to Covered Persons. *

2.5. Accounting Terms. *

2.6. Meaning of Satisfactory. *

2.7. Computation of Time Periods. *

2.8. General. *

3. Lender's Commitment. *

3.1. Revolving Loan Commitment. *

3.1.1. Aggregate Amount; Reductions. *

3.1.2. Limitation on Revolving Loan Advances. *

3.1.3. Revolving Note. *

3.2. General Letter of Credit Commitment. *

3.3. Construction Letter of Credit Commitment. *

3.4. Term Loan Commitment. *

3.4.1. Amount. *

3.4.2. Repayment of Term Loan. *

3.4.3. Term Note. *

4. Interest. *

4.1. Interest on Letters of Credit. *

4.2. Interest on Draws on Construction Letter of Credit. *

4.3. Interest on the Term Loan. *

4.4. Interest on Loans; Interest Periods for Eurodollar Loans. *

4.5. Increments. *

4.6. Conversion of Loans. *

4.7. Time of Accrual. *

4.8. Computation. *

4.9. Rate After Maturity. *

4.10. Rate After Failure to Timely Deliver Financial Statements. *

5. Fees. *

5.1. Closing Fee. *

5.2. Unused Line Fee. *

5.3. Letter of Credit Fees. *

5.4. Construction Letter of Credit Fees. *

5.5. Calculation of Fees. *

6. Payments. *

6.1. Scheduled Payments on Revolving Loan. *

6.1.1. Interest. *

6.1.2. Principal. *

6.2. RESERVED. *

6.3. Scheduled Payments on Term Loan. *

6.4. Reimbursement Obligations. *

6.5. Prepayments. *

6.5.1. Revolving Loan Mandatory Prepayments When Over-Advances Exist. *

6.6. Manner of Payments and Timing of Application of Payments. *

6.6.1. Payment Requirement. *

6.7. Application of Payments and Proceeds. *

6.7.1. Interest Calculation. *

6.8. Returned Instruments. *

6.9. Compelled Return of Payments or Proceeds. *

6.10. Due Dates Not on Business Days. *

6.11. Accrued Fees and Interest. *

7. Procedure for Obtaining Advances and Letters of Credit. *

7.1. Initial Advances. *

7.2. Borrowing Base Certificates. *

7.3. Revolving Loan Advances. *

7.3.1. Borrower Requests. *

7.3.2. Lender's Right to Make Other Revolving Loan Advances. *

7.4. Letters of Credit. *

7.5. Disbursement. *

7.6. Restrictions on Advances. *

7.7. Restriction on Number of Eurodollar Loans. *

7.8. Each Advance Request Certification. *

7.9. Requirements for Every Advance Request. *

7.10. Requirements for Every Request for Issuance of a Letter of Credit. *

7.11. Exoneration of Lender. *

7.12. Suspension of Obligation to Make Eurodollar Advances. *

8. Security and Guaranties. *

8.1. Deed of Trust Modification; Mortgage. *

8.2. Security Agreements. *

8.3. Collateral Assignments; Grant of Security Interest. *

8.4. Pledge Agreements. *

8.5. Guaranty. *

9. Power of Attorney. *

10. Conditions of Lending. *

10.1. Conditions to Effectiveness of Amended and Restated Loan Agreement and Construction Letter of Credit. *

10.1.1. Listed Documents and Other Items. *

10.1.2. Financial Condition. *

10.1.3. Default. *

10.1.4. Perfection of Security Interests. *

10.1.5. Representations and Warranties. *

10.1.6. Material Adverse Change. *

10.1.7. Pending Material Proceedings. *

10.1.8. Payment of Fees. *

10.1.9. Other Items. *

10.2. Conditions to Subsequent Advances. *

10.2.1. General Conditions. *

10.2.2. Representations and Warranties. *

10.2.3. Default. *

10.2.4. No Material Adverse Change. *

11. Additional Conditions to Issuance of Letters of Credit. *

11.1. Master Letter of Credit Agreement; Reimbursement Agreement. *

11.2. No Prohibitions. *

11.3. Conditions to Advances. *

11.4. Representations and Warranties. *

11.5. No Default. *

11.6. No Material Adverse Change. *

11.7. Construction Letter of Credit. *

11.7.1. Listed Documents and Other Items. *

11.7.2. UK Loan Documents. *

11.7.3. Reimbursement Agreements. *

12. Representations and Warranties. *

12.1. Organization and Existence. *

12.2. Authorization. *

12.3. Due Execution. *

12.4. Enforceability of Obligations. *

12.5. Burdensome Obligations. *

12.6. Legal Restraints. *

12.7. Labor Disputes. *

12.8. No Material Proceedings. *

12.9. Material Licenses. *

12.10. Compliance with Material Laws. *

12.10.1. Proceedings. *

12.10.2. Hazardous Materials on Real Property. *

12.11. Other Names. *

12.12. Financial Statements. *

12.13. No Change in Condition. *

12.14. No Defaults. *

12.15. Solvency. *

12.16. Encumbrances. *

12.17. Real Property. *

12.18. Indebtedness. *

12.19. Investments. *

12.20. Indirect Obligations. *

12.21. Capital Leases. *

12.22. Tax Liabilities; Governmental Charges. *

12.23. Pension Benefit Plans. *

12.24. Welfare Benefit Plans. *

12.25. Retiree Benefits. *

12.26. Distributions *

12.27. Chief Place of Business; Locations of Collateral. *

12.27.1. Chief Place of Business *

12.27.2. Location of Books, Records and Chattel Paper *

12.27.3. Location of Tangible Collateral *

12.28. State of Collateral and Other Property *

12.28.1. Accounts *

12.28.2. Inventory *

12.28.3. Equipment *

12.28.4. Intellectual Property *

12.28.5. Documents, Instruments and Chattel Paper *

12.29. Negative Pledges *

12.30. Margin Stock *

12.31. Securities Matters *

12.32. Investment Company Act *

12.33. No Material Misstatements or Omissions *

12.34. No Loans to Insiders *

13. Survival *

14. Affirmative Covenants *

14.1. Use of Proceeds *

14.2. Corporate Existence *

14.3. Maintenance of Property and Leases *

14.4. Inventory *

14.5. Insurance *

14.6. Payment of Taxes and Other Obligations *

14.7. Compliance With Laws *

14.8. Discovery and Clean-Up of Hazardous Material *

14.9. Termination of Pension Benefit Plan *

14.10. Notice to Lender of Material Events *

14.10.1. Material Proceeding *

14.10.2. Violation of Material law *

14.10.3. Default *

14.10.4. Indebtedness of a Covered Person *

14.10.5. Material Labor Dispute *

14.10.6. Name Change *

14.10.7. Material Adverse Effect *

14.11. Borrowing Officer *

14.12. Maintenance of Security Interests of Security Documents *

14.12.1. Preservation and Perfection of Security Interests *

14.12.2. Collateral Held by Warehouseman, Bailee, etc. *

14.12.3. Compliance With Terms of Security Documents *

14.13. Accounting System; Tracing of Proceeds. *

14.14. Financial Statements *

14.14.1. Annual Financial Statements *

14.14.2. Quarterly Financial Statements *

14.14.3. Monthly Financial Statements. *

14.15. Other Financial Information *

14.15.1. Other Reports or Information Concerning Accounts, or Inventory *

14.15.2. Stockholder and SEC Reports *

14.15.3. Pension Benefit Plan Reports *

14.15.4. Tax Returns *

14.16. Review of Accounts *

14.17. Inventory *

14.18. Annual Projections *

14.19. Other Information *

14.20. Exams by Lender *

14.21. Verification of Accounts, and Notices to Account Debtors *

14.22. Access to Officers and Auditors *

14.23. Intercompany Indebtedness *

14.24. Pfizer *

14.25. Further Assurances *

15. Negative Covenants *

15.1. Sale of Interests *

15.2. Investments *

15.2.1. United States or Qualified Financial Institution *

15.2.2. Existing on Amended and Restated Effective Date *

15.2.3. Notes Collaterally Assigned to Lender *

15.2.4. Customary Trade Terms *

15.2.5. General Investments *

15.3. Indebtedness. *

15.3.1. Incurred in Ordinary Course of Business *

15.3.2. The Loan Obligations and the UK Loan Obligations *

15.3.3. Security Interests *

15.3.4. Capital Leases *

15.3.5. Operating Leases *

15.3.6. Pursuant to Open Account *

15.3.7. Existing and Disclosed *

15.3.8. General Indebtedness. *

15.4. Security Interests. *

15.4.1. In Accordance With GAAP *

15.4.2. Arising Out Of Legislation *

15.4.3. Security Deposits *

15.4.4. Security Interests Imposed By Law *

15.4.5. Securing Payment *

15.4.6. Securing Operating Leases *

15.4.7. Securing Indebtedness *

15.4.8. Disclosed in Section 12.28 *

15.4.9. Security Interests in Property of Foreign Subsidiaries *

15.4.10. Security Interests to Secure Capital Leases *

15.4.11. Security Interest to Secure Loan Obligations and UK Loan Obligations *

15.5. RESERVED. *

15.6. Capital Leases. *

15.7. Change of Control. *

15.8. Distributions. *

15.9. Indirect Obligations. *

15.10. Capital Structure; Equity Securities. *

15.11. Change of Business. *

15.12. Transactions With Affiliates; Loans to Insiders. *

15.13. Cash Transfers. *

15.14. No Default on Indebtedness or Material Agreements. *

15.15. Conflicting Agreements. *

15.16. Fiscal Year. *

15.17. New Subsidiaries. *

15.18. Transactions Having a Material Adverse Effect or Causing a Default. *

15.19. Disposal of Property. *

15.20. Intellectual Property. *

15.21. Acquisitions. *

16. Financial Covenants. *

16.1. Special Definitions. *

16.2. Maximum Total Funded Indebtedness to Shareholder's Equity. *

16.3. RESERVED. *

16.4. Minimum Fixed Charge Coverage Ratio. *

16.5. Minimum EBITDA. *

16.6. Maximum TRR Capital Expenditures. *

16.7. Minimum Shareholders Equity. *

17. Default. *

17.1. Events of Default. *

17.1.1. Failure to Pay Principal or Interest. *

17.1.2. Failure to Pay Other Amounts Owed to Lender. *

17.1.3. Failure to Pay Amounts Owed to Other Persons. *

17.1.4. Representations or Warranties. *

17.1.5. Certain Covenants. *

17.1.6. Other Covenants. *

17.1.7. Acceleration of Other Indebtedness. *

17.1.8. Default Under Other Agreements. *

17.1.9. Bankruptcy; Insolvency; Etc. *

17.1.10. Judgments; Attachment; Settlement; Etc. *

17.1.11. Pension Benefit Plan Termination, Etc. *

17.1.12. Liquidation or Dissolution. *

17.1.13. Seizure of Assets. *

17.1.14. Loan Documents; Security Interests. *

17.1.15. Loss to Collateral. *

17.1.16. Cross-Default. *

17.1.17. Material Adverse Change. *

17.1.18. Guaranty Default. *

17.1.19. Construction Letter of Credit. *

17.2. Rights and Remedies in the Event of Default. *

17.2.1. Termination of Commitments. *

17.2.2. Acceleration. *

17.2.3. Right of Set-off. *

17.2.4. Notice to Account Debtors. *

17.2.5. Entry Upon Premises and Access to Information. *

17.2.6. Borrower's Obligations. *

17.2.7. Secured Party Rights. *

17.2.8. Miscellaneous. *

17.2.9. Application of Funds. *

17.3. Limitation of Liability; Waiver. *

17.4. Reasonable Notice. *

18. Changes in Circumstances. *

18.1. Compensation for Increased Costs and Reduced Returns; Capital Adequacy. *

18.1.1. Increased Costs or Reduced Returns to Lender. *

18.1.2. Capital Adequacy. *

18.1.3. Notice to Borrower. *

18.2. Limitations on Eurodollar Loans. *

18.2.1. Market Failure. *

18.2.2. Inadequate Reflection of Cost. *

18.3. Illegality. *

18.4. Compensation. *

18.4.1. Early Payment. *

18.4.2. Failure to Take Advances. *

18.5. Treatment of Affected Revolving Loans. *

18.5.1. Payments. *

18.5.2. Prime Rate. *

19. Taxes. *

19.1. Gross-Up. *

19.2. Lender's Undertaking. *

20. Usury Limitations. *

21. General. *

21.1. Lender's Right to Cure. *

21.2. Rights Not Exclusive. *

21.3. Survival of Agreements. *

21.4. Payment of Expenses. *

21.5. General Indemnity. *

21.5.1. Indemnified Parties *

21.5.2. Obligations Shall Survive *

21.5.3. Indemnities Unenforceable *

21.6. Letters of Credit. *

21.7. Changes in Accounting Principles. *

21.8. Other Security and Guaranties. *

21.9. Loan Records. *

21.10. Loan Obligations Payable in Dollars. *

22. Miscellaneous. *

22.1. Notices. *

22.2. Confidentiality. *

22.3. Amendments, Waivers and Consents. *

22.4. Rights Cumulative. *

22.5. Successors and Assigns. *

22.6. Severability. *

22.7. Counterparts. *

22.8. Governing Law; No Third Party Rights. *

22.9. Counterpart Facsimile Execution. *

22.10. No Other Agreements. *

22.11. Negotiated Transaction. *

22.12. Acknowledgment of Licensing Arrangements. *

22.13. CHOICE OF FORUM. *

22.14. SERVICE OF PROCESS. *

22.15. JURY TRIAL. *

22.16. Incorporation By Reference. *

22.17. Statutory Notice. *

22.18. Statutory Notice-Insurance. *

22.19. Amendment and Restatement. *

AMENDED AND RESTATED LOAN AGREEMENT

THIS AMENDED AND RESTATED LOAN AGREEMENT, dated as of December 2, 2002 (this "Agreement"), is made among TRIPOS, INC., a Utah corporation ("Borrower"), TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos Realty" or "Guarantor") and LASALLE BANK NATIONAL ASSOCIATION (f/k/a LaSalle National Bank, the "Lender").

Recitals

A. Borrower, Tripos Realty and Lender entered into a Loan Agreement dated as of April 30, 1999 (as amended to date, the "Prior Loan Agreement"), pursuant to which the Borrower and Tripos Realty executed and delivered a Term Note B dated April 30, 1999 (the "Prior Term Loan Note"), Borrower executed and delivered an Amended and Restated Revolving Note dated June 30, 1999 (the "Prior Revolving Note", and together with the Prior Term Loan Note, the "Existing Prior Notes"), and Borrower executed and delivered Term Note A dated April 30, 1999 (which note has been paid in full and cancelled).

B. The parties hereto wish to amend and restate the Prior Loan Agreement in its entirety and amend certain of the provisions thereof, it being the intention of the parties hereto that the loans outstanding under the Prior Loan Agreement and the Existing Prior Notes on the Amended and Restated Effective Date (as hereinafter defined) shall continue and remain outstanding and not be repaid on the Amended and Restated Effective Date.

C. The Borrower and Tripos Realty have requested Lender to increase the amount and extend the term of the existing term loan, Borrower has requested Lender to increase the amount and extend the term of the existing revolving loan facility, to issue a letter of credit to support a loan to be made to Tripos Receptor Research Limited (a wholly owned foreign subsidiary of Borrower), and to make certain other changes to the Prior Loan Agreement, and Lender is willing to agree to such requests, subject to the terms and conditions hereinafter set forth.

In consideration of the mutual agreements herein and other sufficient consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree that the Prior Loan Agreement shall, as of the Amended and Restated Effective Date, be amended and restated in its entirety as follows:

Effective Date.

This Agreement is effective April 30, 1999, as amended and restated as of December 2, 2002.

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

Revolving Loan Commitment.

Aggregate Amount; Reductions.

Subject to the limitations in Section 3.1.2 and elsewhere herein, on the Amended and Restated Effective Date, Lender shall continue to make available to Borrower, from the Effective Date to the Revolving Loan Maturity Date a "Revolving Loan Commitment" of $6,000,000 by funding Revolving Loan Advances made from time to time by Lender as provided herein to accounts at Lender. Subject to the limitations in Section 3.1.2 and elsewhere herein, payments and prepayments that are applied to reduce the Revolving Loan may be reborrowed through Revolving Loan Advances.

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

Revolving Note.

The obligation of Borrower to repay Lender's Revolving Loan shall be evidenced by an amended and restated promissory note payable to the order of Lender in a maximum principal amount equal to the amount of the Revolving Loan Commitment and otherwise satisfactory to Lender. The Revolving Note shall be dated the Amended and Restated Effective Date and be duly and validly executed and delivered by Borrower. The Revolving Note shall be in the form of Exhibit 3.1.3 attached hereto.

General Letter of Credit Commitment.

On the Amended and Restated Effective Date, Lender shall issue commercial and standby letters of credit (each a "Letter of Credit") for the account of Borrower from time to time from the Amended and Restated Effective Date to the Revolving Loan Maturity Date (the "Letter of Credit Commitment"), but only in connection with transactions satisfactory to Lender and only if the Letter of Credit Exposure will not as a result of such issuance exceed the lesser of (i) $2,000,000 and (ii) any excess of the Maximum Available Amount over the then outstanding Revolving Loans. The expiration date of any Letter of Credit will not be more than one year after its issuance date and in no event will be later than the Revolving Loan Maturity Date unless Borrower deposits with Lender cash collateral satisfactory to Lender to secure reimbursement by Borrower of all amounts drawn on such Letter of Credit and all applicable fees.

Construction Letter of Credit Commitment.

In addition to the Letters of Credit described under Section 3.2, subject to the satisfaction of the conditions set forth in Section 11.7 to Lender's satisfaction in its sole discretion, Lender commits to issue the Construction Letter of Credit for the account of Borrower on the UK Effective Date, if, and only if, Borrower deposits with Lender cash collateral and/or marketable securities satisfactory to Lender in an amount equal to the maximum aggregate amount of the Construction Letter of Credit (the "Cash Collateral Requirement") to secure reimbursement of Lender by Borrower of all amounts drawn on such Construction Letter of Credit and all applicable fees related thereto or associated therewith (the "Construction Letter of Credit Commitment"). Any such cash collateral shall be held in a restricted account with Lender or ABN Amro London (the "Restricted Account") and any marketable securities shall be held in a brokerage account with Lender, which account shall be pledged to Lender (the "Brokerage Account"). In determining Borrower's continuing compliance with the Cash Collateral Requirement, marketable securities deposited in the Brokerage Account shall be valued at 70% of from time to time fair market value. Upon demand by Lender, Borrower shall immediately replenish the Restricted Account and the Brokerage Account, as the case may be, in order to at all times maintain compliance with the Cash Collateral Requirement. The Cash Collateral Requirement shall cease if (i) there is no Default or Event of Default, and (ii) Borrower's EBITDA, calculated for December 31, 2003 for the preceding twelve (12) month period, is equal to, or exceeds, $2,950,000. The expiration date of the Construction Letter of Credit will not be more than three years after the Amended and Restated Effective Date and in no event later than the Revolving Loan Maturity Date unless Borrower or a Covered Person deposits with Lender cash collateral satisfactory to Lender to secure reimbursement by Borrower of all amounts drawn on such Construction Letter of Credit and all applicable fees.

Term Loan Commitment.

Amount.

Subject to the limitations in Section 3.4.2 and elsewhere herein, on the Amended and Restated Effective Date Lender shall fund and continue the Term Loan to Borrower and Tripos Realty, jointly and severally, in the amount of $4,350,000 (the "Term Loan Commitment"). Subject to the limitations in Section 3.4.2 and elsewhere herein, payments and prepayments that are applied to reduce Term Loan may not be reborrowed.

Repayment of Term Loan.

The Term Loan is due and payable and shall be repaid by Borrower in accordance with Section 6 hereof and shall otherwise be repaid by the payment of principal and interest in full on the Term Loan Maturity Date, unless extended or renewed by the mutual written agreement of Borrower, Tripos Realty and Lender.

Term Note.

The obligation of Borrower and Tripos Realty to repay the Term Loan shall be evidenced by an amended and restated promissory note, which amends and restates the Prior Term Note, payable to the order of Lender in the amount of $4,350,000 and otherwise satisfactory to Lender. The Term Note shall be dated the Amended and Restated Effective Date and be duly and validly executed and delivered by Borrower and Tripos Realty. The Term Note shall be in the form of Exhibit 3.4.3 attached hereto.

Interest.

Interest on Letters of Credit.

Borrower shall pay interest on the unreimbursed amount of each draw on a Letter of Credit (other than the Construction Letter of Credit) at a rate per annum equal to the Prime Rate.

Interest on Draws on Construction Letter of Credit.

Borrower shall pay interest on the unreimbursed amount of the Construction Letter of Credit at a rate per annum equal to the Prime Rate plus 2.00%.

Interest on the Term Loan.

Borrower shall pay interest on the Term Loan at a rate of interest in an amount equal to two and twenty five one hundredths of one percent (2.25%) above the from time to time Eurodollar Rate for 90 day Interest Periods, as determined two days before the first day of each calendar quarter during the term of the Term Loan.

Interest on Revolving Loans; Interest Periods for Eurodollar Loans.

Borrower may, as provided herein, designate any Revolving Loan or part of any such Loan to be either a Prime Rate Loan or a Eurodollar Loan; provided, however, during the existence of an Existing Default, Borrower may not designate a Loan or any part of any such Loan as a Eurodollar Loan. Each Prime Rate Loan when made will bear interest at the Prime Rate (which will fluctuate as described in Section 4.8) plus the Prime Increment (determined from time to time as provided in Section 4.5). Each Eurodollar Loan when made will bear interest at the Adjusted Eurodollar Rate. The "Adjusted Eurodollar Rate" for any Eurodollar Loan is the Eurodollar Rate (which shall be determined before the beginning of the applicable Interest Period as provided herein and shall apply throughout such Interest Period) plus the applicable Eurodollar Increment (as defined below) determined from time to time as provided in Section 4.5. Except for the Term Loan, Borrower may also, as provided herein, convert some or all of a Prime Rate Loan into a Eurodollar Loan, and some or all of a Eurodollar Loan into a Prime Rate Loan. Borrower shall select an Interest Period for each Eurodollar Loan. Subject to the foregoing, each Interest Period shall be either thirty (30), sixty (60) or ninety (90) days; provided that (i) every such Interest Period shall commence on the date of the Advance; (ii) if any Interest Period would otherwise expire on a day of a calendar month which is not a Business Day, then such Interest Period shall expire on the next succeeding Business Day in that calendar month; provided, however, that if the next succeeding Business Day would be in the following calendar month, it shall expire on the first preceding Business Day; (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and (iv) no Interest Period shall extend beyond the Revolving Loan Maturity Date.

Increments.

The Prime Increment shall equal zero percent (0%) and the Eurodollar Increment shall equal two and seventy five one hundredths percent (2.75%)

Conversion of Loans.

Except with regard to the Term Loan, Borrower may (i) at any time convert some or all of a Prime Rate Loan to a Eurodollar Loan, or (ii) at the end of any Interest Period of a Eurodollar Loan, continue such Loan as a Eurodollar Loan for an additional Interest Period or convert some or all of such Eurodollar Loan to a Prime Rate Loan. To cause any such conversion or continuation, Borrower shall give Lender, prior to 11:00 a.m. St. Louis time at least two Business Days prior to the date the conversion or continuation is to be effective, a written request (which may be mailed, personally delivered or telecopied as provided in Section 22.1) or an oral request (which must be confirmed by facsimile on such date) (a) specifying whether a conversion or continuation is requested, (b) in the case of a conversion, specifying the amount to be converted and whether it is to be a Eurodollar Loan or a Prime Rate Loan upon the conversion, and (c) in the case of any conversion to or continuation of a Eurodollar Loan, specifying the Interest Period therefor. If such notice is not given by 11:00 a.m. St. Louis time on the second Business Day preceding the last day of the Interest Period of a Eurodollar Loan, then Borrower shall be deemed to have timely given a notice to Lender requesting to convert all of such Eurodollar Loan to a Prime Rate Loan. In the case of a Eurodollar Loan, any conversion or continuation shall become effective only on the day following the last day of the current Interest Period.

Time of Accrual.

Interest shall accrue on all principal amounts outstanding from the date when first outstanding to the date when no longer outstanding. Amounts shall be deemed outstanding until payments are applied thereto as provided herein.

Computation.

Interest shall be computed for the actual days elapsed over a year deemed to consist of 360 days. Interest rates that are based on the Prime Rate shall change simultaneously with any change in the Prime Rate and shall be effective for the entire day on which such change becomes effective. The Prime Rate will be determined by Lender before the initial Advance on the Amended and Restated Effective Date and on each Business Day thereafter when the Prime Rate changes.

Rate After Maturity.

Borrower shall pay interest on the Loans after their Maturity, and (at the option of Lender on the Loans and on the other Loan Obligations) upon the occurrence and during the continuance of an Event of Default, at a rate per annum of three percent (3%) plus the interest rate otherwise in effect hereunder. Notwithstanding the foregoing, with respect to Loan Obligations arising from the Construction Letter of Credit, at Lender's option, Borrower shall pay interest on draws on the Construction Letter of Credit upon the occurrence and during the continuance of an Event of Default, at a rate per annum not to exceed the Prime Rate plus three percent (3%).

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

Fees.

Closing Fee.

Borrower shall pay to Lender a "Closing Fee" equal to Twenty Five Thousand Eight Hundred Seventy Five Dollars ($25,875) on the Amended and Restated Effective Date. Once received by Lender, the Closing Fee shall not be refundable to Borrower for any reason.

Unused Line Fee.

In consideration of the Revolving Loan Commitment, Borrower agrees to pay Lender a fee (the "Unused Line Fee") on the Revolving Loan Commitment less the aggregate amount of outstanding Revolving Loans and LOC Obligations for each day during the applicable Unused Line Fee Calculation Period (as hereinafter defined) at a rate per annum equal to three hundred seventy five one thousandths of one percent (.375%) times the unused portion of the Revolving Loan Commitment. The Unused Line Fee shall commence to accrue on the Amended and Restated Effective Date and shall be due and payable in arrears on the first Business Day of each calendar quarter for the immediately preceding quarter (or portion thereof) (each such quarter or portion thereof for which the Unused Line Fee is payable hereunder being herein referred to as the "Unused Line Fee Calculation Period"), beginning with the first of such dates to occur after the Closing Date.

Letter of Credit Fees.

Borrower shall pay to Lender a "Letter of Credit Fee" for each Letter of Credit issued by Lender (other than the Construction Letter of Credit), which shall be calculated by applying the daily equivalent of the per annum Eurodollar Increment in effect on the date of issuance of such Letter of Credit to the undrawn amount available under such Letter of Credit as of each day commencing when such Letter of Credit is issued by Lender. The Letter of Credit Fee for each documentary Letter of Credit shall be determined in accordance with Lender's published letter of credit fee schedule for documentary letters of credit. The Letter of Credit Fee due for any Letter of Credit shall be payable quarterly in arrears beginning on the first day of the first calendar quarter after the date such Letter of Credit is issued and continuing on the first day of each calendar quarter thereafter while such Letter of Credit is outstanding.

Construction Letter of Credit Fees.

Borrower shall pay to Lender a "Construction Letter of Credit Fee", which shall be calculated by applying the daily equivalent of twenty five one hundredths of one percent (.25%) per annum of the undrawn amount available under the Construction Letter of Credit, as of each day commencing when such Construction Letter of Credit is issued by Lender and adjusted as the issued and available amount of the Construction Letter of Credit is increased. The Construction Letter of Credit Fee shall be payable quarterly in arrears beginning on the first day of the first calendar quarter after the date such Construction Letter of Credit is issued, and continuing on the first day of each calendar quarter thereafter while such Construction Letter of Credit is outstanding.

Calculation of Fees.

All of the foregoing fees and all other fees payable to Lender that are based on an annual percentage shall be calculated on the basis of a year deemed to consist of 360 days and for the actual number of days elapsed, and in accordance with Section 2.7.

Payments.

Scheduled Payments on Revolving Loan.

Interest.

Borrower shall pay interest accrued on each Prime Rate Loan included in the Revolving Loan quarterly, in arrears, beginning on the first day of the first calendar quarter following the Amended and Restated Effective Date and continuing on the first day of each calendar quarter thereafter, and on the Revolving Loan Maturity Date. Borrower shall pay interest accrued on each Eurodollar Loan included in the Revolving Loan at the end of its Interest Period and on the Revolving Loan Maturity Date. Borrower shall pay interest accrued on each Revolving Loan after the Revolving Loan Maturity Date on demand.

Principal.

Borrower shall repay the entire amount of the Revolving Loan on the Revolving Loan Maturity Date.

RESERVED.

Scheduled Payments on Term Loan.

Commencing January 1, 2003, Borrower and Tripos Realty shall pay quarterly installments of principal in the amount of Fifty Four Thousand Three Hundred Seventy Five Dollars ($54,375.00), plus accrued interest, on the first day of each calendar quarter, and shall make a final payment of the outstanding principal, plus accrued interest, on the Term Loan Maturity Date.

Reimbursement Obligations.

Borrower hereby unconditionally agrees to immediately pay to Lender on demand at the Lending Office all amounts required to pay all drafts drawn under the Construction Letter of Credit and all other Letters of Credit issued for the account of Borrower and all reasonable expenses incurred by Lender in connection with such Letters of Credit and, in any event and without demand, to remit to Lender (which may be through obtaining Advances if permitted under Section 3.1.2) sufficient funds to pay all Obligations arising under any Letter of Credit issued for the account of Borrower. Borrower agrees to comply with all provisions of any Letter of Credit application and reimbursement agreement, and each application and reimbursement agreement shall be deemed to be a "Loan Document" hereunder.

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

6.5.3 Term Loan Mandatory Prepayments.

The Borrower and Tripos Realty shall also be obligated to prepay the Term Loan in full together with accrued and unpaid interest thereon upon any termination of this Agreement or upon any acceleration of the Term Loan. On such prepayment date, the Borrower shall pay interest on the amount prepaid, accrued to the prepayment date.

6.5.4 Term Loan Voluntary Prepayments.

Borrower and Tripos Realty shall have the right at any time and from time to time to prepay the Term Loan in whole or in part on any Business Day. Each partial prepayment of the Term Loan shall be in a principal amount equal to $500,000 or any integral multiple thereof and shall be applied to the principal installments of the Term Loan in the inverse order of their maturities. On the prepayment date, Borrower and Tripos Realty shall pay interest on the amount prepaid, accrued to the prepayment date.

Manner of Payments and Timing of Application of Payments.

Payment Requirement.

Borrower, and Tripos Realty with respect to the Term Loan, shall make each payment on the Loan Obligations to Lender for the account of Lender as required hereunder and under the other Loan Documents at the Lending Office on the date when due, without deduction, set-off or counterclaim. All payments on the Loan Obligations shall be by wire transfer or direct debit to accounts maintained by Borrower at Lender.

Application of Payments and Proceeds.

All payments received by Lender in immediately available funds at or before 1:00 p.m. (St. Louis time) on a Business Day will be applied to the relevant Loan Obligation on the same day. Such payments received on a day that is not a Business Day or after 1:00 p.m. on a Business Day will be applied to the relevant Loan Obligation on the next Business Day. Except as expressly provided otherwise herein, Lender may apply, and reverse and reapply, payments and proceeds of the Collateral to the Loan Obligations in such order and manner as Lender determines in its absolute discretion absent specific instructions by Borrower. Borrower hereby irrevocably waives the right to direct the application of payments and proceeds of Collateral so long as there is any Existing Default. All payments and prepayments shall be deemed made on Prime Rate Loans that are included in the Revolving Loans, and then to the Eurodollar Loans included in the Revolving Loans; provided, however, that payments received on the last day of any Interest Period shall first be applied to the Eurodollar Loans with an Interest Period ending on such date until such Loans are paid in full, and then to the Prime Rate Loans included in the Revolving Loan. Any payments received pursuant to Section 15.1 with respect to the Term Loan shall be applied in inverse order of Maturity.

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

Accrued Fees and Interest.

The quarterly fees and interest accrued and unpaid under the Prior Loan Agreement as of the Amended and Restated Effective Date for the partial calendar quarterly period from October 1, 2002 to the Amended and Restated Effective Date shall be payable on January 1, 2003 together with the quarterly fees and interest accruing under this Agreement from the Amended and Restated Effective Date for the balance of the calendar quarterly period. In the case of Eurodollar Loans outstanding on the Amended and Restated Effective Date, the interest accrued shall be paid at the end of the applicable Interest Period.

Procedure for Obtaining Advances and Letters of Credit.

Initial Advances.

Lender will fund the increase in the Term Loan and make the initial Revolving Loan Advance, if any, on the Amended and Restated Effective Date as directed by Borrower in a written direction delivered to Lender. The manner of disbursement shall be subject to Lender's approval.

Borrowing Base Certificates.

On the Amended and Restated Effective Date if Borrower desires a Revolving Loan Advance, and on the 15th day of each month thereafter and upon each request of Lender, Borrower shall deliver (a) an aging of all Accounts, and (b) a Borrowing Base Certificate to Lender in the form of Exhibit 7.2 attached hereto, reflecting the Accounts at the end of the preceding calendar month, together with such supporting information as Lender may require from time to time.

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

Letters of Credit.

Borrower may request the issuance of the Construction Letter of Credit or a Letter of Credit by submitting an issuance request to Lender that meets the requirements of Section 7.10 and executing the reimbursement agreement required under Section 11.1 or Section 11.7.3, as applicable, no less than five Business Days prior to the requested issue date for the Construction Letter of Credit or any other Letter of Credit.

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

Exoneration of Lender.

Lender shall not incur any liability to Borrower for treating a request that meets the express requirements of Section 7.9 or Section 7.10, as applicable, as a request for an Advance or a request for issuance of a Letter of Credit, if Lender believes in good faith that the Person making the request is a Borrowing Officer. Lender shall not incur any liability to Borrower for failing to treat any such request as a request for an Advance or a request for issuance of a Letter of Credit, as applicable, if Lender believes in good faith that the Person making the request is not a Borrowing Officer.

Suspension of Obligation to Make Eurodollar Advances.

If (i) on any date for determining the Eurodollar Rate for any Interest Period, by reason of any changes arising after the Amended and Restated Effective Date affecting the London Interbank Market or Lender's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition herein of Eurodollar Rate, or (ii) the making of any Advance which is to be a Eurodollar Advance or the continuance by Lender of any Eurodollar Loan has become unlawful by compliance by Lender in good faith with any Law or any pronouncement of a Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful), then Lender shall promptly give notice to Borrower of such determination. Until Lender notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, (a) the obligation of Lender to fund Eurodollar Advances shall be suspended, (b) each outstanding Eurodollar Loan shall be automatically converted into a Prime Rate Loan, on the earlier of the last day of the Interest Period for such Eurodollar Loan or the last date permitted by applicable Law, and (c) all Revolving Loan Advances shall be Prime Rate Advances. Notwithstanding anything to the contrary contained herein, if any part of a Eurodollar Loan is converted to a Prime Rate Loan pursuant to this Section 7.12, the per annum interest rate applicable thereto from and after the effective date of such conversion shall be the Prime Rate (but otherwise calculated as provided in Section 4).

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

To secure the payment and performance of the Loan Obligations, Borrower shall, except as expressly set forth hereinbelow to the contrary, on the Amended and Restated Effective Date, execute and deliver, or cause to be executed and delivered, to Lender the following documents from time to time, each satisfactory to Lender:

Deed of Trust Modification; Mortgage.

On the UK Effective Date, the LaSalle UK Mortgage, satisfactory to Lender, and, on the Amended and Restated Effective Date, a Modification to Deed of Trust executed and delivered to Lender by Tripos Realty ("Deed of Trust Modification"), satisfactory to Lender and if any tenants have possession of a material portion of the Mortgaged Property, Borrower shall also deliver or cause to be delivered to Lender a nondisturbance, attornment, and subordination agreement or an estoppel certificate, as elected by Lender in its discretion, executed by such tenant and acceptable to Lender.

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

Pledge Agreements.

Membership pledge agreement executed by Borrower pledging 100% of the membership interests in Tripos Realty, 65% of its stock interests in Tripos UK Holdings Limited, and a stock pledge agreement executed by Tripos UK Holdings Limited pledging 65% of its stock in Tripos UK Limited and Tripos Receptor Research Limited. On or before the UK Effective Date, Pledge agreement executed by Borrower pledging the Brokerage Account to Lender.

Guaranty.

The unconditional guaranty of the Loan Obligations by Tripos Realty (other than with respect to the Term Loan, on which Tripos Realty is a direct obligor) (the "Guarantor"), pursuant to a guaranty in the form of Exhibit 8.5 attached hereto (the "Guaranty").

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

Conditions of Lending.

Conditions to Effectiveness of Amended and Restated Loan Agreement and Construction Letter of Credit.

Lender will have no obligation to fund the increase in the Term Loan, the initial Revolving Loan Advance or any subsequent Revolving Loan Advance or issue the Construction Letter of Credit unless:

Listed Documents and Other Items.

Lender shall have received on or before the Amended and Restated Effective Date all of the documents and other items listed or described in Exhibit 10.1.1 hereto as being conditions to the Amended and Restated Effective Date, with each being satisfactory to Lender and (as applicable) duly executed and (also as applicable) sealed, attested, acknowledged, certified, or authenticated.

Financial Condition.

Lender shall have determined to its satisfaction that the financial statements of Borrower for the period ended September 30, 2002 as furnished to Lender, and other information furnished to Lender by Borrower (i) for the periods ended on or before the Amended and Restated Effective Date, fairly and accurately reflect the business and financial condition of Borrower, its cash flows and the results of its operations for such periods, and (ii) for the periods that will end after the Amended and Restated Effective Date, reasonably forecast the business and financial condition of Borrower, its cash flows, and the results of its operations for such periods.

Default.

There shall be no Existing Default and no Default or Event of Default will occur as a result of such Advance being requested or made or the application of the proceeds thereof.

Perfection of Security Interests.

Except as otherwise expressly agreed, every Security Interest required to be granted by Borrower to Lender under Section 8 shall have been perfected and shall be, subject to Permitted Security Interests, a first priority Security Interest. Notwithstanding the foregoing, the LaSalle UK Mortgage shall (a) not be required to be perfected prior to the UK Effective Date, and (b) be a second priority Security Interest, subject only to Permitted Security Interests and the liens created in favor of ABN Amro London in connection with the UK Loan Obligations.

Representations and Warranties.

The representations and warranties contained in the Loan Documents shall be true and correct.

Material Adverse Change.

Since August 31, 2002, with respect to each Covered Person, there shall not have been any change which has or is reasonably likely to have a Material Adverse Effect.

Pending Material Proceedings.

There shall be no pending Material Proceedings involving Borrower or any Covered Person.

Payment of Fees.

Borrower shall have paid in cash and reimbursed to Lender all fees, costs and expenses that are payable or reimbursable to Lender hereunder on or before the Amended and Restated Effective Date.

Other Items.

Lender shall have received such other consents, approvals, opinions, certificates, documents or information as it reasonably deems necessary.

Conditions to Subsequent Advances.

Lender will have no obligation to fund any Advance after the Amended and Restated Effective Date unless:

General Conditions.

All of the conditions to an Advance in Section 10.1 shall have been and shall remain satisfied.

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

Additional Conditions to Issuance of Letters of Credit.

Neither the Construction Letter of Credit nor any other Letter of Credit will be issued unless at the time of such issuance:

Master Letter of Credit Agreement; Reimbursement Agreement.

With respect to any Letter of Credit to be issued pursuant to the Letter of Credit Commitment, Borrower has either executed and delivered to Lender a master letter of credit agreement satisfactory to Lender setting forth in more particularity the terms and conditions for the issuance of Letters of Credit, or Borrower has executed and delivered to Lender a reimbursement agreement satisfactory to Lender under which Borrower undertakes to reimburse to Lender on demand the amount of each draw on the Letter of Credit, as applicable, together with interest from the date of the draw at the rate set forth in Section 4.1. The conditions set forth in this Section 11.1 are not applicable to the Construction Letter of Credit.

No Prohibitions.

No order, judgment or decree of any Governmental Authority exists which purports by its terms to enjoin or restrain Lender from issuing the Construction Letter of Credit or a Letter of Credit, and no Law or request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over Lender shall exist which prohibits, or requests that Lender refrain from, the issuance of letters of credit generally or the Construction Letter of Credit or a Letter of Credit in particular, or imposes upon Lender with respect to the Construction Letter of Credit or a Letter of Credit any restriction or reserve or capital requirement (for which Lender is not otherwise compensable by Borrower hereunder).

Conditions to Advances.

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

Construction Letter of Credit.

Lender will have no obligation to issue the Construction Letter of Credit unless:

Listed Documents and Other Items.

Lender shall have received on or before the UK Effective Date all of the documents and other items listed or described in Exhibit 11.7.1, with each being satisfactory to Lender and (as applicable) duly executed and (also as applicable) sealed, attested, acknowledged, certified, or authenticated.

UK Loan Documents.

Each of the UK Loan Documents, in form and substance acceptable to Lender in its sole discretion, has been executed and delivered to Lender and/or ABN Amro London, as applicable. The appraisal of the real estate described in the UK Mortgage, in form and substance acceptable to Lender in its sole discretion, has been received by Lender. The construction management agreement, executed by The Austin Company of UK Ltd with respect to the management of the construction of the facility to be located on certain of the real estate described in the UK Mortgage, in form and substance acceptable to Lender in its sole discretion, has been duly executed and a copy provided to Lender.

Reimbursement Agreements.

Borrower has executed and delivered to Lender the Tripos Construction Reimbursement Agreement, in form and substance acceptable to Lender in its sole discretion, under which Borrower undertakes to reimburse to Lender on demand the amount of each draw on the Construction Letter of Credit, together with interest from the date of the draw at the rate set forth in Section 4.2. TRR has executed and delivered to Lender the TRR Reimbursement Agreement, in form and substance acceptable to Lender in its sole discretion, under which TRR undertakes to reimburse to Lender on demand the amount of each draw on the Construction Letter of Credit, as applicable, together with interest from the date of the draw at the rate set forth in Section 4.2. The conditions set forth in Section 11.7 are not applicable to the issuance of Letters of Credit pursuant to the Letter of Credit Commitment, but the conditions set forth in Section 11.1 are applicable instead.

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

Enforceability of Obligations.

Each of the Loan Documents to which a Covered Person is a party constitutes the legal, valid and binding obligation of such Covered Person, enforceable against such Covered Person in accordance with its terms, except to the extent that the enforceability thereof against such Covered Person may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application (and except to the extent that under applicable law the terms of a Material Agreement may limit the enforceability of a security interest therein or an assignment thereof).

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

Solvency.

Borrower is solvent prior to and after giving effect to the making of the Term Loan and the initial Revolving Loan Advance on the Amended and Restated Effective Date.

Encumbrances.

None of the real property purported to be owned by a Covered Person and located in the United States is subject to any Encumbrances other than Encumbrances existing on October 1, 2002 and previously disclosed to Lender or Encumbrances in favor of Lender.

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

Tax Liabilities; Governmental Charges.

Each Covered Person has filed or caused to be filed all tax reports and returns required to be filed by it with any Governmental Authority, except where extensions have been properly obtained. Each Covered Person has paid or made adequate provision for payment of all Taxes of such Covered Person, except Taxes which are being diligently contested in good faith by appropriate proceedings and as to which such Covered Person has established adequate reserves in conformity with GAAP. No Security Interest for any such Taxes has been filed and no claims are being asserted with respect to any such Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person. Borrower was audited in 1998 by the IRS with respect to its 1996 and 1997 federal income taxes, and no material adjustments in taxes were made as a result of such audit; the IRS has not notified any Covered Person that it intends to perform any other audit. There are no material unresolved issues or other matters concerning any liability of a Covered Person for any Taxes which, if adversely determined, has or is reasonably likely to have a Material Adverse Effect on such Covered Person.

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

Distributions

No Distribution has been declared, paid or made upon or in respect of any capital stock or other securities of Borrower on and after the Amended and Restated Effective, except as expressly permitted hereby.

Chief Place of Business; Locations of Collateral.

As of the Amended and Restated Effective Date:

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

Accounts

With respect to each Account of each Covered Person: (i) the Account is assignable, (ii) the Account arose in the ordinary course of such Covered Person's business, (iii) the services furnished and/or goods sold giving rise to the Account are not subject to any Security Interest except (as to Collateral) the first priority, perfected Security Interest granted to Lender and except the Permitted Security Interests, and (iv) there are no proceedings or actions which are threatened or pending against the Account Debtor with respect to the Account (other than proceedings or actions initiated by a Covered Person in the ordinary course of business).

Inventory

With respect to Inventory of each Covered Person: (i) such Inventory (except for Inventory in transit) is located at one or another of the premises listed in item 12.28.2 of the Disclosure Schedule, (ii) such Covered Person has good and merchantable title to such Inventory subject to no Security Interest whatsoever except (as to Collateral) for the first priority, perfected Security Interest granted to Lender and except for Permitted Security Interests, and (iii) such Inventory is of good and merchantable quality, free from any material defects.

Equipment

With respect to the equipment of each Covered Person: (i) such Covered Person has good and marketable title thereto, (ii) none of such equipment is subject to any Security Interests except for the first priority Security Interest granted to Lender pursuant hereto and except for Permitted Security Interests, and (iii) all such equipment whose useful life to such Covered Person has not elapsed and which is necessary for the ordinary conduct of business of such Covered Person, is in good operating condition and repair, ordinary wear and tear alone excepted, and is suitable for the uses to which customarily put in the conduct of Borrower's business.

Intellectual Property

(i) Item 12.28.4 of the Disclosure Schedule contains a complete and correct list of all of each Covered Person's Intellectual Property, (ii) such Covered Person owns all right, title and interest in, under and to such Intellectual Property, subject to no licenses or any other contractual interests therein or other agreements relating thereto, except for the applicable Collateral Assignment and except for licenses and other agreements entered into in the ordinary course of Borrower's business; (iii) no Intellectual Property or grant of license by or to a Covered Person is subject to any pending or, to Borrower's knowledge, threatened challenge; (iv) to Borrower's knowledge, no Covered Person has committed any patent, trademark, trade name, service mark or copyright infringement, and the present conduct of each Covered Person's business does not infringe any patents, trademarks, trade name rights, service marks, copyrights, publication rights, trade secrets or other proprietary rights of any Person; and (v) there are no claims or demands of any Person pertaining to, or any proceedings which are pending or, to Borrower's knowledge, threatened, which challenge any Covered Person's rights in respect of any proprietary or confidential information or trade secrets used in the conduct of a Covered Person's business. Item 12.28.4A of the Disclosure Schedule contains a complete list of Intellectual Property of Borrower which in the aggregate was principally responsible for Borrower's gross revenues for fiscal year 2001.

Documents, Instruments and Chattel Paper

All documents, instruments and chattel paper describing, evidencing or constituting Collateral, and all signatures and endorsements thereon, are complete, valid, and genuine, and all goods evidenced by such documents, instruments and chattel paper are owned by Borrower free and clear of all Security Interests other than Permitted Security Interests.

Negative Pledges

Neither Borrower nor Guarantor is a party to or bound by any Material Contract, other than the Loan Documents, which prohibits the creation or existence of any Security Interest upon or assignment or conveyance of any of the Collateral.

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

No Loans to Insiders

None of the proceeds of the Loan will be used directly or indirectly to fund a personal loan to or for the benefit of a director or executive officer of Borrower or any Covered Person.

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

Affirmative Covenants

Borrower covenants and agrees that, while any of the Commitments remains in effect, or while the Construction Letter of Credit or any Letters of Credit are outstanding, and until all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall do, and cause each Covered Person to do, each of the following:

Use of Proceeds

Subject to the terms and conditions hereof, the proceeds of (a) the Revolving Loan Advances shall be used for Capital Expenditures, as well as for general corporate and working capital purposes, (b) the Term Loan shall be used to refinance the existing indebtedness of Tripos Realty secured by the Mortgaged Property and for Capital Expenditures, as well as for general corporate and working capital purposes.

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

Maintenance of Security Interests of Security Documents

Preservation and Perfection of Security Interests

Borrower or any other Covered Person executing a Security Document shall promptly, upon the reasonable request of Lender and at Borrower's expense, execute, acknowledge and deliver, or cause the execution, acknowledgment and delivery of, and thereafter file or record in the appropriate governmental office, any document or instrument supplementing or confirming the Security Documents or otherwise deemed necessary by Lender to create, preserve or perfect any Security Interest purported to be created by the Security Documents or to fully consummate the transactions contemplated by the Loan Documents. The foregoing actions requested by Lender from Borrower or such other Covered Person shall include (i) filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to Lender or authorizing the filing thereof; (ii) delivering to Lender the originals of all instruments, documents and chattel paper, and all other Collateral of which Lender determines it should have physical possession in order to perfect and protect Lender's Security Interest, duly endorsed or assigned to Lender without restriction; (iii) delivering to Lender warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued; (iv) placing a durable notice of the existence of Lender's Security Interest, acceptable to Lender, upon such items of the Collateral as are designated by Lender; and (v) placing a notice of the existence of Lender's Security Interest, acceptable to Lender, upon the books and records of Borrower pertaining to the Collateral, as designated by Lender.

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

Accounting System; Tracing of Proceeds.

Each Covered Person shall maintain a system of accounting established and administered in accordance with GAAP. Each Covered Person shall maintain materially accurate and reasonably detailed records of proceeds of the Loans and substantial transfers of proceeds of the Loans (i) received by it from the Lender, (ii) transferred from it to any other Covered Person, and (iii) received by it from another Covered Person. Borrower acknowledges that (i) its ability to obtain the Loans hereunder is made possible by the fact that Tripos Realty is guarantying the Loan Obligations and Tripos UK Holdings is providing certain Collateral to secure the Loan Obligations, (ii) the business operations of each Covered Person complement one another, and such entities have a common business purpose, and (iii) the proceeds of Advances hereunder will benefit each Covered Person, severally and jointly, regardless of which Covered Person receives part or all of any Advance.

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

Quarterly Financial Statements

Within 30 days after the end of each fiscal quarter of Borrower (including each fiscal quarter ended December 31), unaudited consolidated and consolidating financial statements of Borrower prepared in accordance with GAAP for each of the months not covered by the latest year-end financial statements, in each case containing a balance sheet, income statement, and statement of cash flows and accompanied by (a) a Compliance Certificate of the Chief Financial Officer of Borrower or other Responsible Officer, and (b) in the case of the consolidated financial statements, a statement comparing the current statements delivered pursuant to this Section with the statements for the equivalent months and equivalent elapsed periods during the prior fiscal year of Borrower. Each Compliance Certificate shall be in the form of Exhibit 14.14.2, and shall contain detailed calculations of the financial measurements referred to in Section 16 for the relevant periods. If any Compliance Certificate delivered to Lender discloses that a representation or warranty is not true and correct, or that there is an Existing Default that has not been waived in writing by Lender, such Compliance Certificate shall state what action Borrower has taken or proposes to take with respect thereto.

Monthly Financial Statements.

Within 20 days after the end of each calendar month, unaudited consolidated and consolidating financial statements of Borrower prepared in accordance with GAAP for such month, in each case containing a balance sheet, income statement, and statement of cash flows.

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

Exams by Lender

Lender or Persons authorized by and acting on behalf of Lender may at any time during normal business hours examine the books and records and inspect any of the property of each Covered Person from time to time upon reasonable notice (except that during an Existing Default, no prior notice shall be required) to such Covered Person, and in the course thereof may make copies or abstracts of such books and records and discuss the affairs, finances and books and records of such Covered Person with its accountants, officers and employees. Each Covered Person shall cooperate with Lender and such Persons in the conduct of such exams and shall deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for such Covered Person. Borrower shall reimburse Lender for all reasonable costs and expenses actually incurred by it in conducting each exam.

Verification of Accounts, and Notices to Account Debtors

Lender shall have the right at any time to verify the validity and amount of any Account, and any other matter relating to an Account by communicating in writing or orally directly with the Account Debtor or any Person who represents or Lender believes represents the Account Debtor.

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

Pfizer

Notify Lender in the event (a) the Pfizer Contract is modified to reduce the total contract deliverables due thereunder by ten percent (10%) or more, or (b) completion of the Pfizer Contract is extended for more than one quarter.

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

Negative Covenants

Borrower covenants and agrees that, while any of the Commitments remain in effect and until all Letters of Credit, including without limitation the Construction Letter of Credit, have expired and all of the Loan Obligations are fully and indefeasibly paid in full in cash, Borrower shall not, directly or indirectly, do any of the following, or permit any other Covered Person to do any of the following, without the prior written consent of Lender:

Sale of Interests

Sell or otherwise dispose of Borrower's interest in any Subsidiary or Affiliate, provided, however, that Borrower may sell or otherwise dispose of its interests in Arena Pharmaceuticals, Inc. for consideration deemed fair and reasonable by the board of directors of Borrower.

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

Existing on Amended and Restated Effective Date

Investments existing on the Amended and Restated Effective Date and disclosed in Section 12.19 of the Disclosure Schedule.

Notes Collaterally Assigned to Lender

Loans from Borrower to (i) Tripos Receptor Research Limited, which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3, (ii) Tripos UK Limited, Tripos SARL and Tripos GmbH which are evidenced by promissory notes which are collaterally assigned to Lender pursuant to Section 8.3 in an aggregate amount outstanding that shall not exceed the amount permitted by Section 15.3.8 at any time and (iii) Tripos UK Holdings Limited which is evidenced by that certain promissory note dated as of November 11, 1997 in the original principal amount of $950,000 which has been collaterally assigned to Lender pursuant to Section 8.3.

Customary Trade Terms

Accounts arising in the ordinary course of business and payable in accordance with Borrower's customary trade terms.

General Investments

Investments (in addition to those investments otherwise permitted by this Section 15.2) in an amount not to exceed $3,000,000 in the aggregate; provided, however, that such Investments shall not be funded out of the proceeds of any of the Loans or other Indebtedness of the Borrower.

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

The Loan Obligations and the UK Loan Obligations

The Loan Obligations and the UK Loan Obligations.

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

Existing and Disclosed

Other Indebtedness existing on the date hereof and disclosed in the Disclosure Schedule, provided such Disclosure Schedule is satisfactory to Lender in its sole discretion.

General Indebtedness.

Indebtedness created, incurred or assumed by Tripos UK Holdings Limited, Tripos UK Limited, Tripos GmbH, or Tripos SARL outside of the United States after June 21, 2001 in an amount not to exceed $1,500,000 in the aggregate at any time outstanding.

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

Securing Payment

Purchase money Security Interests securing payment of the purchase price of capital assets acquired by Borrower after the Amended and Restated Effective Date so long as the amount of the Indebtedness to be secured thereby does not exceed $500,000 in the aggregate at any time, and purchase money Security Interests securing payment of the purchase price of capital assets acquired by TRR after the Amended and Restated Effective Date so long as the amount of the Indebtedness to be secured thereby (other than the Indebtedness evidenced by the UK Loan Documents) does not exceed $500,000 in the aggregate at any time.

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

Disclosed in Section 12.28

Security Interests existing on the Amended and Restated Effective Date that are disclosed in Section 12.28 of the Disclosure Schedule and are satisfactory to Lender.

Security Interests in Property of Foreign Subsidiaries

Security Interests in property of Tripos UK Holdings Limited, Tripos UK Limited, Tripos GmbH, or Tripos SARL securing Indebtedness described in Section 15.3.8.

Security Interests to Secure Capital Leases

Security Interests securing obligations under Capital Leases permitted by Section 15.6 of this Agreement, provided, however, that in no event shall such Security Interests extend to any property of any Covered Person that is not the property subject to such Capital Lease.

15.4.11. Security Interest to Secure Loan Obligations and UK Loan Obligations

Security Interests securing the Loan Obligations or the UK Loan Obligations.

RESERVED.

Capital Leases.

Enter into any Capital Lease after the Amended and Restated Effective Date with an outstanding balance from time to time, which when aggregated with the original outstanding balance(s) of all other Capital Leases entered into after the Amended and Restated Effective Date, exceeds $4,200,000.

Change of Control.

Merge or consolidate with or into another Person, or permit any Person, other than the current shareholders, to become the record or beneficial owner, directly or indirectly, of securities representing 30% or more of the voting power of any Covered Person's then outstanding securities, or acquiring a sufficient interest to elect a majority of the board of directors, elect or appoint the managing partner(s) or otherwise direct the day-to-day control of any Covered Person, or in the case of any Covered Person other than Borrower, permit any Person, other than another Covered Person, to obtain any direct or indirect ownership interest in such Covered Person; except that Borrower may reincorporate as a Delaware corporation to change its state of incorporation provided Borrower has delivered at least 30 days' prior notice to Lender of the proposed change, the successor entity succeeds to all of Borrower's assets, rights, obligations and liabilities (including the Loan Obligations) upon such restructuring, and Borrower executes such additional documents in connection therewith as Lender may reasonably require.

Distributions.

Declare or pay any Distribution.

Indirect Obligations.

Create, incur, assume or allow to exist any Indirect Obligations, except for Indirect Obligations which are Loan Obligations or UK Loan Obligations (or with respect to such obligations), and except for Indirect Obligations of Borrower existing or contemplated on the Amended and Restated Effective Date and disclosed to Lender on Exhibit 12.

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

Transactions With Affiliates; Loans to Insiders.

Enter into or be a party to any transaction or arrangement, including the purchase, sale or exchange of property of any kind or the rendering of any service with any Affiliate, or make any loans or advances to any Affiliate, in each case on terms more favorable than could be obtained with independent third parties. Directly or indirectly: (a) after the Amended and Restated Effective Date, fund a personal loan to or for the benefit of a director or executive officer of Borrower or any Covered Person, other than travel expense advances and company credit card advances in the ordinary course of business, or (b) take any action in violation of, or otherwise prohibited by, the Sarbanes-Oxley Act of 2002.

Cash Transfers.

Cause or permit any cash (whether proceeds of the Loans or otherwise) to be transferred from Borrower to any Covered Person at any time except as permitted or contemplated by Section 15.2.3 or Section 15.12.

No Default on Indebtedness or Material Agreements.

Default upon or fail to pay any Indebtedness for borrowed money in excess of $100,000.00, as the same matures, or breach, violate, or be in default under or any Material Agreement and fail to cure such failure to pay, breach, violation, or default within the applicable cure period provided therein.

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

Financial Covenants.

Special Definitions.

As used in this Section 16 and elsewhere herein, the following capitalized terms have the following meanings:

"Borrower" as used in this Section 16 for purposes of determining whether Borrower is in compliance with the financial covenants described herein, means Borrower on a consolidated basis.

"EBITDA" means for any period of calculation, an amount equal to the sum of (i) Net Income, (ii) federal, state and local income tax expense paid or accrued for as a liability, (iii) Interest Expense, (iv) depreciation and amortization expense, (v) losses on the sale or other disposition of assets, (vi) extraordinary losses, minus (a) gains on the sale or other disposition of assets, and (b) extraordinary gains.

"Fixed Charges" means for any period of calculation, the sum of (i) Interest Expense, (ii) regularly scheduled principal payments of Total Funded Indebtedness, (iii) federal, state and local income taxes paid or accrued, (iv) Non-financed Capital Expenditures, and (v) cash Distributions paid.

"Interest Expense" means, for any period of calculation, all interest, whether paid or accrued as a liability, but without duplication, on Indebtedness of Borrower during such period.

"New Subordinate Capital" means all preferred stock, common stock, subordinate debt and any and all other capital raised by Borrower since the Amended and Restated Effective Date that is an unsecured obligation and is subordinated pursuant to Borrower's Articles of Incorporation or is otherwise subordinated in writing (either by its terms or pursuant to a subordination agreement) to the payment and priority of all Loan Obligations in form and substance satisfactory to Lender.

"Shareholder's Equity" means, as of any time, the shareholder's equity of Borrower as determined in accordance with GAAP.

"Total Funded Indebtedness" means, as of any time, the sum of any contractual obligations to pay borrowed money (including, without limitation, any such Indebtedness incurred in connection with purchase money financing) and to make payments or reimbursements with respect to letters of credit other than the Construction Letter of Credit (whether or not there have been drawings under a letter of credit) at such time including, without limitation, the Loan and the aggregate dollar amount of Capital Leases presented in Borrower's most recent Financial Statements as Liabilities (as defined under GAAP).

All other capitalized terms used in this Section 16 shall have the meanings given them, and shall be determined, under GAAP. All calculations shall be for Borrower and its Subsidiaries on a consolidated basis.

Maximum Total Funded Indebtedness to Shareholder's Equity.

Borrower covenants and agrees that the ratio of Borrower's Total Funded Indebtedness to the sum of Borrower's Total Funded Indebtedness, plus Shareholder's Equity, calculated as of the last day of each fiscal quarter, beginning December 31, 2002, shall at no time be greater than (a) 1.0:4.0 for the quarter ending December 31, 2002 through and including the quarter ending December 31, 2004, (b) 1.0:5.0 for the quarter ending March 31, 2005 and for each quarter thereafter.

RESERVED.

Minimum Fixed Charge Coverage Ratio.

Borrower covenants and agrees that the ratio of Borrower's EBITDA plus gains on the sale of shares of Arena Pharmaceuticals, Inc. to Borrower's Fixed Charges (a) for the preceding three (3) month period, calculated for December 31, 2002 shall at no time be less than 1.20 to 1.00, (b) for the preceding six (6) month period, calculated for March 31, 2003 shall at no time be less than 1.20 to 1.00, (c) for the preceding nine (9) month period, calculated for June 30, 2003 shall at no time be less than 1.20 to 1.00, and (d) for the preceding twelve (12) month period, calculated for September 30, 2003 and for the last day of each fiscal quarter thereafter, shall at no time be less than 1.20 to 1.00.

Minimum EBITDA.

Borrower covenants and agrees that Borrower's EBITDA, calculated as of the last day of each fiscal quarter (a) for the preceding twelve (12) month period, calculated for December 31, 2003 shall at no time be less than $2,950,000, (b) for the preceding twelve (12) month period, calculated for March 31, 2004, shall at no time be less than $3,500,000, (c) for the preceding twelve (12) month period, calculated for June 30, 2004, shall at no time be less than $6,400,000, (d) for the preceding twelve (12) month period, calculated for September 30, 2004, shall at no time be less than $7,850,000, and (e) for the preceding twelve (12) month period, calculated for December 31, 2004 and for the last day of each fiscal quarter thereafter, shall at no time be less than $9,000,000.

Maximum Non-TRR Capital Expenditures.

Borrower's Non-TRR Capital Expenditures for the preceding twelve (12) month period, calculated as of the last day of each fiscal quarter, beginning September 30, 2003, shall not exceed $2,000,000.

Minimum Shareholders Equity.

Borrower covenants and agrees that Borrower's Shareholders Equity, calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2002, shall not be less than (a) 90% of Borrower's Shareholders Equity as of September 30, 2002, plus (b) for the fiscal quarter ending December 31, 2002 and for each fiscal quarter thereafter, an amount equal to the sum of the minimum amount required to be maintained for the immediately preceding fiscal quarter plus 90% of the Borrower's Net Income (but not less than zero) for such current fiscal quarter, plus (c) for the fiscal quarter ending December 31, 2002 and for each fiscal quarter thereafter, an amount equal to 100% of the amounts received for the issuance of stock of Borrower, if any. The described calculation of Borrower's Shareholders Equity may be performed, in Lender's sole discretion, exclusive of (i) all gains and losses caused by foreign currency translation adjustments, (ii) preferred stock of Borrower, and (iii) the book value of Borrower's equity holdings.

Default.

Events of Default.

Any one or more of the following shall constitute an event of default (an "Event of Default") under this Agreement:

Failure to Pay Principal or Interest.

Failure of Borrower to pay any principal of the Loans when due or interest accrued thereon.

Failure to Pay Other Amounts Owed to Lender.

Failure of Borrower to pay any of the Loan Obligations (other than principal of the Loans or interest accrued thereon) within 5 days after the date when due; provided, however, that if the date on which payment of such Loan Obligation is due is not specified in this Agreement or any other Loan Document or Borrower does not have knowledge that such payment is due, the 5 day grace period provided in this Section 17.1.2 shall begin on the date on which Borrower receives notice, including any invoice, or otherwise becomes aware that such Loan Obligation is due.

Failure to Pay Amounts Owed to Other Persons.

Failure of any Covered Person to make any payment due on Indebtedness of such Covered Person to any Affiliate or Subsidiary of Lender, including without limitation, UK Loan Obligations which continues unwaived beyond any applicable grace periods specified in the documents evidencing such Indebtedness; or failure of any Covered Person to make any payment due on Indebtedness of such Covered Person over $100,000 to Persons other than an Affiliate or Subsidiary of Lender which continues unwaived beyond any applicable grace period (except to the extent that such Covered Person disputes in good faith that such payment is due, is validly contesting the payment, and makes appropriate reserves under GAAP).

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

Certain Covenants.

Failure of Borrower to comply with the covenants in Sections 14.1, 14.10, 14.13, 14.14, 14.18, 14.20, 14.22, 15, or 16.

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

Judgments; Attachment; Settlement; Etc.

Any one or more judgments or orders is entered against a Covered Person or any attachment or other levy is made against the property of a Covered Person (including any Collateral) with respect to a claim or claims involving in the aggregate liabilities (not paid or fully covered by insurance, less the amount of reasonable deductibles in effect on the Amended and Restated Effective Date) in excess of $100,000.00 becomes final and non-appealable and remains unsatisfied for 30 days, or if timely appealed is not fully bonded and collection thereof stayed pending the appeal.

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

Cross-Default.

Any Event of Default under this Agreement will constitute an event of default under any other agreement between any Covered Person and Lender or any Affiliate or Subsidiary of Lender and under any evidence of Indebtedness of any Covered Person held by Lender or any Affiliate or Subsidiary of Lender, whether or not it is defined as such therein. Any event of default under the UK Loan Documents or under the UK Loan Obligations shall and will constitute an Event of Default under this Agreement.

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

Construction Letter of Credit.

ABN Amro London makes a draw under the Construction Letter of Credit pursuant to the terms and conditions of the UK Loan Documents..

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

Limitation of Liability; Waiver.

Lender shall not be liable to Borrower or any other Covered Person as a result of any commercially reasonable possession, repossession, collection or sale by Lender of Collateral; and to the extent permitted by applicable law Borrower hereby waives all rights of redemption from any such sale and the benefit of all valuation, appraisal and exemption Laws. If Lender seeks to take possession of any of the Collateral by replevin or other court process after an Event of Default, Borrower hereby irrevocably waives (i) the posting of any bonds, surety and security relating thereto required by any statute, court rule or otherwise as an incident to such possession, (ii) any demand for possession of the Collateral prior to the commencement of any suit or action to recover possession thereof, (iii) any requirement that Lender retain possession and not dispose of any Collateral until after trial or final judgment, and (iv) to the extent permitted by applicable Law, all rights to notice and hearing prior to the exercise by Lender of its right to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing. No Lender shall have any obligation to preserve rights to the Collateral or to marshall any Collateral for the benefit of any Person.

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

Letters of Credit.

Borrower assumes all risks (as against Lender, ABN Amro London, or any affiliate of either) of the acts or omissions of any beneficiary of the Construction Letter of Credit or any of the Letters of Credit, but Borrower retains any rights or claims that it may have against such beneficiary. Neither Lender nor any of its directors, officers, employees, agents, or representatives shall be liable or responsible for: (a) the use which may be made of the Construction Letter of Credit or any of the Letters of Credit or for any acts or omissions of beneficiary in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement(s) thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by Lender against presentation of documents which, on their face, appear to comply with the terms of the Construction Letter of Credit or any Letter of Credit, even though such documents may fail to bear any reference or adequate reference to the Construction Letter of Credit or any such Letter of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit in connection with which Lender would, pursuant to the Uniform Customs and Practices for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 (as amended from time to time), be absolved from liability. In furtherance and not in limitation of the foregoing, Lender may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

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

Governing Law; No Third Party Rights.

This Agreement, the other Loan Documents and the Notes and the rights and obligations of the parties hereunder and thereunder shall be governed by and construed and interpreted in accordance with the internal Laws of the State of Missouri applicable to contracts made and to be performed wholly within such state, without regard to choice or conflict of laws provisions; except that the provisions of the Loan Documents pertaining to the creation or perfection of Security Interests or the enforcement of rights of Lender in Collateral located in a State other than the State of Missouri, or in a country other than the United States, shall be governed by the laws of such other State or country, as applicable. This Agreement is solely for the benefit of the parties hereto and their respective successors and assigns, and no other Person shall have any right, benefit, priority or interest under, or because of the existence of, this Agreement.

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

CHOICE OF FORUM.

Subject only to the exception in the next sentence, Borrower, Tripos Realty and Lender hereby agree to the exclusive jurisdiction of the federal court of the Eastern District of Missouri and the state courts of Missouri located in St. Louis County, Missouri, and waive any objection based on venue or forum non conveniens with respect to any action instituted therein, and agree that any dispute concerning the relationship between Lender and Borrower or the conduct of any of them in connection with this Agreement or otherwise shall be heard only in the courts described above. Notwithstanding the foregoing: (1) Lender shall have the right to bring any action or proceeding against Borrower or its property in any courts of any other jurisdiction Lender deemS necessary or appropriate in order to realize on the Collateral, real estate, or other security for the Loan Obligations, and (2) each of the parties hereto acknowledges that any appeals from the courts described in the immediately preceding sentence may have to be heard by a court located outside those jurisdictions. Borrower shall cause each Covered Person to comply with the terms of this Section.

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

Amendment and Restatement.

The recitals to this Agreement are hereby incorporated into this Agreement, the truth and accuracy of which are evidenced by each party's execution hereof. This Agreement amends and restates, and Borrower and Tripos Realty expressly state that it does not constitute an extinguishment or novation of, the Loan Agreement dated as of April 30, 1999 by and among Borrower, Tripos Realty and Lender, as amended by a certain First Amendment to Loan and Security Agreement, dated as of June 30, 1999, as further amended by a certain Second Amendment to Loan and Security Agreement, dated as of March 8, 2000, as further amended by a certain Third Amendment to Credit Agreement, dated as of June 29, 2001, and as further amended by a certain Fourth Amendment to Loan Agreement, dated as of August 21, 2002 (as amended, the "Prior Loan Agreement", and all documents executed in connection therewith being the "Prior Loan Documents"), or the Prior Loan Documents, or constitute a release or relinquishment of the Security Interests granted to Lender in the Prior Loan Agreement or the Prior Loan Documents. This Agreement and each document executed in connection herewith, does not evidence or effect a refinancing of the loans under the Prior Loan Agreement or the Prior Loan Documents, or a waiver of Borrower's and Tripos Realty's obligation to reimburse Lender therefor or as otherwise set forth in the Prior Loan Agreement or the Prior Loan Documents, all as such obligations are amended and restated by this Agreement and the other Loan Documents.

[remainder of page intentionally blank]

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by appropriate duly authorized officers as of the date first above written.

TRIPOS, INC.

By:___________________________

Print Name: B. James Rubin

Title: Senior Vice President and Chief Financial Officer

Notice Address for Borrower and all Covered Persons:

Tripos, Inc.

1699 South Hanley Road

St. Louis, Missouri 63144-2913

Attention: John Yingling, Vice President -- Chief Accounting Officer

FAX No.: 314/647-8108

Confirming Telephone No: 314/647-1099

TRIPOS REALTY, LLC,

by its sole member,

TRIPOS, INC.

By:___________________________

Print Name: B. James Rubin

Title: Senior Vice President and Chief Financial Officer

LASALLE BANK NATIONAL ASSOCIATION

By:______________________________

Print Name: Tom Harmon

Title: Vice President

Notice Address for Lender:

LaSalle Bank National Association

One Metropolitan Square

211 North Broadway

St. Louis, Missouri 63102

Attention: Tom Harmon

FAX No.: 314/621-1612

Confirming Telephone No.: 314/613-1904

with a copy to:

Bryan Cave LLP

211 North Broadway, Suite 3600
St. Louis, Missouri 63102
Attention: John G. Boyle, Esq.
FAX No.: 314-259-2020
Confirming Telephone No.: 314-259-2165

EXHIBIT 2.1

GLOSSARY AND INDEX OF DEFINED TERMS

"ABN Amro London" -- ABN Amro London and its successors and assigns.

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

"Amended and Restated Effective Date" -- shall mean the date on which all conditions under Section 10.1 are declared by the Lender to be satisfied.

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

"Beneficial Owner" -- as defined in Rule 13-D-3 of the Securities and Exchange Commission.

"Borrowing Base" -- shall mean as of any date of determination, an amount equal to eighty five percent (85%) of the Net Eligible Accounts, plus forty percent (40%) of the Eligible License Receivables, provided, however, that the amount of such Eligible License Receivables does not exceed $1,500,000.

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

"Charter Documents" -- the articles or certificate of incorporation and bylaws of a corporation; the certificate of limited partnership and partnership agreement of a limited partnership; the partnership agreement of a general partnership; the articles of organization and operating agreement of a limited liability company; the Memorandum and Articles of Association of a United Kingdom private company; the constituent documents for any other foreign entity; or the indenture of a trust.

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

"Commitment" -- the Revolving Loan Commitment, the Letter of Credit Commitment , the Construction Letter of Credit Commitment or the Term Loan Commitment of Lender, or when in the plural form "Commitments", the Revolving Loan Commitment, the Letter of Credit Commitment, the Construction Letter of Credit Commitment and the Term Loan Commitment.

"Commonly Controlled Entity" -- a Person which is under common control with another Person within the meaning of Section 414(b) or (c) of the Code.

"Construction Letter of Credit" -- the Standby Letter of Credit for the Account of Borrower in connection with the UK Loan in the aggregate amount not to exceed 1,773,750 British Pounds, including any and all amendments thereto.

"Construction Letter of Credit Commitment" -- the commitment of Lender to issue the Construction Letter of Credit as provided in Section 3.3.

"Contract" -- any contract, note, bond, indenture, deed, mortgage, deed of trust, security agreement, pledge, hypothecation agreement, assignment, or other agreement or undertaking, or any security.

"Currency Hedge Obligation" -- any obligations of Borrower or a Covered Person to Lender or to any Affiliate or Subsidiary of Lender under an agreement or agreements between Borrower or a Covered Person and Lender or any Affiliate or Subsidiary of Lender under which the exposure of Borrower or such Covered Person to fluctuations in foreign currency values is effectively limited.

"Deed of Trust" -- that certain Deed of Trust and Assignment of Leases and Rents, dated as of April 30, 1999, by Tripos Realty, LLC in favor of Lender and affecting the Mortgaged Property.

"Deed of Trust Modification" -- that certain Modification to Deed of Trust, dated as of even date herewith, which modifies the Deed of Trust.

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

"Distribution" -- means and includes (a) any cash dividend or distribution to the stockholders of Borrower with respect to the stock of Borrower, (b) any acquisition or redemption of any outstanding stock or other equity interest of Borrower, (c) any retirement or prepayment of debt securities before their regularly scheduled maturity dates by any Covered Person (other than a prepayment to Borrower), and (d) any loan, payment, or advance to any stockholder of Borrower, other than a loan to an employee of Borrower that is existing on the Amended and Restated Effective Date in the original principal amount of $175,000.

"DOL" -- the United States Department of Labor.

"Dollars" and the sign "$" -- lawful money of the United States.

"EBITDA" -- defined in Section 16.1.

"Effective Date" -- the date when this Agreement is effective as provided in Section 1.

"Eligible Accounts" -- shall mean all Accounts which according to GAAP are deemed current other than: (a) Accounts created from the sale of goods and services on non-standard terms and/or that allow for payment to be made more than thirty (30) days from date of sale (excluding Accounts generated from token or other license contracts which may allow for payment up to 365 days from the date of sale or from the date of the balance sheet which forms the basis for the applicable Borrowing Base Certificate); (b) Accounts unpaid more than ninety (90) days from date of invoice; (c) all Accounts of any Account Debtor if fifty percent (50%) or more of the outstanding balance of such Accounts are unpaid more than ninety (90) days from the date of invoice; (d) Accounts for which the Account Debtor is an officer, director, a 5% or more shareholder, member, employee, parent, Subsidiary, or Affiliate (other than any Affiliate with which Borrower and such Affiliate have entered into and negotiated an arms length transaction) of, or has common 5% or more shareholders, officers, directors or members with Borrower; (e) consignment sales; (f) Accounts for which the payment is or may be conditional; (g) Accounts for which the Account Debtor is not a commercial or institutional entity (which term includes, but is not limited to, private and public universities, governmental agencies and research institutes and centers) or is not a resident of the United States or Canada, unless such Account is (1) insured by an agency acceptable to Lender, in its sole discretion, or (2) supported by a letter of credit; (h) Accounts with respect to which any warranty or representation provided herein is not true and correct; (i) Accounts which represent goods or services purchased for a personal, family or household purpose; (j) Accounts which represent goods used for demonstration purposes or loaned by Borrower to another party; (k) Accounts which are progress payment (before such progress payment is properly billable to the customer) or barter; (l) Accounts of the Borrower representing a sale to the government of the United States of America or any subdivision thereof: (1) unless, with respect to an Account representing such a sale in excess of $100,000.00, the Borrower has complied, to the satisfaction of the Lender, with respect to the granting of a security interest in such Account of the Borrower, with the Federal Assignment of Claims Act or other similar applicable law, if applicable; or (2) unless the Account representing such a sale is equal to or less than $100,000.00 and the aggregate amount of all such sales of $100,000.00 or less does not exceed $500,000.00, (m) Accounts of the Borrower evidenced by notes, chattel paper or other instruments (unless such notes, chattel paper or other instruments have been delivered to and are in the possession of Lender), (n) Accounts of the Borrower owing by an account debtor which is not solvent or is subject to any bankruptcy or insolvency proceeding of any kind, (o) Accounts of the Borrower subject to any Security Interest, other than a Permitted Security Interest, (p) Accounts of the Borrower with respect to which the applicable account debtor has disputed liability or made any claim with respect thereto which are contingent or subject to offset or counterclaim, in each case only to the extent of such offset or counterclaim, and (r) any and all other Accounts which Lender reasonably deems to be ineligible.

"Eligible License Receivable" -- means a long term receivable from a customer under a non-cancelable license contract or non-cancelable contract for the purchase of tokens in connection with a license contract (each a "Non-cancelable Contract"), which receivable has not yet been billed by Borrower, to the extent that such receivable is not otherwise included as an Eligible Account and such receivable is payable in more than 365 days, but less than 730 days, from the date of the balance sheet which forms the basis for the applicable Borrowing Base Certificate, other than (a) Eligible License Receivables for which the Eligible License Receivable Debtor is an officer, director, a 5% or more shareholder, member, employee, parent, Subsidiary, or Affiliate (other than any Affiliate with which Borrower and such Affiliate have entered into and negotiated an arms length transaction) of, or has common 5% or more shareholders, officers, directors or members with Borrower; (b) Eligible License Receivables for which the Eligible License Receivable Debtor is not a commercial or institutional entity (which term includes, but is not limited to, private and public universities, governmental agencies and research institutes and centers) or is not a resident of the United States or Canada, unless such Eligible License Receivable is (1) insured by an agency acceptable to Lender, in its sole discretion, or (2) supported by a letter of credit; (c) Eligible License Receivables with respect to which any warranty or representation provided herein is not true and correct; (i) Eligible License Receivables which represent goods or services purchased for a personal, family or household purpose; (d) Eligible License Receivables with respect to which any warranty or representation provided herein is not true and correct; (e) Eligible License Receivables which represent goods used for demonstration purposes or loaned by Borrower to another party; (f) Eligible License Receivables of the Borrower representing a sale to the government of the United States of America or any subdivision thereof: (1) unless, with respect to an Eligible License Receivable representing such a sale in excess of $100,000.00, the Borrower has complied, to the satisfaction of the Lender, with respect to the granting of a security interest in such Eligible License Receivable of the Borrower, with the Federal Assignment of Claims Act or other similar applicable law, if applicable; or (2) unless the Eligible License Receivable representing such a sale is equal to or less than $100,000.00 and the aggregate amount of all such sales of $100,000.00 or less does not exceed $500,000.00, (g) Eligible License Receivables of the Borrower evidenced by notes, chattel paper or other instruments (unless such notes, chattel paper or other instruments have been delivered to and are in the possession of Lender), (h) Eligible License Receivables of the Borrower owing by an Eligible License Receivable debtor which is not solvent or is subject to any bankruptcy or insolvency proceeding of any kind, (i) Eligible License Receivables of the Borrower subject to any Security Interest, other than a Permitted Security Interest, (j) Eligible License Receivables of the Borrower with respect to which the applicable debtor has disputed liability or made any claim with respect thereto which are contingent or subject to offset or counterclaim, in each case only to the extent of such offset or counterclaim, and (k) any and all other Eligible License Receivables which Lender reasonably deems to be ineligible.

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

"Guarantor" -- Tripos Realty.

"Guaranty" -- the unconditional guaranty of the Loan Obligations by the Guarantor, dated as of even date herewith and in the form of Exhibit 8.5 attached hereto.

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

"IRS" -- the Internal Revenue Service.

"LaSalle UK Mortgage" -- the legal charge or mortgage to be delivered to Lender, dated as of the UK Effective Date, in connection with the closing of the UK Loan and the issuance of the Construction Letter of Credit granting Lender a secured priority lien on the real estate owned by TRR and located in Bude-Stratton Business Park Bude, Cornwall, England as security for the obligations under the TRR Reimbursement Agreement.

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

"Letter of Credit Exposure" -- the undrawn amount of all outstanding letters of credit issued by Lender under the Letter of Credit Commitment pursuant to Section 3.2, plus all amounts drawn on such letters of credit and not yet reimbursed to Lender by Borrower.

"Loans" -- the Term Loan and Revolving Loans

"Loan Documents" -- this Agreement, the Notes, letter of credit applications and reimbursement agreements, the Deed of Trust, the Deed of Trust Modification, the LaSalle UK Mortgage, the TRR Reimbursement Agreement, the Security Agreement, the Guaranty, and all other agreements, certificates, documents, instruments and other writings executed in connection herewith or in connection with the Notes, Deed of Trust, the Deed of Trust Modification, the LaSalle UK Mortgage or the Security Agreement.

"Loan Obligations" -- all of Borrower's and any other Covered Person's Indebtedness owing to Lender under the Loan Documents, whether as principal, interest, fees or otherwise, all reimbursement obligations of Borrower with respect to the Letter of Credit Exposure, the Construction Letter of Credit, and all other Obligations and liabilities of Borrower and the other Covered Persons to Lender under the Loan Documents or otherwise, including, without limitation any obligations of TRR under the TRR Reimbursement Agreement and any Covered Person under any corporate credit card program established by Lender (or any affiliate of Lender) in favor of any one or more of the Covered Persons, and all Interest Hedge Obligations and Currency Hedge Obligations (in each case including all extensions, renewals, modifications, rearrangements, restructures, replacements and refinancings of the foregoing, whether or not the same involve modifications to interest rates or other payment terms), whether now existing or hereafter created, absolute or contingent, direct or indirect, joint or several, secured or unsecured, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, including but not limited to the obligation of Borrower and any other Covered Person to repay future advances by Lender, whether or not made pursuant to commitment and whether or not presently contemplated by Borrower, any other Covered Person, and/or Lender in the Loan Documents.

"LOC Obligations" means, at any time, the sum of (i) the maximum amount which is, or at any time thereafter may become, available to be drawn under Letters of Credit (other than Construction Letter of Credit) then outstanding, assuming compliance with all requirements for drawings referred to in such Letters of Credit plus (ii) the aggregate amount of all drawings under Letters of Credit honored by the Lender but (other than the Construction Letter of Credit) not theretofore reimbursed by the Borrower.

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

"Mortgaged Property" -- the property of Tripos Realty located at 1699 South Hanley Road in St. Louis, Missouri, as more fully described on Schedule A to this Exhibit.

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

"Non-Financed Capital Expenditures" -- Capital Expenditures, minus (but in no event an amount that is less than zero) (a) the sum of Capital Expenditures funded out of (1) the proceeds of any of the Loans, (2)  other Indebtedness permitted by the terms of Section 15.3 and (3) the proceeds of any grants from UK Department of Trade and Industry or South West of England Regional Development Agency, minus (b) the balance of marketable securities, minus (c) proceeds derived from an equity offering of Borrower, or from subordinated debt issued by Borrower.

"Non-TRR Capital Expenditures" -- Capital Expenditures of Borrower, Tripos Realty, Tripos UK Holdings Limited, Tripos UK Limited, Tripos SARL and Tripos GmbH.

"Notes" --the Revolving Note and the Term Note.

"Obligation" -- as to any Person, any Indebtedness of such Person, any guaranty by such Person of any Indebtedness of another Person, and any contractual requirement enforceable against such Person that does not constitute Indebtedness of such Person or a guaranty by such Person but which would involve the expenditure of money by such Person if complied with or enforced.

"Obligors" -- shall mean Tripos, Inc., a Utah corporation, and Tripos Realty, LLC, a Missouri limited liability company.

"PBGC" -- the Pension Benefit Guaranty Corporation.

"Pfizer" -- shall mean Pfizer Inc., a Delaware corporation.

"Pfizer Contract" -- shall mean that certain Agreement between Pfizer and Tripos UK Ltd., dated as of December 31, 2001.

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

"Qualified Financial Institution" -- means ABN Amro London, Affiliates of ABN Amro London, NatWest, a division of Royal Bank of Scotland, Lloyd's TSB, Credit Lyonnais, Hypovereins or any commercial bank chartered under the laws of the United States or any state thereof which has capital and surplus of not less than $500,000,000.

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

"Responsible Officer" -- as to any Person that is not an individual, partnership or trust, the Chairman of the Board of Directors, the President, the chief executive officer, the chief operating officer, the chief financial officer, the chief accounting officer, or the Secretary; as to any partnership, any individual who is a general partner thereof or any individual who has general management or administrative authority over all or any principal unit of the partnership's business; and as to any trust, any individual who is a trustee.

"Revolving Loans" -- Lender's aggregate Revolving Loan Advances.

"Revolving Loan Advance" -- an advance by Lender under the Revolving Loan Commitment.

"Revolving Loan Commitment" -- the commitment of Lender as stated in Section 3.1.1 to fund Revolving Advances.

"Revolving Loan Maturity Date" -- December 2, 2005.

"Revolving Note" -- the amended and restated note delivered to Lender as required by Section 3.1.3 to evidence Borrower's obligation to repay Lender's Revolving Loan.

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

"Term Loan" -- the term loan to Borrower in the amount of $4,350,000.

"Term Loan Note" -- the amended and restated note delivered to Lender as required by Section 3.4.3 to evidence Borrower's and Tripos Realty's obligation to repay the Term Loan.

"Term Loan Commitment" -- the commitment of Lender to make the Term Loan as provided in Section 3.4.

"Term Loan Maturity Date" -- December 2, 2005.

"Tripos Construction Reimbursement Agreement" -- shall mean that certain reimbursement agreement, dated as of the UK Effective Date and satisfactory to Lender, under which Tripos undertakes to reimburse to Lender on demand the amount of each draw on the Construction Letter of Credit.

"Tripos UK Holdings" -- shall mean Tripos UK Holdings Limited, a United Kingdom corporation.

"Tripos Realty" -- shall mean Tripos Realty, LLC, a Missouri limited liability company.

"TRR" -- shall mean Tripos Receptor Research Limited, a United Kingdom private company.

"TRR Reimbursement Agreement" -- shall mean that certain reimbursement agreement, dated as of the UK Effective Date and satisfactory to Lender, under which TRR undertakes to reimburse to Lender, on demand the amount of each draw on the Construction Letter of Credit.

"UCC" -- the Uniform Commercial Code as in effect from time to time in the State of Missouri or such other similar statute as in effect from time to time in Missouri or any other appropriate jurisdiction.

"UK Effective Date" -- the date of the execution of the UK Loan Documents, which date shall be within thirty (30) days of the date hereof.

"UK Guaranty" -- the unconditional guaranty of the UK Loan Obligations of TRR by Tripos UK, Ltd., dated as of the UK Effective Date.

"UK Loan" -- that certain construction loan to TRR in a maximum principal amount not to exceed 1,612,500 British Pounds evidenced by the UK Note.

"UK Loan Agreement" -- that certain construction loan agreement, dated as of the UK Effective Date, by and between ABN Amro London and TRR setting forth the terms and conditions of the UK Loan.

"UK Loan Documents" -- the UK Loan Agreement, the UK Mortgage, the UK Security Agreement, the UK Note, the UK Guaranty, the TRR Reimbursement Agreement, Tripos Construction Reimbursement Agreement, and all other agreements, certificates, documents, instruments and other writings executed in connection with the UK Loan, the UK Loan Agreement, the UK Note, the UK Mortgage, or the UK Security Agreement.

"UK Loan Obligations" -- all of TRR's, Tripos UK Holdings', Tripos UK Limited's and Borrower's Indebtedness owing to ABN Amro London under the UK Loan Documents or owing to Lender under the Construction Letter of Credit, the Tripos Construction Reimbursement Agreement, or the TRR Reimbursement Agreement, whether as principal, interest, fees or otherwise and all other obligations and liabilities of TRR, Tripos UK Holdings, Tripos UK Limited and Borrower to ABN Amro London under the UK Loan Documents or owing to Lender under the Construction Letter of Credit, the Tripos Construction Reimbursement Agreement, or the TRR Reimbursement Agreement, or otherwise, whether now existing or hereafter created, absolute or contingent, direct or indirect, joint or several, secured or unsecured, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, including but not limited to the obligation of TRR and any other Covered Person to repay future advances by ABN Amro London, whether or not made pursuant to commitment and whether or not presently contemplated by TRR, any other Covered Person, and/or ABN Amro in the UK Loan Documents.

"UK Mortgage" -- that legal charge or mortgage delivered to ABN Amro London in connection with the closing of the UK Loan, dated as of the UK Effective Date, granting ABN Amro London a first priority lien on the real estate owned by TRR located in Bude Stratton Business Park, Bude, Cornwall, England, as security for the UK Loan.

"UK Note" -- the note delivered to ABN Amro London as required by the UK Loan Agreement to evidence TRR's obligation to repay the UK Loan.

"UK Security Agreement" -- any security agreement or similar document required to be executed and delivered to ABN Amro London in connection with the UK Loan.

"United States" -- when used in a geographical sense, all the states of the United States of America and the District of Columbia; and when used in a legal jurisdictional sense, the government of the country that is the United States of America.

"Welfare Benefit Plan" -- any plan described by Section 3(1) of ERISA.

Exhibit 10.21

FIRST AMENDMENT
TO
AMENDED AND RESTATED LOAN AGREEMENT

THIS FIRST AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT ("First Amendment") is made and entered into as of this 16th day of October, 2003 by and among TRIPOS, INC., a Utah corporation ("Tripos"), TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos Realty;" Tripos and Tripos Realty are sometimes collectively referred to herein as the "Obligors"), and LASALLE BANK NATIONAL ASSOCIATION (the "Lender").

WITNESSETH:

WHEREAS, pursuant to that certain Amended and Restated Loan Agreement, dated as of December 2, 2002, by and among the Obligors and Lender (as the same may be further amended, supplemented or otherwise modified from time to time, the "Loan Agreement"), Lender (i) established in favor of Tripos a revolving line of credit in the amount of $6,000,000, (ii) made a Term Loan  to Tripos in the amount of $4,350,000, (iii) established in favor of Tripos a Letter of Credit Commitment in an amount not to exceed $2,000,000; and (iv) established in favor of Tripos a Construction Letter of Credit Commitment in an amount not to exceed 1,773,750 British Pounds; and

WHEREAS, the Lender has agreed to the modification of certain provisions contained in the Loan Agreement and certain of the other Loan Documents upon the terms and conditions hereafter set forth.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the mutuality, receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Definitions. All capitalized terms not otherwise defined herein shall have the meanings given to such terms in the Loan Agreement.

2. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

(a) Article 3 of the Loan Agreement is hereby amended by adding to the end thereof the following new sections which shall read as follows:

"3.5 Interim Revolver Commitment.

3.5.1 Aggregate Amount; Reductions.

Subject to the limitations in Section 3.5.2 and elsewhere herein, on the First Amendment Effective Date, Lender shall make available to Borrower, from the First Amendment Effective Date to the Interim Revolver Maturity Date an "Interim Revolver Commitment" of $4,000,000 by funding Interim Revolver Advances made from time to time by Lender as provided herein to accounts at Lender. Subject to the limitations in Section 3.5.2 and elsewhere herein, payments and prepayments that are applied to reduce the Interim Revolver Loan may be reborrowed through Interim Revolver Advances.

3.5.2 Limitation on Interim Revolver Advances.

No Interim Revolver Advance will be made which would result in the Interim Revolver Loans exceeding the Interim Revolver Maximum Available Amount and no Interim Revolver Advance will be made on or after the Interim Revolver Maturity Date. Lender may, however, in its absolute discretion make Interim Revolver Advances exceeding the Interim Maximum Available Amount, but shall not be deemed by doing so to have increased the Interim Revolver Commitment and shall not be obligated to make any such Interim Revolver Advances thereafter. The "Interim Revolver Maximum Available Amount" on any date shall be a Dollar amount equal to Interim Revolver Commitment on such date. At any time that there is an Existing Default, the Interim Revolver Commitment may be canceled as provided in Section 17.2.

3.5.3 Interim Revolver Note.

The obligation of Borrower to repay Lender's Interim Revolver Loan shall be evidenced by a promissory note payable to the order of Lender in a maximum principal amount equal to the amount of the Interim Revolver Commitment and otherwise satisfactory to Lender. The Interim Revolver Note shall be dated the First Amendment Effective Date and be duly and validly executed and delivered by Borrower. The Interim Revolver Note shall be in the form of Exhibit 3.5.3 attached hereto."

(b) Article 4 of the Loan Agreement is hereby amended by deleting Section 4.4 and replacing the same with the following:

"4.4 Interest on Revolving Loans and Interim Revolver Loans; Interest Periods for Eurodollar Loans.

Borrower may, as provided herein, designate any Revolving Loan or Interim Revolver Loan, or part of any such Loans to be either a Prime Rate Loan or a Eurodollar Loan; provided, however, during the existence of an Existing Default, Borrower may not designate a Loan or any part of any such Loan as a Eurodollar Loan. Each Revolving Loan that is designated as a Prime Rate Loan when made will bear interest at the Prime Rate (which will fluctuate as described in Section 4.8) plus the Prime Increment (determined from time to time as provided in Section 4.5). Each Interim Revolver Loan that is designated as a Prime Rate Loan when made will bear interest at the Prime Rate (which will fluctuate as described in Section 4.8) plus the Interim Revolver Prime Increment (determined from time to time as provided in Section 4.5A). Each Revolving Loan that is designated as a Eurodollar Loan when made will bear interest at the Adjusted Eurodollar Rate. The "Adjusted Eurodollar Rate" for any Revolving Loan that is designated as a Eurodollar Loan is the Eurodollar Rate (which shall be determined before the beginning of the applicable Interest Period as provided herein and shall apply throughout such Interest Period) plus the applicable Eurodollar Increment (as defined below) determined from time to time as provided in Section 4.5. Each Interim Revolver Loan that is designated as a Eurodollar Loan when made will bear interest at the Adjusted Interim Revolver Eurodollar Rate. The "Adjusted Interim Revolver Eurodollar Rate" for any Interim Revolver Loan that is designated as a Eurodollar Loan is the Eurodollar Rate (which shall be determined before the beginning of the applicable Interest Period as provided herein and shall apply throughout such Interest Period) plus the applicable Interim Revolver Eurodollar Increment (as defined below) determined from time to time as provided in Section 4.5A. Except for the Term Loan, Borrower may also, as provided herein, convert some or all of a Revolving Loan or Interim Revolver Loan that was designated as a Prime Rate Loan into a Eurodollar Loan, and some or all of a Revolving Loan or Interim Revolver Loan that was designated as a Eurodollar Loan into a Prime Rate Loan. Borrower shall select an Interest Period for each such Eurodollar Loan. Subject to the foregoing, each Interest Period shall be either thirty (30), sixty (60) or ninety (90) days; provided that (i) every such Interest Period shall commence on the date of the Advance; (ii) if any Interest Period would otherwise expire on a day of a calendar month which is not a Business Day, then such Interest Period shall expire on the next succeeding Business Day in that calendar month; provided, however, that if the next succeeding Business Day would be in the following calendar month, it shall expire on the first preceding Business Day; (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and (iv) no Interest Period shall extend beyond the Revolving Loan Maturity Date or the Interim Revolver Maturity Date, as the case may be."

(c) Article 4 of the Loan Agreement is hereby amended by adding new Section 4.5A which shall read as follows:

"4.5A Increments.

The Interim Revolver Prime Increment shall equal one percent (1.0%) and the Interim Revolver Eurodollar Increment shall equal three percent (3.0%)."

(d) Article 5 of the Loan Agreement is hereby amended by adding to the end thereof new Sections 5.6 and 5.7 which shall read as follows:

"5.6 First Amendment Fee.

Borrower shall pay to Lender a "First Amendment Fee" in the amount of $20,000 in consideration of Lender's agreement to the terms of the First Amendment.

5.7 Unused Interim Revolver Fee.

In consideration of the Interim Revolver Commitment, Borrower agrees to pay Lender a fee (the "Unused Interim Revolver Fee") on the Interim Revolver Commitment less the aggregate amount of outstanding Interim Revolver Loans for each day during the applicable Unused Interim Revolver Fee Calculation Period (as hereinafter defined) at a rate per annum equal to one half of one percent (0.50%) times the unused portion of the Interim Revolver Commitment. The Unused Interim Revolver Fee shall commence to accrue on the First Amendment Effective Date and shall be due and payable in arrears on the first Business Day of each calendar quarter for the immediately preceding quarter (or portion thereof) (each such quarter or portion thereof for which the Unused Interim Revolver Fee is payable hereunder being herein referred to as the "Unused Interim Revolver Fee Calculation Period"), beginning with the first of such dates to occur after the First Amendment Effective Date."

(e) Article 6 of the Loan Agreement is hereby amended by deleting Section 6.2 in its entirety and replacing the same with the following:

"6.2 Scheduled Payments on Interim Revolver Loan.

6.2.1 Interest.

Borrower shall pay interest accrued on each Interim Revolver Loan that is designated as a Prime Rate Loan quarterly, in arrears, beginning on the first day of the first calendar quarter following the First Amendment Effective Date and continuing on the first day of each calendar quarter thereafter, and on the Interim Revolver Maturity Date. Borrower shall pay interest accrued on each Interim Revolver Loan that is designated as a Eurodollar Loan at the end of its Interest Period and on the Interim Revolver Maturity Date. Borrower shall pay interest accrued on each Interim Revolver Loan after the Interim Revolver Maturity Date on demand.

6.2.2 Principal.

Borrower shall repay the entire amount of the Interim Revolver Loan on the Interim Revolver Maturity Date."

(f) Article 6 of the Loan Agreement is hereby amended by deleting Section 6.5.1 in its entirety and replacing the same with the following:

"6.5.1 Revolving Loan and Interim Revolver Loan Mandatory Prepayments When Over-Advances Exist.

If at any time the Revolving Loans exceed the Maximum Available Amount, or if the Interim Revolver Loans exceed the Interim Revolver Maximum Available Amount, whether as a result of optional Revolving Loan Advances or optional Interim Revolver Advances, as the case may be, by Lender as contemplated by Sections 3.1.2 and 3.5.2, reductions in the Revolving Loan Commitment, the Interim Revolver Commitment, or otherwise, Borrower shall immediately make a payment in the amount of such excess to Lender and the failure to make any such payment shall be an Event of Default. Each such prepayment will be applied by Lender first to reduce the Prime Rate Loans that are included in the Revolving Loans or the Interim Revolver Loans, as the case may be, until they are reduced to zero, and then to reduce the Eurodollar Loans that are included in the Revolving Loans or the Interim Revolver Loans, as the case may be. On the prepayment date, the Borrower shall pay interest on the amount prepaid, accrued to the prepayment date."

(g) Sections 7.1, 7.3, 7.6, 7.8, 7.9 and 7.12 of the Loan Agreement are hereby deleted in their entireties and are hereby replaced with the following:

"7.1 Initial Advances.

Lender will fund the increase in the Term Loan and make the initial Revolving Loan Advance, if any, on the Amended and Restated Effective Date as directed by Borrower in a written direction delivered to Lender. Lender will make the initial Interim Revolver Advance, if any, on the First Amendment Effective Date as directed by Borrower in a written direction delivered to Lender. The manner of disbursement shall be subject to Lender's approval.

7.3 Revolving Loan Advances and Interim Revolver Advances.

7.3.1 Borrower Requests.

Borrower may request a Revolving Loan Advance or an Interim Revolver Advance at any time, but not more often than once each Business Day, by submitting a request therefor to Lender as provided in Section 7.9, as applicable. Every request for an Advance shall be irrevocable. A request for an Advance received by Lender on a day that is not a Business Day or that is received by Lender after 11:00 a.m. (St. Louis time) on a Business Day shall be treated as having been received by Lender at 11:00 a.m. (St. Louis time) on the next Business Day. All Advances shall be funded to Borrower's account at Lender.

7.3.2 Lender's Right to Make Other Revolving Loan Advances and Interim Revolver Advances.

7.3.2.1 Payment of Loan Obligations.

Lender shall have the right to make Revolving Loan Advances or Interim Revolver Advances at any time and from time to time to cause timely payment of any of the Loan Obligations or any other amounts required to be paid by Borrower hereunder or under any of the other Loan Documents. Lender may select the Advance Date for any such Revolving Loan Advance or Interim Revolver Advance, but such Advance Date may only be a Business Day. Lender will use reasonable efforts to give notice to Borrower after any such Revolving Loan Advance or Interim Revolver Advance is made (but shall have no liability for failing to give such notice). Any such Revolving Loan Advance or Interim Revolver Advance will be a Prime Rate Advance.

7.3.2.2 Payments to Other Creditors.

If Lender becomes obligated to reimburse or pay to any creditor of Borrower any amount in order to (i) obtain a release of such creditor's Security Interest in any of the Collateral, or (ii) otherwise satisfy an Obligation of Borrower to such creditor to the extent not indefeasibly satisfied by the initial Advances, then Lender shall have the right to make Revolving Loan Advances or Interim Revolver Advances for that purpose. Lender may select the Advance Date for any such Advance, but such Advance Date may only be a Business Day. Lender will use reasonable efforts to give notice to Borrower prior to such Revolving Loan Advance or Interim Revolver Advance being made (but shall have no liability for failure to give such notice) and will give notice to Borrower after any such Revolving Loan Advance or Interim Revolver Advance is made. Any such Revolving Loan Advance or Interim Revolver Advance will be a Prime Rate Advance.

7.6 Restrictions on Advances.

No Prime Rate Advance will be made unless it is a whole multiple of $1,000.00 and not less than $10,000.00. No Eurodollar Advance will be made unless it is a whole multiple of $50,000.00 and not less than $100,000.00. No more than one Advance (which may include a portion which is a Eurodollar Loan and a portion which is a Prime Rate Loan) will be made on any one day pursuant to a request for an Advance although a second Advance on a given day may be made for a Prime Rate Loan pursuant to a request for an Advance that was made on a different day than the other request. Advances will only be made for the purposes permitted in Section 14.1.

7.8 Each Advance Request Certification.

Each submittal of a request for an Advance by a Borrowing Officer shall constitute a certification by Borrower that (i) there is no Existing Default, (ii) all representations and warranties of Borrower in this Agreement and the other Loan Documents are then true, with such exceptions as have been disclosed to Lender in writing by Borrower as addenda to the Disclosure Schedule which are satisfactory to Lender, and will be true on the Advance Date or issuance date, as applicable, as if then made with such exceptions and except that with respect to the representations and warranties made regarding Financial Statements or financial data, such representations and warranties shall be deemed made with respect to the most recent Financial Statements and other financial data delivered by Borrower, (iii) the amount of the requested Revolving Loan Advance will not, when added to the current amount of the aggregate Revolving Loans, exceed the Maximum Available Amount, (iv) the amount of the requested Interim Revolver Advance will not, when added to the current amount of the aggregate Interim Revolver Loans, exceed the Interim Revolver Maximum Available Amount, and (v) all conditions precedent hereunder to the making of the requested Advance shall have been satisfied.

7.9 Requirements for Every Advance Request.

Only a request (which shall be in writing and mailed, personally delivered or telecopied as provided in Section 22.1; or if oral, which shall be confirmed in writing via facsimile on the date of such request) in the form of Exhibit 7.9 or Exhibit 7.9A, as applicable, from a Borrowing Officer to Lender that specifies the amount of the Advance to be made, the Advance Date for the requested Advance, the portion of the Advance which is requested to be a Eurodollar Advance, the portion of the Advance which is requested to be a Prime Rate Advance, and the Interest Period to be applicable to the Eurodollar Loan that will result from a requested Eurodollar Advance, shall be treated as a request for an Advance. No Advance Date for any requested Advance may be other than a Business Day. A request for a Eurodollar Advance must be given prior to 11:00 a.m., St. Louis time, at least two Business Days prior to the Advance Date for such Eurodollar Advance. A request for a Prime Rate Advance must be given prior to 11:00 a.m., St. Louis time, on the Advance Date for such Prime Rate Advance.

7.12 Suspension of Obligation to Make Eurodollar Advances.

If (i) on any date for determining the Eurodollar Rate for any Interest Period, by reason of any changes arising after the Amended and Restated Effective Date or the First Amendment Effective Date, as applicable, affecting the London Interbank Market or Lender's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition herein of Eurodollar Rate, or (ii) the making of any Advance which is to be a Eurodollar Advance or the continuance by Lender of any Eurodollar Loan has become unlawful by compliance by Lender in good faith with any Law or any pronouncement of a Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful), then Lender shall promptly give notice to Borrower of such determination. Until Lender notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, (a) the obligation of Lender to fund Eurodollar Advances shall be suspended, (b) each outstanding Eurodollar Loan shall be automatically converted into a Prime Rate Loan, on the earlier of the last day of the Interest Period for such Eurodollar Loan or the last date permitted by applicable Law, and (c) all Revolving Loan Advances and Interim Revolver Advances shall be Prime Rate Advances. Notwithstanding anything to the contrary contained herein, if any part of a Eurodollar Loan is converted to a Prime Rate Loan pursuant to this Section 7.12, the per annum interest rate applicable thereto from and after the effective date of such conversion shall be the Prime Rate (but otherwise calculated as provided in Section 4)."

(k) Exhibit 2.1 (Glossary and Index of Defined Terms) to the Loan Agreement is hereby amended by adding in proper alphabetical position the following definition:

"'Adjusted Interim Revolver Eurodollar Rate' -- the rate of interest defined in Section 4.4.

'First Amendment' -- shall mean that certain First Amendment to Amended and Restated Loan Agreement dated as of October 16, 2003 by and among the Obligors and Lender.

'First Amendment Effective Date' -- shall mean the date on which all conditions under Section 3 of the First Amendment are declared by Lender to be satisfied.

'Interim Revolver Maximum Available Amount' -- the maximum Dollar amount available for Interim Revolver Advances on any date as stated in Section 3.5.2, as it may be changed as provided herein.

'Interim Revolver Advance' -- an advance by Lender under the Interim Revolver Commitment.

'Interim Revolver Commitment' -- the commitment of Lender as stated in Section 3.5.1 to fund Interim Revolver Advances.

'Interim Revolver Eurodollar Increment' -- as defined in Section 4.5A.

'Interim Revolver Loans' -- Lender's aggregate Interim Revolver Advances.

'Interim Revolver Maturity Date' -- shall mean February 13, 2004.

'Interim Revolver Note' -- the note delivered to Lender as required by Section 3.5.3 to evidence Borrower's obligation to repay Lender's Interim Revolver Loans.

'Interim Revolver Prime Increment' -- as defined in Section 4.5A."

(l) The definitions of "Advance," "Commitment," "Eurodollar Loan," "Interest Period," "Loans," "Notes," and contained in Exhibit 2.1 (Glossary and Index of Defined Terms) to the Loan Agreement are hereby deleted in their entireties and are hereby replaced with the following:

"'Advance' -- a Revolving Loan Advance or an Interim Revolver Advance, as applicable.

'Commitment' -- the Revolving Loan Commitment, the Interim Revolver Commitment, the Letter of Credit Commitment the Construction Letter of Credit Commitment or the Term Loan Commitment of Lender, or when in the plural form "Commitments", the Revolving Loan Commitment, the Interim Revolver Commitment, the Letter of Credit Commitment, the Construction Letter of Credit Commitment and the Term Loan Commitment.

'Eurodollar Loan' -- any portion of a Loan on which interest accrues at the Adjusted Eurodollar Rate or the Adjusted Interim Revolver Eurodollar Rate, as applicable.

'Interest Period' -- the period during which a particular Adjusted Eurodollar Rate or Adjusted Interim Revolver Eurodollar Rate, as applicable, applies to a Eurodollar Loan, as selected by Borrower as provided in Section 4.4.

"Loans" -- the Term Loan, Interim Revolver Loans and Revolving Loans.

'Notes' -- the Revolving Note, the Interim Revolver Note and the Term Note."

(m) Exhibits 3.5.3 and 7.9A attached hereto are hereby added to the Loan Agreement.

(n) Within thirty (30) days of the date hereof, Borrower shall deliver a new Disclosure Schedule to Lender, which Disclosure Schedule shall be satisfactory to Lender in its sole discretion. Failure to deliver such schedule within such thirty (30) days or failure of such schedule to be, or to be revised to be, satisfactory to Lender within such thirty (30) days shall be an Event of Default.

3. Conditions to Effectiveness. This First Amendment shall become effective as of October 16, 2003, when and only when the Lender shall have received (i) this First Amendment duly executed by the Obligors, (ii) that certain Reaffirmation of Guaranty duly executed by Tripos Realty, (iii) that certain Second Modification to Deed of Trust, Assignment of Rents and Security Agreement duly executed by Tripos Realty (iv) the First Amendment Fee, (v) payment of all outstanding legal fees and costs of Lender, including those incurred in connection with this First Amendment have been properly authorized, (vi) evidence satisfactory to the Lender and its counsel that the transactions contemplated by the First Amendment have been properly authorized, and (vii) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Lender or its counsel, each of which shall be in form and substance satisfactory to Lender and its counsel.

4. Representations and Warranties. The Obligors hereby represent and warrant as follows:

(a) This First Amendment and the Loan Agreement, amended hereby, constitute legal, valid and binding obligations of the Obligors and are enforceable against the Obligors in accordance with their respective terms, except to the extent that the enforceability thereof against such Covered Person may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application.

(b) Upon the effectiveness of this First Amendment, the Obligors hereby reaffirm all covenants, representations and warranties made in the Loan Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this First Amendment.

(c) No Event of Default or Default has occurred and is continuing or would exist after giving effect to this First Amendment.

(d) The Covered Persons have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

5. Effect on the Loan Agreement.

(a) Upon the effectiveness of this First Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

(b) Except as specifically amended herein, the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c) The execution, delivery and effectiveness of this First Amendment shall not operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, the Loan Documents, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

6. Limited Effectiveness of First Amendment. Once the Interim Revolver Maturity Date has expired, the terms of this First Amendment shall expire and the Loan Agreement shall continue in full force and effect as if this First Amendment had not been executed and entered into.

7. Governing Law. This First Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

8. Headings. Section headings in this First Amendment are included herein for convenience of reference only and shall not constitute a part of this First Amendment for any other purpose.

9. Counterparts. This First Amendment may be executed by the parties hereto in one or more counterparts, each of which taken together shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, this First Amendment has been duly executed as of the day and year first written above.

TRIPOS, INC.

By: _________________________________

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

TRIPOS REALTY, LLC

(as Obligor and acknowledged as Guarantor)

By: TRIPOS, INC., its sole member

By: ________________________________

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

LASALLE BANK NATIONAL ASSOCIATION

By: ________________________________

Name:

Title:

Exhibit 10.22

SECOND AMENDMENT
TO
AMENDED AND RESTATED LOAN AGREEMENT

THIS SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT ("Second Amendment") is made and entered into as of this 19th day of April, 2004 by and among TRIPOS, INC., a Utah corporation ("Tripos"), TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos Realty;" Tripos and Tripos Realty are sometimes collectively referred to herein as the "Obligors"), and LASALLE BANK NATIONAL ASSOCIATION (the "Lender").

WITNESSETH:

WHEREAS, pursuant to that certain Amended and Restated Loan Agreement, dated as of December 2, 2002, by and among the Obligors and Lender, Lender (i) established in favor of Tripos a revolving line of credit in the amount of $6,000,000, (ii) made a Term Loan  to Tripos in the amount of $4,350,000, (iii) established in favor of Tripos a Letter of Credit Commitment in an amount not to exceed $2,000,000; and (iv) established in favor of Tripos a Construction Letter of Credit Commitment in an amount not to exceed 1,773,750 British Pounds, as amended by that certain First Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2003, by and among Obligors and Lender, pursuant to which Lender established in favor of Tripos an interim revolving line of credit in the amount of $4,000,000 (as the same may be further amended, supplemented or otherwise modified from time to time, the "Loan Agreement"); and

WHEREAS, the Lender has agreed to the modification of certain provisions contained in the Loan Agreement and certain of the other Loan Documents upon the terms and conditions hereafter set forth.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the mutuality, receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Definitions. All capitalized terms not otherwise defined herein shall have the meanings given to such terms in the Loan Agreement.

2. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

(a) Article 3 of the Loan Agreement is hereby amended by:

(i) deleting from Section 3.1.2 (Limitation on Revolving Loan Advances) the phrase "the lesser of (a) the Borrowing Base and (b)".

(ii) deleting from Section 3.2 the reference to "$2,000,000" and replacing it with "$1,000,000".

(iii) deleting Section 3.3 (Construction Letter of Credit Commitment) in its entirety.

(iv) deleting Section 3.5 in its entirety.

(b) Section 4.2 (Interest on Draws on Construction Letter of Credit) of the Loan Agreement is hereby deleted it in its entirety.

(c) Section 4.5 (Increments) of the Loan Agreement is hereby amended and restated to read as follows:

"4.5. Increments.

The Prime Increment shall equal twenty-five one hundredths percent (.25%) and the Eurodollar Increment shall equal three percent (3.0%)."

(d) Section 4.5A (Increments) is hereby deleted in its entirety.

(e) Section 4.9 (Rate After Maturity) of the Loan Agreement is hereby amended and restated as follows:

"4.9. Rate After Maturity.

Borrower shall pay interest on the Loans after their Maturity, and (at the option of Lender) upon the occurrence and during the continuance of an Event of Default, at a rate per annum of three percent (3%) plus the interest rate otherwise in effect hereunder."

(f) Section 5.3 (Letter of Credit Fees) of the Loan Agreement is hereby amended by deleting the phrase, "(other than the Construction Letter of Credit)" from the first and second lines thereof:

(g) Section 5.4 (Construction Letter of Credit Fees) of the Loan Agreement is hereby deleted in its entirety.

(h) Section 5.7 (Unused Interim Revolver Fee) of the Loan Agreement is hereby deleted in its entirety.

(i) Section 6.2 (Scheduled Payments on Interim Revolver Loan) of the Loan Agreement is hereby deleted in its entirety.

(j) Section 6.4 (Reimbursement Obligations) of the Loan Agreement is hereby amended by deleting the phrase "the Construction Letter of Credit" and the word "other" from the second line thereof.

(k) Section 7.2 (Borrowing Base Certificates) of the Loan Agreement is hereby deleted in its entirety.

(l) Section 7.4 (Letters of Credit) of the Loan Agreement is hereby amended by deleting the phrase "the Construction Letter of Credit or" from the first and fourth lines thereof and by deleting the word "other" from the fourth line thereof.

(m) Section 7.6. "Restrictions on Advances." of the Loan Agreement is hereby amended and restated to read as follows:

"7.6. Restrictions on Advances.

No Term Loan Prime Rate Advance will be made unless it is a whole multiple of $1,000.00 and not less than $10,000.00. No Term Loan Eurodollar Advance will be made unless it is a whole multiple of $50,000.00 and not less than $100,000.00. No Revolving Loan Prime Rate Advance or Revolving Loan Eurodollar Advance will be made unless it is a whole multiple of $1,000.00 or $50,000.00, respectively, and in either case not less than $1,000,000.00. No more than one Revolving Loan Advance (which may include a portion which is a Eurodollar Loan and a portion which is a Prime Rate Loan) will be made on any one day pursuant to a request for a Revolving Loan Advance although a second Revolving Loan advance on a given day may be made for a Prime Rate Loan pursuant to a request for a Revolving Loan Advance that was made on a different day than the other request. Advances will only be made for the purposes permitted in Section 14.1."

(n) Section 8.1 (Deed of Trust Modification; Mortgage) of the Loan Agreement is hereby amended by deleting the phrase "On the UK Effective Date, the LaSalle UK Mortgage, satisfactory to Lender, and, on" in the first line and substituting "On".

(o) Section 10.1 (Conditions to Effectiveness of Amended and Restated Loan Agreement and Construction Letter of Credit) of the Loan Agreement is hereby amended by deleting the introductory clause in its entirety and replacing it with the following:

"10.1 Conditions to Effectiveness of Amended and Restated Loan Agreement.

Lender will have no obligation to fund the increase in the Term Loan, the initial Revolving Loan Advance or any subsequent Revolving Loan Advance unless."

(p) Section 10.1.4 (Perfection of Security Interests) of the Loan Agreement is hereby amended and restated to read as follows:

"10.1.4.    Perfection of Security Interests.

Except as otherwise expressly agreed, every Security Interest required to be granted by Borrower to Lender under Section 8 shall have been perfected and shall be, subject to Permitted Security Interests, a first priority Security Interest."

(q) Article 11 (Additional Conditions to Issuance of Letters of Credit) of the Loan Agreement is hereby amended as follows:

(i) the introductory clause is hereby amended and restated to read as follows:

"No Letter of Credit will be issued unless at the time of such issuance:"

(ii) Section 11.1 (Master Letter of Credit Agreement; Reimbursement Agreement) is hereby amended by deleting the last sentence thereof in its entirety.

(iii) Section 11.2 (No Prohibitions) is hereby amended and restated to read as follows:

"No order, judgment or decree of any Governmental Authority exists which purports by its terms to enjoin or restrain Lender from issuing a Letter of Credit, and no Law or request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over Lender shall exist which prohibits, or requests that Lender refrain from, the issuance of letters of credit generally or a Letter of Credit in particular, or imposes upon Lender with respect to a Letter of Credit any restriction or reserve or capital requirement (for which Lender is not otherwise compensable by Borrower hereunder)."

(iii) Section 11.7 (Construction Letter of Credit) is hereby deleted in its entirety.

(r) Article 14 (Affirmative Covenants) of the Loan Agreement is hereby amended by deleting the phrase "the Construction Letter of Credit or" from the first and second lines thereof:

(s) Article 15 (Negative Covenants) of the Loan Agreement is hereby amended by deleting the phrase ", including without limitation the Construction Letter of Credit" from the second line thereof:

(t) Section 15.3.2 (The Loan Obligations and the UK Loan Obligations) of the Loan Agreement is hereby amended and restated to read as follows:

"15.3.2. The Loan Obligations.

The Loan Obligations."

(u) Section 15.4.5 (Securing Payment) of the Loan Agreement is hereby amended by deleting the phrase "(other than the Indebtedness evidenced by the UK Loan Documents)".

(v) Section 15.4.11 (Security Interest to Secure Loan Obligations and UK Loan Obligations) of the Loan Agreement is hereby amended and restated to read as follows:

"15.4.11. Security Interest to Secure Loan Obligations and UK Loan Obligations.

Security Interests securing the Loan Obligations or the UK Loan Obligations; provided however, that Security Interests securing UK Loan Obligations shall not be Permitted Security Interests on or after June 1, 2004."

(w) Section 15.5 is hereby amended and restated to read as follows:

"Revolving Loan Thirty Day Reduction.

On or before April 18, 2005, for a period of thirty (30) consecutive days, shall not permit aggregate Revolving Loans, exclusive of LOC Obligations, to exceed zero in amount."

(x) Section 15.6 (Capital Leases) of the Loan Agreement is hereby amended by deleting the figure "$4,200,000" and substituting in lieu thereof the figure "$7,000,000."

(y) Section 15.9 (Indirect Obligations) of the Loan Agreement is hereby amended by deleting the phrase "or UK Loan Obligations (or with respect to such obligations)".

(z) The definition of "EBITDA" under Section 16.1 (Special Definitions) is hereby amended (A) by changing the name of such defined term to "EBIT" and (B) by deleting the reference to "depreciation and amortization expense".

(aa) The definition of "Fixed Charges" under Section 16.1 (Special Definitions) is hereby deleted in its entirety.

(bb) Sections 16.2, 16.3 and 16.4 of the Loan Agreement are hereby deleted in their entirety.

(cc) Section 16.5 of the Loan Agreement (Minimum EBITDA) is hereby amended and restated as follows:

"16.5 Minimum Interest Coverage.

Borrower covenants and agrees that the ratio of Borrower's EBIT to Borrower's Interest Expense for the preceding twelve (12) month period calculated for March 31, 2004, and for the last day of each fiscal quarter thereafter, shall at no time be less than 1.75 to 1.00."

(dd) Section 16.7 of the Loan Agreement (Minimum Shareholders Equity) is hereby amended and restated as follows:

16.7. Minimum Shareholders Equity.

Borrower covenants and agrees that Borrower's Shareholders Equity, calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2004, shall not be less than (a) 90% of Borrower's Shareholders Equity as of December 31, 2003, plus 90% of the Borrower's Net Income (but not less than zero) for such fiscal quarter, plus (b) for the fiscal quarter ending June 30, 2004 and for each fiscal quarter thereafter, an amount equal to the sum of the minimum amount required to be maintained for the immediately preceding fiscal quarter plus 90% of the Borrower's Net Income (but not less than zero) for such current fiscal quarter, plus (c) for the fiscal quarter ending March 31, 2004 and for each fiscal quarter thereafter, an amount equal to 100% of the amounts received for the issuance of stock of Borrower, if any. The described calculation of Borrower's Shareholder Equity may be performed, in Lender's sole discretion, exclusive of (i) all gains and losses caused by foreign currency translation adjustments, (ii) preferred stock of Borrower, and (iii) the book value of Borrower's equity holdings.

(ee) Section 17.1.3 of the Loan Agreement (Failure to Pay Accounts Owed to Other Persons) is hereby amended by deleting the phrase "including without limitation, UK Loan Obligations".

(ff) Section 17.1.16 of the Loan Agreement (Cross Default) is hereby amended by deleting the last sentence thereof.

(gg) Section 17.1.19 of the Loan Agreement (Construction Letter of Credit) is hereby deleted in its entirety.

(hh) Section 21.6. "Letters of Credit." of the Loan Agreement is hereby amended and restated to read as follows:

"21.6. Letters of Credit.

Borrower assumes all risks (as against Lender or any affiliate) of the acts or omissions of any beneficiary of any of the Letters of Credit, but Borrower retains any rights or claims that it may have against such beneficiary. Neither Lender nor any of its directors, officers, employees, agents, or representatives shall be liable or responsible for: (a) the use which may be made of any of the Letters of Credit or for any acts or missions of beneficiary in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement(s) thereon, even if such document should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by Lender against presentation of documents which, on their face, appear to comply with the terms of any Letter of Credit, even though such documents may fail to bear any reference or adequate reference to any such Letter of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit in connection with which Lender would, pursuant to the Uniform Customs and Practices for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 (as amended from time to time), be absolved from liability. In furtherance and not in limitation of the foregoing, Lender may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary."

(ii) The following definitions contained in Exhibit 2.1. (Glossary And Index Of Defined Terms) to the Loan Agreement are hereby deleted:

(i) "Construction Letter of Credit Commitment"

(ii) "Borrowing Base"

      "Borrowing Base Certificate"

      "Eligible Accounts"

      "Eligible License Receivables"

      "Eligible License Receivables Debtor"

      "Net Eligible Accounts"

      "Non-Financed Capital Expenditures" and

      "UK Guaranty".

(jj) The following definitions contained in Exhibit 2.1 (Glossary And Index Of Defined Terms) to the Loan Agreement are hereby amended and restated to read as follows:

"Commitment" -- The Revolving Loan Commitment, the Letter of Credit Commitment or the Term Loan Commitment of Lender, or when in the plural form "Commitments," the Revolving Loan Commitment, the Letter of Credit Commitment and the Term Loan Commitment.

"Loan Documents" -- this Agreement, the Notes, letter of credit applications and reimbursement agreements, the Deed of Trust, the Deed of Trust Modification, the Security Agreement, the Guaranty, and all other agreements, certificates, documents, instruments and other writings executed in connection herewith or in connection with the Notes, Deed of Trust, the Deed of Trust Modification or the Security Agreement.

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

"Revolving Loan Maturity Date" -- April 18, 2005 (364 days from the effective date of this Second Amendment).

(kk) The definition of "Second Amendment Fee" shall be added to Exhibit 2.1 (Glossary And Index Of Defined Terms) to the Loan Agreement as follows:

"Second Amendment Fee" -- shall mean $9,000.00.

(ll) Schedule II to the Form of Compliance Certificate in Exhibit 14.14.2 to the Loan Agreement is hereby amended and restated as attached to this Second Amendment.

3. Each of Borrowers and Lender acknowledges that the Interim Revolving Note and Interim Revolver Commitment, created pursuant to the First Amendment to Amended and Restated Loan Agreement dated as of October 16, 2003, which expired as of February 13, 2004, and the commitments and advances for such facility have terminated.

4. Within thirty (30) days of the date hereof, Borrower shall deliver a new Disclosure Schedule to Lender, which Disclosure Schedule shall be satisfactory to Lender in its sole discretion. Failure to deliver such schedule within such thirty (30) days or failure of such schedule to be, or to be revised to be, satisfactory to Lender within such thirty (30) days shall be an Event of Default.

5. Waiver of Minimum Shareholders Equity Covenant. Without waiving any Events of Default related to any other requirements of the Loan Agreement, the Lender hereby waives Obligors' noncompliance with Section 16.7 of the Loan Agreement (Minimum Shareholders Equity) for the period ended December 31, 2003 only. Such waiver shall not release Obligors from the Minimum Shareholders Equity covenant for any other period or from any other covenants under the Loan Agreement.

6. Conditions to Effectiveness. This Second Amendment shall become effective as of April 19, 2004, when and only when the Lender shall have received (i) this Second Amendment duly executed by the Obligors, (ii) that certain Reaffirmation of Guaranty duly executed by Tripos Realty, (iii) the Second Amendment Fee, (iv) payment of all outstanding legal fees and costs of Lender, including those incurred in connection with this Second Amendment have been properly authorized, (v) evidence satisfactory to the Lender and its counsel that the transactions contemplated by the Second Amendment have been properly authorized, and (vi) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Lender or its counsel, each of which shall be in form and substance satisfactory to Lender and its counsel. Subject to this Section 6, effective as of the date hereof Lender hereby terminates the UK Loan Obligations to which it is a party.

7. Representations and Warranties. The Obligors hereby represent and warrant as follows:

(a) This Second Amendment and the Loan Agreement, amended hereby, constitute legal, valid and binding obligations of the Obligors and are enforceable against the Obligors in accordance with their respective terms, except to the extent that the enforceability thereof against such Covered Person may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application.

(b) Upon the effectiveness of this Second Amendment, the Obligors hereby reaffirm all covenants, representations and warranties made in the Loan Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Second Amendment.

(c) After giving effect to the waiver provided under Section 3 hereof, no Event of Default or Default has occurred and is continuing or would exist after giving effect to this Second Amendment.

(d) The Covered Persons have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

8. Effect on the Loan Agreement.

(a) Upon the effectiveness of this Second Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan agreement as amended hereby.

(b) Except as specifically amended herein, the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c) Except as expressly provided under Section 3 hereof, the execution, delivery and effectiveness of this Second Amendment shall not operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, the Loan Documents, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

9. Governing Law. This Second Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

10. Headings. Section headings in this Second Amendment are included herein for convenience of reference only and shall not constitute a part of this Second Amendment for any other purpose.

11. Counterparts. This Second Amendment may be executed by the parties hereto in one or more counterparts, each of which taken together shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, this Second Amendment has been duly executed as of the day and year first written above.

TRIPOS, INC.

By: _________________________________

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

TRIPOS REALTY, LLC

(as Obligor and acknowledged as Guarantor)

By: TRIPOS, INC., its sole member

By: ________________________________

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

LASALLE BANK NATIONAL ASSOCIATION

By: ________________________________

Name: Tom Harmon

Title: Vice President