Form 10-Q
period 2004-06-30
TRIPOS INC
filed 2004-08-06
CIK 920691

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 2, 2004: 9,289,571 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)	06-30-2004	12-31-2003
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 5,182	$ 2,945
Marketable Securities	55	1,121
Accounts receivable	11,093	16,662
Inventory	12,865	12,863
Deferred income taxes	333	--
Prepaid expenses	3,267	5,054
Total current assets	32,795	38,645

Property and equipment, less accumulated depreciation	29,152	27,926
Capitalized development costs, net	2,409	2,417
Goodwill	965	965
Investments recorded at cost	1,482	1,352
Other, net	250	390
Total assets	$ 67,053	$ 71,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 3,100	$ 10,510
Accounts payable	2,946	2,405
Accrued expenses	3,881	7,688
Deferred revenue	20,355	17,079
Deferred income taxes	--	219
Total current liabilities	30,282	37,901

Long-term portion of capital leases	3,935	2,463
Long-term debt	3,806	3,915
Deferred income taxes	736	422
Shareholders' equity :
Common stock	46	45
Additional paid-in capital	37,137	36,502
Retained earnings (deficit)	(8,191)	(8,321)
Other comprehensive income (deficit)	(698)	(1,232)
Total shareholders' equity	28,294	26,994

Total liabilities and shareholders' equity	$ 67,053	$ 71,695

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three-month Period		Six-month Period
	06-30-2004	06-30-2003	06-30-2004	06-30-2003
Net sales:
Discovery software products & support	$ 6,246	$ 5,750	$ 12,220	$ 11,832
Discovery informatics services	719	847	1,434	2,275
Discovery research products & services	8,908	6,866	17,635	12,951
Hardware	30	538	74	629
Total sales	15,903	14,001	31,363	27,687

Cost of sales	7,409	6,800	15,102	12,532
Gross profit	8,494	7,201	16,261	15,155

Operating expenses:
Sales and marketing	3,233	3,418	6,375	6,641
Research and development	2,465	3,846	5,293	6,831
General and administrative	1,903	1,796	3,782	3,832
Total operating expenses	7,601	9,060	15,450	17,304

Income (loss) from operations	893	(1,859)	811	(2,149)

Other income (loss), net	(499)	3,987	(457)	4,924
Income before income taxes	394	2,128	354	2,775

Income tax expense	238	910	223	1,187
Net income	$ 156	$ 1,218	$ 131	$ 1,588

Basic income per share	$ 0.02	$ 0.14	$ 0.01	$ 0.18
Basic weighted average number of shares	9,173	8,921	9,110	8,907
Diluted income per share	$ 0.02	$ 0.13	$ 0.01	$ 0.17
Diluted weighted average number of shares	9,352	9,216	9,349	9,228

See accompanying notes.

Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Six-month Period
	06-30-2004	06-30-2003
Operating activities:
Net income	$ 131	$ 1,588
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	2,000	1,443
Amortization of capitalized development costs & intangibles	145	232
Mark to market of foreign currency hedge instruments	870	--
Gain from sale of property and equipment	(29)	--
Gain from sale of equity investment	(144)	(4,579)
Impairment of investment	50	260

Change in operating assets and liabilities:
Accounts receivable	5,855	8,016
Inventories	292	(1,660)
Prepaid expenses and other current assets	1,676	44
Accounts payable and accrued expenses	(3,707)	(498)
Deferred taxes	(191)	508
Deferred revenue	3,336	(3,836)
Net cash provided by operating activities	10,284	1,518

Investing activities:
Purchases of property and equipment	(2,825)	(2,942)
Capitalized development costs	(9)	(488)
Proceeds from sale of property and equipment	169	--
Proceeds from sale of equity investment	196	6,080
Investment in unconsolidated affiliates	(178)	(225)
Net cash (used in) provided by investing activities	(2,647)	2,425

Financing activities:
Stock issuance pursuant to stock plans	635	522
Issuance of long-term debt and capital leases	3,514	4,913
Payments on long-term debt and capital leases	(9,794)	(4,040)
Net cash (used in) provided by financing activities	(5,645)	1,395

Effect of foreign exchange rate changes on cash and cash equivalents	245	(33)

Net increase in cash and cash equivalents	2,237	5,305

Cash and cash equivalents at beginning of period	2,945	1,861
Cash and cash equivalents at end of period	$ 5,182	$ 7,166

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

  Discovery Software Products and Support. The SYBYL®, and UNITY® software suites are the core of our discovery software offerings along with our newly introduced LITHIUM™ platform. These suites provide integrated tools for computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas.

  Discovery Informatics Services. Through our consulting, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. We deploy our MetaLayer™ software (a middleware product) to integrate chemistry and biology data of disparate types, along with AUSPYX™ data cartridge technology, ChemCoreRIO™ , ModelBASE™ , FormsBUILDER™ and our electronic notebook technologies to aid clients with their discovery process management.

  Discovery Research Products and Services. Tripos Discovery Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We offer off-the-shelf libraries of compounds sold for pharmaceutical screening purposes. We also participate with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets that may result in Tripos obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when Tripos invests through contribution of discounted services or of in-kind products or services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis. Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one-year), and training and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.

Bundled-term licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company recognizes revenues from these bundled time-based licenses ratably over the license term, typically 1 to 3 years. In addition, the Company offers time-based term licenses, typically for one year, in which the revenue is recognized ratably over the period. Post-contract support for term licenses is sold separately and is recognized over the supported period.

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

In applying the provisions of SOP 81-1 the percentage of completion is utilized. For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer. For contracts without distinct milestones, we measure progress using the cost-to-cost method, which approximates progress towards completion. When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period that the loss becomes evident.

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

Discovery Research Products and Services

Discovery research sales include (1) sales of chemical compounds from inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

Tripos recognizes revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer. This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of SAB 101. For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds. A purchase order may also be received as confirmation. As stated above, revenue is not recognized until the compounds have been shipped to the customer. The selling price for compounds is fixed according to the terms of the contract or customer's purchase order. Payment terms for chemical compound transactions are Net 30 days. The Company has experienced very few bad debts arising from these product transactions; as a result, we expect that, collectibility is reasonably assured.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Discovery research activities involve lead compound optimization projects, custom synthesis, drug portfolio review and compound design. These contracts generally call for non-refundable contractual fees tied to time and materials. Accordingly, revenues under contracts of this type are recorded on a time and material basis. In addition, technology access fees maybe included for instances where we apply our proprietary ChemSpaceTM technology on a project. Technology access fees are typically recognized in relation to progress on the contract or compounds produced. When contracts to perform discovery research activities require a specific deliverable, the direct contract costs are deferred. Revenue and the contract costs are then recognized upon delivery and acceptance.

Hardware Sales

Hardware sales are recorded upon delivery unless delivered in connection with a contractual arrangement involving time-based software licenses. When hardware is sold in conjunction with a time-based license, the entire contractual revenue amount is recognized ratably over the term of the license period and the related hardware costs are deferred and recorded in cost of sales ratably over the same period.

Stock-based Compensation

We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share for the three- and six-months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three-month Period		Six-month Period
	06-30-2004	06-30-2003	06-30-2004	06-30-2003
Net income as reported	$ 156	$ 1,218	$ 131	$ 1,588
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	420	858	658	1,290
Pro forma net (loss) income	$ (264)	$ 360	$ (527)	$ 298

Pro forma (loss) earnings per share:
Basic - as reported	$ 0.02	$ 0.14	$ 0.01	$ 0.18
Basic - pro forma	$(0.03)	$ 0.04	$(0.06)	$ 0.03

Diluted - as reported	$ 0.02	$ 0.13	$ 0.01	$ 0.17
Diluted - pro forma	$(0.03)	$ 0.04	$(0.06)	$ 0.03

Contingent Liabilities

 The Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the Class Period. The second amended complaint also names Ernst & Young LLP as a co-defendant. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter. See PART II, OTHER INFORMATION, Item 1. Legal Proceedings, for additional information.

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

(3)     Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2004 and 2003 are as follows:

	Three-month Period		Six-month Period
	06-30-2004	06-30-2003	06-30-2004	06-30-2003
Net income	$ 156	$1,218	$ 131	$ 1,588
Unrealized gain on marketable securities	--	--	--	596
Less: reclassification for gains included in net income	--	(1,923)	(53)	(3,232)
Foreign currency translation adjustments	296	108	587	(64)
Comprehensive income (loss)	$ 452	$ (597)	$ 665	$ (1,112)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2004 and December 31, 2003 are as follows:

	06-30-2004	12-31-2003
Foreign currency translation adjustments	$ (728)	$ (1,315)
Unrealized gain on marketable securities	30	83
Accumulated other comprehensive (loss)	$ (698)	$ (1,232)

(4)     Significant Customers

During the second quarter of 2004, revenues from Pfizer, Inc. represented 52% of total net sales. For the same period in 2003, Pfizer represented 48% of total net sales. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries.

(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2004 and 2003.

	Three-month Period		Six-month Period
	06-30-2004	06-30-2003	06-30-2004	06-30-2003
Numerator:
Numerator for basic earnings per share--net income	$ 156	$ 1,218	$ 131	$ 1,588

Denominator:
Denominator for basic earnings per share--weighted average shares	9,173	8,921	9,110	8,907
Effect of dilutive securities:
Employee stock options	179	295	239	321
Denominator for diluted earnings per share--adjusted weighted average shares	9,352	9,216	9,349	9,228
Basic income per share	$ 0.02	$ 0.14	$ 0.01	$ 0.18
Diluted income per share	$ 0.02	$ 0.13	$ 0.01	$ 0.17

For additional disclosures regarding earnings per share, see the notes to the Company's 2003 consolidated financial statements in its Form 10-K.

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. Work awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at June 30, 2004 and December 31, 2003 were:

	06-30-2004	12-31-2003
Raw materials	$ 2,155	$ 1,758
Work in process	3,846	5,642
Finished goods	10,037	7,983
Reserve for obsolescence	(3,173)	(2,520)
Total inventory	$ 12,865	$ 12,863
Costs of discovery research projects included in Work in Process and Finished Goods above	$ 8,623	$ 8,532

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to three years. The average term of the contracts is three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of future revenues to be recognized from these non-cancelable arrangements as of June 30, 2004.

Revenues to be recognized in:	Amount
2004, over remaining six months	$ 6,492
2005	6,014
2006	2,312
2007	595
Total	$ 15,413

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to June 30, 2004 (amounts not included in the accompanying balance sheets at June 30, 2004).

Amounts to be billed in:	Amount
2004, over remaining six months	$ 4,380
2005	4,974
2006	1,980
Total	$ 11,334

(8)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage have averaged 3.4% during 2004. The maturity date of the mortgage facility is December 2, 2005. As of June 30, 2004, $4,024 was remaining on the mortgage.

The Company and LaSalle Bank entered into an amendment to the existing credit facility in April 2004, the modified facility remains at $6,000 and is a one-year commitment with a 25 basis point increase in associated fees. The amended facility addresses the Company's reduced requirement to fund capital expenditures through bank debt while continuing to meet working capital funding needs. Covenants under the revolving facility include minimum interest coverage, minimum shareholders' equity and an annual clean down period of 30 consecutive days in which no borrowings are outstanding. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At June 30, 2004, we had no borrowings outstanding and achieved the 30-day clean down provision on July 4, 2004. We were in compliance with the revised covenants under the amended credit facility as of June 30, 2004. Due to the one-year commitment of the amended credit facility, any draws on the line of credit are classified as short-term debt.

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

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of June 30, 2004 we had invested $1,650 or 66% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. In 2003, the fund's managers determined that certain investments were impaired. The Company recorded its pro-rata share of the fund's investment impairments, totaling $110, of which $59 was recorded in the second quarter of 2003. In the second quarter of 2004, the Company received notice of an additional impairment and took a pro-rata charge for $50.

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

The industries that Tripos serves are highly research driven. Industry trade publications state that mature pharmaceutical companies typically spend between 12% and 20% of their annual revenues on research in the search for new blockbuster drugs. Tripos' offerings are most relevant to the initial phase of drug discovery. Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process. Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, it may reduce or increase investment in the other phases of research. Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world regarding drug pricing and regulation.

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

Having been a public company spinoff in 1994 with limited capital, and limited additional capital raised over the past decade, the company has focused on profitability and cashflow. That said, the company has not always been profitable, but has achieved profitability in certain years. Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by successful investments, cash from operations, temporary use of debt capacity, and government grant funding.

We license our discovery software products and post-contract support ("PCS") as either perpetual licenses or time-based licenses, typically one to three-year renewable contracts. The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users. Variations in licensing levels range from a few thousand dollars up to several million dollars. The following are descriptions of our current sales models for discovery software:

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

Bundled-term licenses:

In 1998, the Company began offering bundled, time-based licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years). A bundled-term license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration, although customers may request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled-term arrangements is the same as that provided to customers under perpetual agreements. Bundled-term contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at commencement of the contract term. If the customer should want additional modules, users or new software products upon their release, the customer must enter into a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled-term license agreements are recognized ratably by month.

Term licenses:

Term licenses represent one-year arrangements for a software product and with an additional charge for one-year of PCS. The price is taken from the Company's price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided for under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under these license agreements are recognized ratably over the contract term.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for discovery informatics services. To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as MetaLayer, Lithium, FormsBuilder, Tripos Electronic Notebook technologies, Registration Inventory & Ordering, and AUSPYXTM to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies. Licensing levels may range from the low hundreds of thousands to over one million dollars.

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

We also act as a reseller of computer hardware. Hardware sales are generally made to facilitate our software customers' access to hardware components and are not a primary focus of our sales activities. We act as an authorized reseller and only order products on an "as needed" basis, and thus do not maintain any inventory. Accordingly, margins on these sales are relatively modest.

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

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the second quarter of 2004 were $15,903 compared to $14,001 in 2003, an increase of 14%. For the three months ended June 30, 2004, discovery software and support sales increased 9% to $6,246 from $5,750 for same period in 2003. This increase is primarily attributable to a few perpetual license sales in the Pacific Rim and a large new time-based license initiated at the end of the first quarter of 2004. Discovery informatics services revenues for the second quarter declined 15% to $719. This decrease is due to reduced levels of active contracts while existing projects progress toward milestones. Discovery research sales, including LeadQuest® compound libraries, accounted for $8,908 in the second quarter of 2004 and $6,866 in the same period in 2003, an increase of 30%. This increase in discovery research business was attributed to higher levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") along with incremental work for other customers. Hardware sales decreased by 94% to $30 for the second quarter 2004 from $538 in 2003. The second quarter of 2003 included one large and several small hardware orders. We do not actively market hardware products, but rather facilitate customer demand when required. For the six-month period in 2004, total net sales increased 13% to $31,363 from $27,687 for the same period in 2003. The increase was from the improvement in discovery software and support sales of 3% to $12,220 in 2004 from $11,832 and by discovery research revenues that grew by 36% to $17,635 from $12,951. The increase in discovery research revenues was principally from the higher contractual production levels in the Pfizer compound file enrichment project. Revenues from discovery informatics projects declined by 37% to $1,434 in 2004 from $2,275 for the six-month period in 2003. The reduction in discovery informatics revenues is attributable to deferrals of revenues pending achievement of contractual milestones and the completion of other projects.

Net sales for the Company's activities outside of North America represented approximately 80% for the three- and six-month periods ending June 30, 2004 compared to 78% and 76%, respectively, for the same periods in 2003. North American net sales decreased 9% for the quarter and 3% year-to-date in 2004 compared to 2003. Net sales in Europe increased 19% for the second quarter and 21% for the first six-months of 2004, and accounted for 74% and 75%, respectively, of total sales. These increases were principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our European offices. Net sales in the Pacific Rim increased by 50% for the second quarter of 2004 compared to the same period in 2003 driven primarily by a few new perpetual software license sales in 2004. For the six-month period in 2004, sales in the Pacific Rim were down 13% compared to 2003 led principally by the effect of a patent infringement suit in Japan contesting one of our third-party collaborator's products. The Pacific Rim accounted for 6% and 4% of net sales for three-month periods and 5% and 7% of the six-month periods in 2004 and 2003, respectively.

Cost of sales for the three-month period ending June 30, 2004 increased 9% to $7,409 compared to $6,800 for the same period in 2003. Cost of sales as a percent of net sales was 47% and 49% for the three-month periods in 2004 and 2003, respectively. For the 2004 six-months year-to-date, cost of sales was $15,102, an increase of 21% from the $12,532 in 2003. Cost of sales as a percent of net sales was 48% and 45% for the six-month periods in 2004 and 2003, respectively. Driving the increase in cost of sales was the increase in the mix of higher cost discovery research products and services in relation to lower cost discovery software products and support. The cost of the discovery research business includes the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. Discovery research contracts also include any third-party costs for production of larger quantities of intermediate or scale-up materials. The increase in cost of sales of discovery research activities in 2004 compared to 2003 is attributable to the higher levels of production for the Pfizer Contract. Increased costs were impacted by the effect of foreign currency (U.S. dollar to Great Britain Pound), and required outsourcing to successfully deliver against the contract up to this point.

Gross profit margin for the second quarter 2004 improved to 53% of total net sales versus 51% in the second quarter of 2003. A significant contribution to the increase in overall gross margin was an improvement in the margins from discovery research products and services due to more favorable foreign exchange between the dollar and pound during the quarter along with reduced levels of outsourcing and the receipt of grant funding toward employment costs during the second quarter of 2004. The Company applies the principals of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS 52") in its accounting for the long-term Pfizer Contract. The bulk of this specific agreement is denominated in U.S. dollars although it is contracted with our U.K. entities. Since the functional currency of those entities is not the U.S. dollar, the Company must reflect the effects of fluctuations in the values of the U.S. dollar compared to the British pound as an adjustment to gross profit. That is, movements in the exchange rate affect the amount of revenues available to cover the direct costs of the contract. For the six-month period ending June 30, 2004, gross margin was 52%, which was down from 55% in the prior year. Included in the reduced gross profit was a currency impact of roughly $200 in discovery research and a higher mix toward third-party software products resulting in incremental royalties. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses decreased 5% to $3,233 for the second quarter of 2004 from $3,418 in the same period in 2003. Sales and marketing expenses as a percentage of net sales were 20% and 24% for the three-month periods in 2004 and 2003, respectively. For the six-month year-to-date period in 2004, sales and marketing expenses declined by 4% to 6,375 from $6,641 in 2003. The decreases in sales and marketing spending and their respective percentages to net sales were attributable to lower salaries and commissions from open or eliminated positions along with overall higher net sales.

Research and development expenses decreased by 36% to $2,465 from $3,846 and represented 16% and 27% of net sales for the three-month periods in 2004 and 2003, respectively. Year-to-date R&D expense declined by 23% to $5,293 in 2004 from $6,831 in 2003, and was 17% and 25% of total net sales, respectively. For the second quarter of 2004, approximately $400 of costs were charged against the $813 reserve established in December 2003 for anticipated losses on the discovery informatics contract with Schering AG. During the six-month year-to-date period of 2004, nearly $800 was charged against this reserve. The decrease is attributable to reductions in permanent staff, reduced usage of contractors and the deferral of costs pending the achievement of milestones for discovery informatics projects. The second quarter of 2003 included retained costs ("deductible") from a small fire at our UK laboratory facility.

General and administrative expenses increased 6% to $1,903 from $1,796 for the second quarter of 2004 compared to 2003, and represent 12% and 13% of net sales for the respective periods. For the six-month periods, G&A expense was lower by 1% at $3,782 for 2004 compared to $3,832 in 2003. The increase in expense for the second quarter of 2004 is principally attributable to legal fees for the class action lawsuit, higher insurance premiums and consulting fees required to achieve compliance under the Sarbanes-Oxley legislation.

Other income decreased to a loss of $499 in the second quarter in 2004 from income of $3,987 in the same period in 2003. The second quarter 2004 loss was the result of a currency loss of $270 and net interest expense. In the same period of 2003, other income was comprised of a gain of $3,270 on the sale of 616 shares of Arena Pharmaceuticals, Inc. coupled with a currency gain of $780. For the year-to-date period in 2004, we generated a gain of $144 from the sale of the last 31 shares of Arena Pharmaceuticals which was offset by a currency loss of $234 and interest expense of $519. For the first six-months of 2003 we recorded a currency gain of $602 in addition to a gain of $4,579 on the sale of 888 shares of Arena that were partially offset by interest expense of $234.

Income tax expense was $223 for the first six-months of 2004 compared to a $1,187 for the same period in 2003, which represent an effective tax rate of 63% and 43%, respectively. The 63% effective tax rate for 2004 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2004. We have established a valuation allowance against deferred tax assets created primarily by prior net operating losses. This may result in a lower effective tax rate in future periods upon the recognition of income in the jurisdictions where the deferred tax assets were created. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2004 was $10,284. Sources of operating funds for 2004 were net income of $131, net collections of accounts receivable of $5,855, reductions in prepaid expenses of $1,676, increased deferred revenue of $3,336 plus the add-back of non-cash depreciation and amortization expenses of a combined $2,145 and a net reduction in the amount of foreign currency forward contracts outstanding of $870. Operating funds used in 2004 were from changes in net deferred tax position of $191, reductions of accounts payable & accrued expenses of $3,707, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. In the first half of 2003, cash from operations was $1,518. Last year, $8,016 was generated by the net collection of accounts receivable, net income of $1,588 plus the combined add-back of depreciation and amortization of $1,675. Cash used in operations in the first six-months of 2003 included increased inventory of $1,660, decreases in deferred revenue of $3,836 less the gain on the sale of Arena shares included in net income of $4,579. The principal differences in cashflow from operations, year over year, are related to the stabilization of inventory levels for our compound contract with Pfizer, the 2004 increase in deferred revenue from the receipt of advance funding of technology access fees, and the respective gains from the sale of Arena shares.

Cash used in investing activities in the first six months of 2004 was $2,647 for capital expenditures of $2,825, investment in the Life Science Ventures II Fund of $178 partially offset by the proceeds from the sale of Arena shares of $196. Cash provided by investing activities during the first six months of 2003 were from the $6,080 proceeds from the sale of shares of Arena and were used for property and equipment acquisitions of $2,942, investment in the Life Science Ventures II Fund of $225 and capitalized development costs for our ChemCore™ technology of $488. As of March 31, 2004, we had sold all of our shares in Arena Pharmaceuticals. In the first quarter of 2004 we moved into our expanded chemistry laboratory facility. During the remainder of 2004 we expect to fund $3,000 to $4,000 for capital expenditures that include the balance of the payments to the general contractor for the laboratory along with the equipment required to fulfill our contracted business. Additionally, over the next 12 to 18 months, we will be required to fund the remainder of our investment commitment of $812 to the Life Science Ventures II Fund.

For the first six-month period in 2004, the net cash used in financing activities was $5,645, consisting of payments on bank loans and capital lease arrangements totaling $9,794, less proceeds from additional capital leases of $3,514 and the issuance of shares under our employee stock plans of $635. For the same period in 2003, $1,395 of cash provided by financing activities was from the issuance of shares under our employee stock plans of $522 along with bank loans and capital leases of $4,913 less payments of $4,040 for the reduction of outstanding debt. The bank debt and capital leases were primarily used to finance the construction of the UK laboratory expansion.

In April 2004, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility, which remains at $6,000, is a one-year commitment with two covenants (interest coverage and minimum shareholders' equity), a 30-day clean-down provision and a 25 basis point increase in associated fees. The maturity date on the mortgage loan remains unchanged (December 2005). The amended line of credit portion of the facility more appropriately addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting the expected working capital funding needs over the next twelve months. At June 30, 2004, we had no outstanding borrowings on the line of credit and achieved the 30-day clean-down provision on July 4, 2004.

In the first half of 2004, we secured additional capital lease financing of approximately $3,500 to fund a portion of our remaining 2004 capital expenditure requirements for the laboratory and computer equipment at our US headquarters. The remainder of operating needs and capital expenditures are expected to be funded through operations. We have made reductions in staff in the first quarter of 2004 along with continued controls on spending to help achieve this goal. We believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank, and incremental capital leases, if any, we will be able to meet our normal liquidity needs and capital expenditure requirements for at least the next twelve months. We expect that our capital expenditures will decrease substantially upon completion of the funding of the chemistry laboratory expansion. Activities over and above normal operations may require additional sources of funding that are not presently identified.

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

Item 3. Financial Markets Risk

Our exposure to financial markets risk is limited to foreign exchange variances and fluctuations in interest rates. The Company may be subject to a significant impact from foreign exchange. The costs to perform the custom design and synthesis contract with Pfizer are incurred in British pounds sterling while we are compensated in U.S. dollars for the majority of the contract. As a result, our gross profit may be adversely affected by the decline in the U.S. dollar against the pound. At times, we may mitigate this effect through foreign currency forward contracts whose mark-to-market gains or losses are recorded in "Other Income". To date, interest rate exposure has not resulted in a material impact.

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although during 2003 and early 2004, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $17.7 million and $10.4 million at December 31, 2003 and 2002, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been approximately $1.8 million and $1.0 million at December 31, 2003 and 2002, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan that are tied to the bank's prime rate or short-term LIBOR rates. In the past, we had fixed a portion of our floating rate interest risk on the mortgage loan through the purchase of swap instruments. We continue to monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and may endeavor to mitigate this risk through the use of appropriate hedging instruments.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws.

On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP as a co-defendant. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 2.     Changes in Securities

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 12, 2004:

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	6,892,944	1,445,907
Alfred Alberts	6,891,731	1,447,120
Stewart Carrell	6,860,440	1,478,411
John P. McAlister	8,232,044	106,807
Gary Meredith	6,858,850	1,480,001
Ferid Murad	6,890,531	1,448,320

2) To amend the 2002 Employee Stock Purchase Plan to increase the number of shares authorized for issuance from 250,000 to 700,000. The measure was approved based on the following voting results:

Votes "For"	Votes "Against"	Votes "Abstain"	Broker "Non-votes"
4,537,618	242,955	621,138	2,937,140

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company furnished the following reports on Form 8-K during the period from April 1, 2004 to June 30, 2004:

April 29, 2004, Regulation FD disclosure on Item 9. of a press release announcing the company's financial results for first quarter ended March 31, 2004.

April 29, 2004, Regulation FD disclosure on Item 4. announcing the resignation of Ernst & Young LLP as the Company's external auditors effective with the filing of the Company's Form 10-Q for the first quarter ended March 31, 2004.

May 11, 2004, Regulation FD disclosure on Item 4. amending the effective date of Ernst & Young LLP's resignation as the Company's external auditors to be May 5, 2004, concurrent with the filing of the Company's Form 10-Q for the first quarter ended March 31, 2004.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	August 6, 2004	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 6, 2004	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	August 6, 2004	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary