Form 10-Q
period 2004-09-30
TRIPOS INC
filed 2004-11-09
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 29, 2004: 9,293,483 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION,
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22

PART II OTHER INFORMATION	22-23
SIGNATURES	23

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)	09-30-2004	12-31-2003
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 4,768	$ 2,945
Marketable Securities	49	1,121
Accounts receivable, less allowances for doubtful accounts of $333 and $390, respectively	10,391	16,662
Inventory	11,873	12,863
Deferred income taxes	419	--
Prepaid expenses	2,870	5,054
Total current assets	30,370	38,645

Property and equipment, less accumulated depreciation	29,376	27,926
Capitalized development costs, less accumulated amortization	2,420	2,417
Goodwill, net	965	965
Investments recorded at cost	1,482	1,352
Other, net	181	390
Total assets	$ 64,794	$ 71,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and capital leases	$ 3,617	$ 10,510
Accounts payable	1,576	2,405
Accrued expenses	4,235	7,688
Deferred revenue	18,804	17,079
Deferred income taxes	--	219
Total current liabilities	28,232	37,901

Long-term portion of capital leases	3,579	2,463
Long-term debt	3,752	3,915
Deferred income taxes	967	422
Shareholders' equity :
Common stock, $0.005 par value; authorized 20,000 shares, issued 9,292 shares as of Sept. 30, 2004 and 9,046 shares as of Dec. 31, 2003.	47	45
Additional paid-in capital	37,142	36,502
Retained earnings (deficit)	(8,336)	(8,321)
Other comprehensive income (loss)	(589)	(1,232)
Total shareholders' equity	28,264	26,994

Total liabilities and shareholders' equity	$ 64,794	$ 71,695

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three-months Ended		Nine-months Ended
	09-30-2004	09-30-2003	09-30-2004	09-30-2003
Net sales:		Restated		Restated
Discovery software products & support	$ 6,005	$ 5,779	$ 18,225	$ 17,611
Discovery informatics services	1,247	759	2,681	3,034
Discovery research products & services	8,824	7,154	26,459	20,105
Hardware	24	152	98	781
Total sales	16,100	13,844	47,463	41,531

Cost of sales	8,333	6,236	23,435	18,768
Gross profit	7,767	7,608	24,028	22,763

Operating expenses:
Sales and marketing	3,089	3,260	9,464	9,901
Research and development	2,140	3,369	7,433	10,200
General and administrative	1,803	1,814	5,585	5,646
Total operating expenses	7,032	8,443	22,482	25,747

Income (loss) from operations	735	(835)	1,546	(2,984)

Other income (loss), net	(368)	2,521	(825)	7,445
Income before income taxes	367	1,686	721	4,461

Income tax expense	512	722	735	1,909
Net income (loss)	$ (145)	$ 964	$ (14)	$ 2,552

Basic income (loss) per share	$ (0.02)	$ 0.11	$ (0.00)	$ 0.29
Basic weighted average number of shares	9,290	8,988	9,170	8,934
Diluted income (loss) per share	$ (0.02)	$ 0.10	$ (0.00)	$ 0.27
Diluted weighted average number of shares	9,290	9,459	9,170	9,310

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine-months Ended
	09-30-2004	09-30-2003
Operating activities:		Restated
Net income (loss)	$ (14)	$ 2,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,204	2,194
Amortization of capitalized development costs & intangibles	208	336
Mark to market of foreign currency hedge instruments	876	(676)
Gain from sale of property and equipment	(29)	--
Gain from sale of equity investment	(144)	(6,101)
Impairment of investment	50	260

Change in operating assets and liabilities:
Accounts receivable	6,392	7,542
Inventories	1,140	(2,822)
Prepaid expenses and other current assets	2,039	517
Accounts payable and accrued expenses	(4,523)	(785)
Deferred taxes	(38)	1,443
Deferred revenue	1,887	(6,294)
Net cash provided by (used in) operating activities	11,048	(1,834)

Investing activities:
Purchases of property and equipment	(4,524)	(6,301)
Capitalized development costs	(9)	(810)
Proceeds from sale of property and equipment	169	--
Proceeds from sale of equity investment	196	8,071
Investment in unconsolidated affiliates	(178)	(414)
Net cash (used in) provided by investing activities	(4,346)	546

Financing activities:
Stock issuance pursuant to stock plans	640	543
Issuance of long-term debt and capital leases	4,563	8,363
Payments on long-term debt and capital leases	(10,613)	(4,424)
Net cash (used in) provided by financing activities	(5,410)	4,482

Effect of foreign exchange rate changes on cash and cash equivalents	531	(831)

Net increase in cash and cash equivalents	1,823	2,363

Cash and cash equivalents at beginning of period	2,945	1,861
Cash and cash equivalents at end of period	$ 4,768	$ 4,224

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Summary of Significant Accounting Policies

Organization

Our discovery informatics and discovery research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with our staff scientists who possess an understanding of the challenges facing pharmaceutical research organizations. These pharmaceutical firms deliver products and services that are internationally recognized for their innovation and quality. By formulating new chemical compounds and aiding our partners' design of new chemical compounds in ways that are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

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

  Discovery Software Products and Support. The SYBYL® and UNITY® software suites are the core of our discovery software offerings along with our newly introduced LITHIUM™ platform. These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas.

  Discovery Informatics Services. Through our consulting, we design and build systems that enable management and analysis of the vast amounts of data generated by high-throughput technologies in genomics, proteomics, chemistry, and biology. We deploy our MetaLayer™ software (a middleware product) to integrate chemistry and biology data of disparate types, along with AUSPYX™ data cartridge technology, ChemCoreRIO™ , ModelBASE™ , FormsBUILDER™ and our electronic notebook technologies to aid clients with their discovery process management. In addition, we collaborate with customers to identify and develop new leading edge scientific software technologies to assist in the drug discovery process.

  Item 1. Financial Statements (continued)

  Discovery Research Products and Services. Tripos Discovery Research laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. We offer off-the-shelf libraries of compounds sold for pharmaceutical screening purposes. We also participate with our partners in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets that may result in Tripos obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when Tripos invests through contribution of discounted services or of in-kind products or services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available. Our new Lead Discovery program has resulted from the application of these unique technologies and capabilities that have been developed at Tripos Discovery Research laboratories. Each Lead Discovery package includes sets of compounds designed and synthesized by Tripos that are then screened by one of our biology partners and show activity against a specific therapeutic target. The final package offering may include compounds that have been optimized by multiple cycles of screening and design refinement. These offerings may be sold outright or may be used to initiate a more advanced research program with an interested customer.

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. For a further description of accounting policies, please refer to the "Critical Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company allocates revenues from contracts involving multiple elements to each element based on the relative fair values of each element. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company

Item 1. Financial Statements (continued)

limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company.

For perpetual software arrangements, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to maintenance and support services, and training. The Company sells training separately and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis. Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one-year), and training and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.

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

In applying the provisions of SOP 81-1 the percentage of completion method is utilized. For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer. For contracts without distinct milestones, we measure progress using the cost-to-cost method, which approximates progress towards completion. When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period that the loss becomes evident.

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

Item 1. Financial Statements (continued)

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

Item 1. Financial Statements (continued)

The following table illustrates the effect on net income and earnings per share for the three- and nine-months ended September 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", to stock-based employee compensation.

	Three-month Period		Nine-month Period
	09-30-2004	09-30-2003	09-30-2004	09-30-2003
Net income (loss) as reported	$ (145)	$ 964	$ (14)	$ 2,552
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	343	884	1,001	2,175
Pro forma net (loss) income	$ (488)	$ 80	$ (1,015)	$ 377

Pro forma (loss) earnings per share:
Basic - as reported	$(0.02)	$ 0.11	$(0.00)	$ 0.29
Basic - pro forma	$(0.05)	$ 0.01	$(0.11)	$ 0.04

Diluted - as reported	$(0.02)	$ 0.10	$(0.00)	$ 0.27
Diluted - pro forma	$(0.05)	$ 0.01	$(0.11)	$ 0.04

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

(2)     Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing capitalized development costs, accrued expenses, depreciation and the valuation of certain tax credits and net operating losses. The effective tax rate for 2004 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. from prior tax years (each ending December 31). A valuation allowance was established for deferred tax assets related to the net operating losses, but does not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

Item 1. Financial Statements (continued)

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three-month Period		Nine-month Period
	09-30-2004	09-30-2003	09-30-2004	09-30-2003
Net income (loss)	$ (145)	$ 964	$ (14)	$ 2,552
Unrealized gain on marketable securities	--	44	--	640
Less: reclassification for gains included in net income	--	(860)	(53)	(4,092)
Foreign currency translation adjustments	109	10	696	(54)
Comprehensive income (loss)	$ (36)	$ 158	$ 629	$ (954)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2004 and December 31, 2003 were as follows:

	09-30-2004	12-31-2003
Foreign currency translation adjustments	$ (589)	$ (1,315)
Unrealized gain on marketable securities	--	83
Accumulated other comprehensive (loss)	$ (589)	$ (1,232)

(4)     Significant Customers

During the third quarter of 2004, revenues from Pfizer, Inc. represented 53% of total net sales. For the same period in 2003, Pfizer represented 52% of total net sales. Pfizer represented 54% and 49% of the nine-month year-to-date revenues in 2004 and 2003, respectively. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries.

(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003.

	Three-months Ended		Nine-months Ended
	09-30-2004	09-30-2003	09-30-2004	09-30-2003
Numerator:
Numerator for basic earnings per share--net income (loss)	$ (145)	$ 964	$ (14)	$ 2,552
Denominator:
Denominator for basic earnings per share--weighted average shares	9,290	8,988	9,170	8,934
Effect of dilutive securities:
Employee stock options --Note A	--	471	--	376
Denominator for diluted earnings per share-- adjusted weighted average shares	9,290	9,459	9,170	9,310
Basic income per share	$ (0.02)	$ 0.11	$ (0.00)	$ 0.29
Diluted income per share	$ (0.02)	$ 0.10	$ (0.00)	$ 0.27

Item 1. Financial Statements (continued)

For additional disclosures regarding earnings per share, see the notes to the Company's 2003 consolidated financial statements in its Form 10-K.

--Note A: For the three and nine-months ended in 2004, weighted average shares outstanding did not include the effect of employee stock options as their inclusion would have been anti-dilutive.

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. In calculating the reserve for excess stock, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made for each collection or library of compounds for the amount of any excess. Work in process and finished goods includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at September 30, 2004 and December 31, 2003 were:

	09-30-2004	12-31-2003
Raw materials	$ 1,996	$ 1,758
Work in process	5,050	5,642
Finished goods	7,949	7,983
Reserve for obsolescence	(3,122)	(2,520)
Total inventory	$ 11,873	$ 12,863
Costs of discovery research projects included in Work in Process and Finished Goods above	$ 8,316	$ 8,532

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to three years. The average term of the contracts is three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after September 30, 2004:

Revenues to be recognized in:	Amount
2004	$ 3,185
2005	7,368
2006	3,487
2007	1,117
Total	$ 15,157

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to September 30, 2004 (amounts not included in the accompanying balance sheets at September 30, 2004).

Amounts to be billed in:	Amount
2004	$ 3,464
2005	5,959
2006	3,351
Total	$ 12,774

Item 1. Financial Statements (continued)

(8)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage have averaged 3.54% during 2004. The maturity date of the mortgage facility is December 2, 2005. As of September 30, 2004, $3,969 was remaining on the mortgage.

The Company and LaSalle Bank entered into an amendment to the existing credit facility in April 2004, the modified facility remains at $6,000 and is a one-year commitment. The amended facility addresses the Company's reduced requirement to fund capital expenditures through bank debt while continuing to meet working capital funding needs. Covenants under the revolving facility include minimum interest coverage, minimum shareholders' equity and an annual clean down period of 30 consecutive days in which no borrowings are outstanding. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At September 30, 2004, we had $200 of borrowings outstanding. The Company achieved the 30-day clean down provision in July 2004. Due to the accrual of anticipated losses on the Schering contract in December 2003 and the absence of gains from the sale of Arena Pharmaceutical shares in the trailing twelve-month period, we were not in compliance with the interest coverage covenant under the amended credit facility as of September 30, 2004. LaSalle Bank has granted a waiver of this violation. Due to the one-year commitment of the amended credit facility, any draws on the line of credit are classified as short-term debt.

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

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of September 30, 2004 we had invested $1,650 or 66% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. In 2003, the fund's managers determined that certain investments were impaired. The Company recorded its pro-rata share of the fund's investment impairments, totaling $110, of which $59 was recorded in the second quarter of 2003. In the second quarter of 2004, the Company received notice of an additional impairment and took a pro-rata charge for $50.

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

Overview

Tripos provides products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Tripos' offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through its own chemistry laboratories, Tripos can also make those compounds for its clients. Through strategic partnerships, Tripos can also test compounds for its clients.

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

Tripos software products are sold on a renewable license basis, typically with a term of one or three years. This business is generally predictable, with high renewal rates for licenses. Tripos' management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals. Tripos' service businesses, both informatics and chemistry, are much less predictable. The sales cycles for these offerings are typically long -- from six to eighteen months -- and are highly influenced by factors in the macro-economic environment including the general state of the pharmaceutical industry and the political situations in various parts of the world. To forecast potential business in these areas, Tripos' management strives to closely interact with the management of its customers and is closely involved in business development activities for service projects.

Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component. Risk management in these projects begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones. Due to the complexity of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client. To mitigate the project difficulties, Tripos has developed a process focus and management monitors milestones in the project plan according to the process workflow. Despite these efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

Having been a public company spin-off in 1994 with limited capital, and limited additional capital raised over the past decade, the company has focused on profitability and cashflow. That said, the company has not always been profitable, but has achieved profitability in certain years. Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by the proceeds from the sale of certain investments, cash from operations, temporary use of debt capacity, and government grant funding.

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

Bundled-term licenses:

In 1998, the Company began offering bundled, time-based licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years). A bundled-term license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration, although customers may request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled-term arrangements is the same as that provided to customers under perpetual agreements. Bundled-term contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at commencement of the contract term. If the customer should want additional modules, users or new software products upon their release, the customer must enter into a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled-term license agreements are recognized ratably over the contract term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Term licenses:

Term licenses represent one-year arrangements for a software product with an additional charge for one-year of PCS. The price is taken from the Company's price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. The customer must pay their annual renewal fee to continue to operate the software. Software revenue and PCS revenues under these license agreements are recognized ratably over the contract term.

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

Quarterly expenses include the costs of research and development for software development and new chemistry research. We believe that core selling and administrative costs will remain relatively consistent on an annual basis. Variability in quarterly expenses in relation to the level of revenues occurs primarily due to sales compensation, bonuses and staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic and competitive conditions. Because much of our discovery software products and support revenue is recognized ratably along with our contracted discovery research revenue that is typically recognized over multiple periods, fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific projects. Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the third quarter of 2004 were $16,100 compared to $13,844 in 2003, an increase of 16%. For the three months ended September 30, 2004, discovery software and support sales increased 4% to $6,005 from $5,779 for same period in 2003. This increase is primarily attributable to a larger base of deferred revenues and higher value license renewals from existing time-based license customers initiated earlier in 2004. Discovery informatics services revenues for the third quarter of 2004 increased 64% to $1,247. This increase was due to achievement of milestones on existing projects including the Schering AG, Bayer AG and another European pharmaceutical company in addition to other smaller projects. Discovery research sales accounted for $8,824 in the third quarter of 2004 and $7,154 in the same period in 2003, an increase of 23%. This increase in discovery research business was attributed to higher levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") along with incremental work for other customers. Hardware sales decreased by 84% to $24 for the third quarter 2004 from $152 in 2003. We do not actively market hardware products, but rather facilitate customer demand when required.

For the nine-month period in 2004, total net sales increased 14% to $47,463 from $41,531 for the same period in 2003. The increase was from the improvement in discovery software and support sales of 3% to $18,225 in 2004 from $17,611 in 2003 and by discovery research revenues that grew by 32% to $26,459 from $20,105. Discovery software and support increased for the 2004 year-to-date period due to higher value renewals for time-based licenses with existing customers and sales to new customers. The increase in discovery research revenues was principally from the higher contractual production levels in the Pfizer compound file enrichment project. Revenues from discovery informatics consulting services projects declined by 12% to $2,681 in 2004 from $3,034 for the nine-month period in 2003. The reduction in this area's revenues was attributable to an overall reduction in the number and size of ongoing projects in the current year. The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones.

Net sales for the Company's activities outside of North America represented approximately 80% for both the three- and nine-month periods ending September 30, 2004 and 76% for the same three and nine-month periods in 2003. North American net sales, accounting for roughly 20% of 2004 total sales, decreased 4% for the quarter and 3% year-to-date in 2004 compared to 2003. Net sales in Europe increased 25% for the third quarter and 22% for the first nine-months of 2004, and accounted for 76% and 75%, respectively, of total sales. These increases in Europe were principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our U.K. office. Net sales in the Pacific Rim decreased by 8% for the third quarter and 11% for the nine-month period of 2004 compared to the same periods in 2003. These declines were driven primarily by the effect of a patent infringement suit in Japan contesting one of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

our third-party collaborator's products. The Pacific Rim accounted for 4% and 5% of net sales for three-month periods and 5% and 6% of the nine-month periods in 2004 and 2003, respectively.

Cost of sales for the three-month period ending September 30, 2004 increased 34% to $8,333 compared to $6,236 for the same period in 2003. Cost of sales as a percent of net sales was 52% and 45% for the three-month periods in 2004 and 2003, respectively. For the 2004 nine-months year-to-date, cost of sales was $23,435, an increase of 25% from the $18,768 in 2003. Cost of sales as a percent of net sales was 49% and 45% for the nine-month periods in 2004 and 2003, respectively. Driving the increase in cost of sales was the increase in the mix of higher cost discovery research activities in relation to lower cost discovery software products and support. The cost of the discovery research business includes the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. The increase in cost of sales of discovery research activities in 2004 compared to 2003 is attributable to the higher levels of production for the Pfizer Contract. The costs of discovery research were impacted by the adverse effect of foreign currency (U.S. dollar to Great Britain Pound). Costs of discovery informatics consulting services include direct labor and overhead costs for the staff time involved in the projects.

Gross profit margin for the third quarter 2004 declined to 48% of total net sales versus 55% in the third quarter of 2003. Principal contributors to the decrease in overall gross margin were higher royalties from discovery software sales, the recognition of zero margin from the milestone delivery under the Schering contract, higher costs to process small chemical compound orders and deterioration of the foreign exchange rate between the U.S. dollar and British pound during the quarter. The Company applies the principals of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS 52") in its accounting for the long-term Pfizer Contract. The bulk of revenues for this specific agreement is denominated in U.S. dollars although production is in the U.K. where costs are in British pounds sterling. Since the functional currency of those entities is not the U.S. dollar, the Company must reflect the effects of fluctuations in the values of the U.S. dollar compared to the British pound as an adjustment to gross profit. That is, movements in the exchange rate affect the amount of revenues available to cover the direct costs of the contract. With respect to the Schering discovery informatics consulting contract, the Company will not recognize gross margin, if any, until the project is completed due to its historical experience of losses on the assignment. For the nine-month period ending September 30, 2004, gross margin was 51%, which was down from 55% in the prior year. Included in the reduced gross profit was a currency impact of roughly $200 in discovery research and a higher mix toward third-party software products resulting in incremental royalties. Gross profit on discovery informatics service projects declined to 29% in 2004 from 35% in 2003 due to no margin being recorded for the Schering contract in the current year. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses decreased 5% to $3,089 for the third quarter of 2004 from $3,260 in the same period in 2003. Sales and marketing expenses as a percentage of net sales were 19% and 24% for the three-month periods in 2004 and 2003, respectively. For the nine-month year-to-date period in 2004, sales and marketing expenses declined by 4% to $9,464 from $9,901 in 2003. The decreases in sales and marketing spending and their respective percentages to net sales were attributable to lower salaries and commissions from open or eliminated positions, a focus on expense control and the effect of overall higher net sales.

Research and development expenses decreased by 36% to $2,140 from $3,369 and represented 13% and 24% of net sales for the three-month periods in 2004 and 2003, respectively. The decline in quarterly R&D expense year over year was attributable to reductions to staff in certain areas of our informatics group along

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with the capitalization to inventory of costs related to our innovative Lead Discovery chemistry projects. Year-to-date R&D expense declined by 27% to $7,433 in 2004 from $10,200 in 2003, and was 16% and 25% of total net sales, respectively. During the nine-month year-to-date period of 2004 we reduced current R&D expense and charged $813 against the reserve established in December 2003 for anticipated losses on the discovery informatics contract with Schering AG. The remainder of the decrease is attributable to reductions in permanent staff, reduced usage of contractors, deferral of costs pending the achievement of milestones for discovery informatics projects and inventorying of costs for our Lead Discovery programs. The year-to-date period in 2003 included retained costs ("deductible") from a small fire at our UK laboratory facility.

General and administrative expenses were essentially unchanged at $1,803 and $1,814 for the third quarter of 2004 and 2003, respectively, and represent 11% and 13% of net sales for the corresponding periods. For the nine-month periods, G&A expense was slightly lower at $5,585 for 2004 compared to $5,646 in 2003. Higher costs related to legal fees for defense of the class action lawsuit and consulting fees required to achieve compliance under the Sarbanes-Oxley Act of 2002 were more than offset by expense control in other areas.

Other income decreased to a loss of $368 in the third quarter in 2004 from income of $2,521 in the same period in 2003. The third quarter 2004 loss was primarily the result of a currency loss of $104 and net interest expense of $254. In the same period of 2003, other income was comprised of a gain of $1,522 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with a currency gain of $1,017. For the year-to-date period in 2004, we generated a gain of $144 from the sale of shares of Arena Pharmaceuticals, which was offset by a currency loss of $338 and interest expense of $819. For the first nine-months of 2003 we recorded a currency gain of $1,619 in addition to a gain of $6,101 on the sale of shares of Arena that were partially offset by interest expense of $354. We completed the sale of our Arena holdings in the first quarter of 2004.

Income tax expense was $735 for the first nine-months of 2004 compared to a $1,909 for the same period in 2003, which represent an effective tax rate of 102% and 43%, respectively. The 102% effective tax rate for 2004 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for the tax year ending December 31, 2004. We have established a valuation allowance against deferred tax assets created primarily by current prior net operating losses in certain tax jurisdictions. This may result in a lower effective tax rate in future periods upon the recognition of income in those jurisdictions where the deferred tax assets were created. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2004 was $11,048. Sources of operating funds for 2004 were net collections of accounts receivable of $6,392, reductions in prepaid expenses of $2,039, reduction of inventories of $1,140, increased deferred revenue of $1,887 plus the add-back of non-cash depreciation and amortization expenses of a combined $3,412 and a net reduction in the amount of foreign currency forward contracts outstanding of $876. Operating funds used in 2004 were for reductions of accounts payable & accrued expenses of $4,523 less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. In 2003, cash used in operations was $1,834. Last year, $7,542 was generated by the net collection of accounts receivable, net income of $2,552 plus the combined add-back of depreciation and amortization of $2,530 and a change in deferred taxes of $1,443. Cash used in operations in the first nine-months of 2003 included increases to inventory of $2,822, reductions of accounts payable and accrued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenses of $785, decreases in deferred revenue of $6,294 less the gain on the sale of Arena shares included in net income of $6,101. The principal differences in cashflow from operations, year over year, are related to the stabilization of inventory levels for our compound contract with Pfizer, the 2004 increase in deferred revenue from the receipt of advance funding of technology access fees, and the respective gains from the sale of Arena shares.

Cash used in investing activities in 2004 was $4,346. We invested cash on capital expenditures of $4,524 and investment in the Life Science Ventures II Fund of $178. These investments were partially offset by the cash proceeds from the sale of Arena shares of $196 and proceeds from the sales of property and equipment of $169. Cash provided by investing activities during 2003 totaled $546. Net cash provided by investing activities was from the proceeds from the sale of shares of Arena of $8,071 less investments in property and equipment acquisitions of $6,301, investment in the Life Science Ventures II Fund of $414 and capitalized development costs for our ChemCore™ technology of $810. As of March 31, 2004, we had sold all of our shares in Arena Pharmaceuticals. In the first quarter of 2004 we moved into our expanded chemistry laboratory facility. During the remainder of 2004 we expect to fund approximately $2,000 for capital expenditures that include the balance of the payments to the general contractor for the laboratory along with the equipment required to fulfill our contracted business. Additionally, over the next 12 to 18 months, we may be required to fund the remainder of our investment commitment of $850 to the Life Science Ventures II Fund.

For the nine-month period in 2004, the net cash used in financing activities was $5,410, consisting of payments on bank loans and capital lease arrangements totaling $10,613, less proceeds from additional capital leases and bank loans of $4,563 and the issuance of shares under our employee stock plans of $640. For the same period in 2003, $4,482 of cash provided by financing activities was from the issuance of shares under our employee stock plans of $543 along with bank loans and capital leases of $8,363 less payments of $4,424 for the reduction of outstanding debt. The bank debt and capital leases were primarily used to finance the construction of the UK laboratory expansion.

In April 2004, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility, which remains at $6,000, is a one-year commitment with two covenants (interest coverage and minimum shareholders' equity) and a 30-day clean-down provision. The maturity date on the mortgage loan remains unchanged (December 2005). The amended line of credit portion of the facility more appropriately addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting the expected working capital funding needs over the next twelve months. The clean-down provision was achieved on July 4, 2004. At September 30, 2004, we had $200 of outstanding borrowings on the line of credit and were in violation of the interest coverage covenant. This violation is principally the result of the amount of the anticipated loss on the Schering contract that was accrued in December 2003 that was previously offset by gains from the sale of shares of Arena Pharmaceuticals stock during prior trailing twelve-month periods. LaSalle Bank provided the Company with a waiver for this violation.

In the first nine-months of 2004, we secured additional capital lease financing of $4,546 to fund a portion of our remaining 2004 capital expenditure requirements for the laboratory and computer equipment at our US headquarters. The remainder of operating needs and capital expenditures are expected to be funded through operations. We believe that with our cash, accounts receivable balances, projected cash flows from operations, anticipated access to available borrowings from LaSalle Bank, and incremental capital leases, if any, we will be able to meet our normal liquidity needs and capital expenditure requirements for at least the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

next twelve months. The revolving line of credit with LaSalle Bank expires in April 2005. While we expect that LaSalle Bank will renew the credit facility, there are no guarantees that the line of credit will be renewed and if so, on as favorable terms and conditions as currently in place. We expect that our capital expenditures will decrease substantially upon completion of the funding of the chemistry laboratory expansion. Activities over and above normal operations may require additional sources of funding that are not presently identified.

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

Critical Accounting Policies

For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2003.

Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although during 2003 and 2004, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $17.7 million and $10.4 million at December 31, 2003 and 2002, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been approximately $1.8 million and $1.0 million at December 31, 2003 and 2002, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

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

On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP as a co-defendant. In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 2.     Changes in Securities and Use of Proceeds

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II    OTHER INFORMATION (continued)

Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          (a) List of Exhibits

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company furnished the following reports on Form 8-K during the period from July 1, 2004 to September 30, 2004:

July 19, 2004, Regulation FD disclosure on Item 4. of a press release announcing the appointment of BDO Seidman, LLP as the Company's external auditors replacing Ernst & Young LLP.

July 27, 2004, Regulation FD disclosure on Item 9. of a press release announcing the company's financial results for second quarter ended June 30, 2004.

September 30, 2004, Regulation FD disclosure on Item 7. of a press release announcing the amendment and extension of the Company's contract with Schering AG.

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.
Date:	November 9, 2004	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 9, 2004	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	November 9, 2004	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary