Form 10-K
period 2004-12-31
TRIPOS INC
filed 2005-03-16
CIK 920691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $20,246,815 (based upon the June 30, 2004 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2005, there were 10,088,024 shares of the Registrant's Common Stock outstanding with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2005 are incorporated by reference into Part I and III.

Part I

Item 1.  Business

Overview

Our discovery informatics and discovery research products and services enable life science companies to enhance their drug discovery capabilities. We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with scientists on our staff to address the challenges facing pharmaceutical research organizations. We deliver products and services internationally recognized for their innovation and quality. By formulating new chemical compounds and aiding our partners' design of new chemical compounds in ways that we believe are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services. In addition, we have established strategic collaborations with several of the companies based on our specific unique capabilities. Representative pharmaceutical clients include: Sanofi-Aventis, Bayer, Bristol-Myers Squibb, Pfizer, and Schering AG. Representative biotechnology clients include: Biovitrum, Chronogen, and Critical Therapeutics.

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design. In building our discovery informatics services, we have focused on developing an integrated suite of offerings to stay at the leading edge of scientific research. In addition to creating discovery informatics product and service offerings, our chemistry research activities have created an opportunity for us to participate in therapeutic collaborations with certain of our customers, giving us the potential for milestones and/or royalty interests in early-stage new drug candidates.

Our business model is based primarily on deriving recurring revenues from our discovery informatics and discovery research businesses and secondarily on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a description of each area of our business:

  Discovery Informatics Products and Services. The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings. These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas. We recently introduced Windows®-based programs such as Lithium®, BenchwareTM and SARNavigator™, along with other desktop systems to reach beyond the traditional computational chemistry user base within life science research organizations; LITHIUM facilitates visualization and communication of computational models to other parts of the organization; Benchware enables combinatorial library enumeration and design to be performed by bench scientists; SARNavigator provides an intuitive means of high-throughput screening (HTS) data analysis. Additional new Tripos products and technologies enable management of modern research laboratory operations as well as data analysis: the Tripos Electronic Notebook™ provides researchers with a common interface to enter all experimental data and store such knowledge and experience for future query and retrieval; ChemCoreRIOTM is a chemical registration, inventory and ordering system; ModelBaseTM is an Oracle® based system for storage and retrieval of computational and therapeutic product knowledge; and the Auspyx® data cartridge is a supporting technology for storing and searching chemical data within Oracle relational databases. These products and technologies are provided to clients through a license arrangement and typically involve some services to facilitate a smooth implementation. Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

  Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis and a complete suite of lead discovery and lead optimization capabilities. Tripos offers off-the-shelf libraries of compounds sold for pharmaceutical screening purposes. We also participate with our customers in strategic chemistry research projects that may include therapeutic collaborations. These collaboration projects are focused on specific therapeutic targets that may result in Tripos obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when Tripos invests through contribution of discounted services or of in-kind products or services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available. Our intent is to pursue improved returns from these projects. We do not seek to become a therapeutics company.

Tripos was founded 26 years ago by Professor Garland Marshall of the Washington University School of Medicine for the purpose of commercializing discovery research software tools. Tripos was purchased from its founder in 1987 by Evans & Sutherland Computer Corporation ("E&S"). In 1994, Tripos was spun-off in a tax-free distribution to E&S shareholders. We acquired our chemistry research capabilities, based in Bude, Cornwall, England, in late 1997 and also began offering discovery informatics consulting services in 1997.

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

Outsourcing. For the past two decades, pharmaceutical companies have consistently increased their research and development activities in an effort to increase their product pipelines. As the pressures mount to continue product development while rationalizing research and development expenditures, pharmaceutical companies have turned to outsourcing. In the past, pharmaceutical companies have outsourced tasks such as management of clinical trials or certain parts of the manufacturing process. Beginning in the 1990s, research outsourcing by major pharmaceutical companies has dramatically increased due to pressures to decrease time-to-market, reduce costs, and improve the yield on internal research and development activities. According to an ING Barings market study, approximately 10% of early stage discovery activities are currently outsourced. In a recent market study, the market size for discovery research outsourcing was estimated at $1.8 to $2.3 billion globally, with approximately 30% of that amount related to chemistry services and collaborations. These figures were expected to grow by 10-12% over a five-year period. The future influx of targets from genomics alone may result in a 20% to 25% growth rate in new drug targets, and is expected to further impact outsourcing.

The Information Revolution. Rapid changes in industry, academic and government research in recent years have resulted in the generation of vast amounts of biomolecular, chemical and other scientific data. Included is information related to the gene sequence, variation, expression, and function, along with protein structure and function. When coupled with the attendant volumes of structure-activity data generated by high-throughput chemistry and high-throughput screening technologies, the quantity of data/information is overwhelming. In addition to a need for tools that enable analysis and decision-making on an unprecedented scale, there is increasing awareness that clarifying the relationship between biological targets and the particular chemical compounds with which they interact could significantly streamline the success of drug discovery. Until recently, traditional drug discovery research within pharmaceutical companies has not effectively incorporated these methods. In order to realize the full potential of the relationships that link the various disciplines in discovery, we believe new information technology tools will be required.

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

The Tripos Business Model

Through our discovery informatics and discovery research products and services we offer comprehensive, customized solutions to address many of the discovery research needs of our customers. We apply computational design and analysis skills in our laboratories, where we employ all of our software technologies, to develop new chemical entities for our customers. Applying this scientific discipline, we have developed and applied informatics solutions that incorporate the full array of biological, chemical, screening and other scientific data along with comprehensive data mining and analysis, to meet the need of the discovery scientist, whether on our staff or our customer's staff. By being an integrated provider, we are also able to apply the Tripos solution to work with smaller companies in therapeutic collaborations using our tools and services where we may participate in the success of a particular therapeutic product through joint ownership in compounds or in the collaborator or both.

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

  Leverage our knowledge of life sciences and pharmaceutical discovery processes to develop informatics solutions that improve research knowledge management to facilitate data access and data analysis;

  Operate state-of-the-art chemistry research facilities and processes to deliver high-quality compounds that can rapidly lead to new chemical entities; and

  Work with customers using our knowledge-driven chemistry approach to perform strategic chemistry research tailored to their specific requirements.

Strategy

We are a leading integrated provider of products and services for the drug discovery needs of pharmaceutical and biotechnology companies around the world. Key elements of our growth strategy are as follows:

Maintain Leading-Edge Discovery Informatics Innovation. Relying on 26 years of leadership in this field, we will continue to invest in new releases of our products, to develop new applications, and to create new technologies to meet the changing demands of researchers. We will also pursue software research and development collaborations with our customers to rapidly advance the state-of-the-art in computation while developing new products that we may market in the future. We will endeavor to deliver innovative informatics products that our customers can use to resolve their strategic informatics problems. We have experience in developing operational informatics systems and apply the pharmaceutical industry domain expertise of our scientists to develop innovative solutions that improve research operations through effective knowledge management. Technologies such as the Tripos Electronic Notebook, LITHIUM, Benchware, SARNavigator and other solutions aid in knowledge capture, sharing and utilization in the laboratory. .

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

Seek Therapeutic Collaborations on an Opportunistic Basis. We will continue to leverage our integrated solution to develop collaborative arrangements with pharmaceutical and biotechnology companies in which we invest to obtain an ownership interest. We screen the scientific and management capabilities of potential partner companies. For those companies that pass our evaluation process, if we believe that our solutions can help these companies develop promising products, we will seek to enter into collaborative arrangements in which we will benefit from the success of a product or of the collaborator itself. In addition, we are using our ChemSpace® and other informatics technology to actively search our chemistry knowledge base for possible therapeutically interesting compounds that we may choose to investigate ourselves and offer in a research program to customers or collaborators. Once identified, we may initiate a program to further develop these compounds through targeted screening and synthesis activities, the objective of which is to produce interesting libraries of compounds enhanced for a particular therapeutic area. We believe such products form attractive starting points for collaborative research programs with pharmaceutical and biotechnology companies.

Pursue Strategic Alliances. We will continue to seek strategic arrangements with large and small life sciences companies. We will also be attentive to opportunities to enhance, expand or complement our areas of expertise, including through potential product acquisitions or other strategic transactions. In recent years, we announced collaborations with three companies. We began a collaboration with United Devices for grid computing and jointly entered into a development project with a European pharmaceutical company that will result in new products for Tripos for highly parallel computation leveraging idle desktop computers on a company's network. We also announced a collaboration with ChanTest to develop the industry's first predictive hERG ion channel model for cardiac toxicity and to add value to discovery projects through liability testing on lead compounds. Third, we have a collaborative agreement with Novascreen, a leading provider of drug discovery and development screening services, to provide biological screening capabilities that complement Tripos' chemistry research projects. Tripos has also begun working to expand our technological capabilities by collaborating with other specific biotechnology firms to offer hit finding and lead optimization along with the rapid identification and optimization of novel targets and novel chemistries.

In late December 2004, we announced the acquisition of Optive Research, Inc. that was subsequently completed in January 2005. Through this acquisition, we gained access to fifteen (15) software products developed by Optive that are complementary to Tripos' existing products. Some of these products will be utilized to expand our desktop product strategy. We are also excited about adding the talented scientists and executives from Optive to our team.

Products and Services

Tripos' business proposition is based on our ability to deliver an integrated offering of technologies for in silico discovery for the expert user and the non-computational chemist, information-rich chemical libraries, and collaborative chemistry research projects. The following summarizes some of the key components of our products and services.

Discovery Informatics Products

Discovery informatics products offer customers the ability to accelerate the identification and optimization of new compounds that have the potential to become drug products. Tripos' design tools improve the efficiency of the research process by identifying physical and structural properties of molecules that are likely to make them suitable as drugs, and then use this information to design novel molecules that possess these properties. These calculations are based on complex pattern analysis and 3D simulation of chemical structures and behaviors, and often involve many thousands of molecules. By viewing and analyzing the results of calculations done with Tripos' software products, scientists can make decisions about which compounds to move forward in their research. Tripos discovery software enables scientists to avoid costly synthesis and testing expenses for chemical compounds that are not likely to be effective and to quickly design the experiments most likely to advance a project. Our proprietary software is used by scientists at major research facilities around the world to manage, analyze and share biological and chemical information.

The cornerstone of our discovery software suite is SYBYL® , an expert's platform for molecular design, analysis, and visualization. The SYBYL product is a comprehensive computational tool kit that simplifies and accelerates the discovery of drugs and new chemical entities. Our software, including products obtained in the acquisition of Optive Research, Inc. in January 2005, supports the following application areas:

RESEARCH AREA	APPLICATION AREA	SOFTWARE	DESCRIPTION
LIGAND-BASED DESIGN	PHARMACOPHORE PERCEPTION	DISCOtech™ GASP™ Tuplets™	Elucidate pharmacophore models from pre-calculated conformers Refine pharmacophore geometries Pharmacophore-based virtual screening
	SAR & ADME	QSAR with CoMFA® Advanced CoMFA® Distill™ HQSAR™ VolSurf™ Almond™

Build predictive structure-activity and structure-property models

Refine and enhance 3D QSAR models

Determine and visualize SARs

Perform automated QSAR analyses

Predict ADME properties

Calculate and utilize alignment independent molecular descriptors

RESEARCH AREA	APPLICATION AREA	SOFTWARE	DESCRIPTION
RATIONAL DRUG DESIGN	VIRTUAL SCREENING	FlexX™ FlexX-Pharm™ CombiFlexX® FlexE™ FlexS™ CScore™

Flexibly dock ligands into a binding site

Flexible docking under pharmacophore constraints

Rapidly dock combinatorial libraries into a receptor site

Consider protein flexibility during docking calculations

Perform shape-based screening of ligands in the presence of receptor structure

Rank the affinity of compounds bound to a target with consensus scoring

	De novo DESIGN	LeapFrog® RACHEL™ EA-Inventor™	Perform de novo ligand design Sophisticated tools for optimization of lead compounds Provides robust and controlled structure modifications
COMBINATORIAL CHEMISTRY	LIBRARY DESIGN	Legion™ CombiLibMakerTM OptDesign®	Construct virtual compound libraries Generate virtual combinatorial libraries Design and edit combinatorial libraries
	MOLECULAR DIVERSITY	DiverseSolutions® Selector™	Design, compare, or select compound libraries Characterize and sample compound libraries
STRUCTURAL BIOLOGY	MACROMOLECULAR MODELING	Biopolymer ProTable™ SiteID™	Predict, build, and visualize molecular 3D structures Analyze and assess the quality of protein structures Find and visualize protein binding sites
	HOMOLOGY MODELING	Composer™	Construct 3D homology models of proteins
INFORMATICS	BIOINFORMATICS	GeneFold® MatchMaker™ FUGUE™	Identify protein function from sequence Use inverse-folding techniques to build 3D models of proteins form sequence Recognize distant homologues by sequence-structure comparison
	CHEMINFORMATICS	UNITY® Auspyx® HiVol™

Locate compounds in data bases that match a pharmacophore or fit a receptor site

Store and search chemical structures and relational data directly inside Oracle® databases

Analyze and filter high volume datasets

CORE TECHNOLOGIES	MOLECULAR DESCRIPTORS & INTERACTIONS	ClogP / CMR MM3™ (2000) MM4™ (2004) hint! ® Molconn-Z™ ZAP™ Savol™ HSCF™ GSSI™

Include molar refractivity and logP in QSAR and ADME models

Optimize structures by molecular mechanics

Optimize structures by molecular mechanics

Analyze hydropathy and hydropathic interactions

Compute a wide range of topological indices based on molecular structure

Calculate and display the electrostatic potential of molecules

Computes molecular surface area, molecular volume and atomic contributions

Performs semi-empirical molecular orbital (MO) calculations

Enables regression and prediction of solution-phase properties

	MOLECULAR MODELING & VISUALIZATION	MOLCAD™ AMPAC™	Visualize molecular surfaces and molecular properties Use semi-empirical quantum mechanical methods to calculate transition states and spectral properties
	STRUCTURE GENERATION & REPRESENTATION	Advanced Computation Concord® Confort™ StereoPlex® ProtoPlex™

Explore the conformational properties of compounds

Converts 2D connection tables to 3D structures

Generates sets of diverse, low energy conformers

generates all stereomers of a chemical structure

Generates all energetically plausible protomers of a chemical structure

We believe Tripos' is well positioned to meet the growing demand in the life sciences industries for integrated, managed, accessible information that spans all aspects of an organization's research efforts. The highly specialized research environments of these industries require an experienced understanding of the discovery process. We draw upon over 26 years of experience developing scientific software applications for the pharmaceutical and biotechnology industries.

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
OPERATIONAL INFORMATICS Tools and applications designed to support typical laboratory operations
	Products	Description
Workflow and Experiment Management	Tripos Electronic NotebookTM	Enter and store all experimental data in notebook
	ChemCoreRIO™	Registration, Inventory and Ordering
	AUSPYX®	Store and search chemical data structures directly inside Oracle® databases
	Benchware™	Suite of Microsoft Windows-based applications offering chemical library enumeration, design and visual exploration
	LITHIUM®	Enterprise-wide collaboration and communication of computational procedures and results across scientific disciplines
	ModelBase™	Database for storage and retrieval of computational and therapeutic project data
	SARNavigator™	Visualization and analysis of large high-throughput screening data sets

Discovery Research Products (LeadQuest® Compound Libraries and Discovery Research Services).

One foundation of our discovery research business is our LeadQuest® screening library product, a unique set of approximately 80,000 compounds that meet our stringent diversity and purity criteria. The LeadQuest® compounds are based on a general understanding of biological relevance and are suitable for initial screening of any biological test system. The LeadQuest library is an efficient source of compounds for screening that eliminates redundant and impure samples from the screening effort. When compounds in the LeadQuest library demonstrate appropriate activity in biological assays, we can quickly design and synthesize hundreds of similar compounds for follow-up screening and lead optimization.

We strive for high levels of purity in order to make our customer's screening process efficient and cost-effective. All compounds are subject to thorough analytical testing, and purity data is made available to customers. The design strategy behind the LeadQuest library exploits our proprietary and patented ChemSpace® technology, and improves the efficiency of the screening process by minimizing the number of compounds that must be screened in order to find a lead compound. The compounds in the LeadQuest library are designed to represent chemistry space uniformly while minimizing overlap with an existing screening repository and avoid redundant sampling.

Our discovery research services capabilities enable us to partner with pharmaceutical and biotech companies to enhance the effectiveness of their research programs. We offer our customers expertise in compound design, compound synthesis, molecular analysis, lead discovery, lead optimization, and medicinal chemistry to facilitate research activities. For instance, using our LeadQuest® library, in concert with biological data generated as part of a drug discovery program, we can specially design focused libraries suitable for further research by our customer. We accomplish this by again using our ChemSpace® technology to accelerate the discovery of new chemical entities with the desired pharmacological profile. Teaming ChemSpace with data available in the public domain (patent filings, published research, etc.) allows our scientists to provide our Lead HoppingSM services to navigate through heavily researched and protected areas to help our customers find novel chemical families of structures and to seek out new lead series to avoid problems with toxicity, metabolism, excretion, or absorption.

In mid-2004, we began using our research capabilities to investigate several specific known biological target areas of interest to a large number of pharmaceutical and biotechnology firms. In this process, we identified compounds from our collections and had these compounds screened externally for biological activity and selectivity. Based on the outcome of these results, we designed and synthesized new libraries of compounds and iterated this process to further develop the intellectual property associated with these libraries. We plan to offer these LeadDiscovery packages to our customers both as products and as initiators in new collaborative research programs beginning in 2005.

Our discovery research capabilities were acquired in late 1997 along with an initial staff of 8 and were expanded over subsequent years to meet customer demand. The laboratories are based in Bude, Cornwall, England and now have a staff that numbers nearly 170. In 1999 we built a 25,000 square foot state-of-the-art research center. Our recent expansion added 48,000 square feet to our capacity in early 2004, bringing the total facility to 73,000 square feet.

Hardware Sales

We also sell computer systems to our customers upon request as a convenience, however, we do not maintain an inventory of systems on-hand. As such, we do not expect nor realize high margins on these products.

Collaborations and Customer Relationships

Our growth strategy is based on expanding relationships with large pharmaceutical and biotechnology companies to offer multiple Tripos products and services to enhance their drug discovery operations. Below are some of our major collaborations:

Customer Relationships:

Bristol-Myers Squibb. In December 2000, we initiated the first phase of a program with Bristol-Myers Squibb (BMS) to design and implement an integrated research informatics system. Working with BMS and Accenture LLP, we developed an enterprise-wide program to provide a new decision support capability to accelerate drug discovery. The system, titled SMART-IDEA, incorporates our MetaLayer™ software and was deployed by BMS to their research staff numbering more than 1,500 scientists, during 2002. In September 2003, we entered into an extension to our then current agreement with BMS to integrate our FormsBUILDER™ technology, a forms-based querying tool for retrieval and browsing of research data, into the SMART-IDEA application. This form-based searching technology enables scientists to easily customize their own forms and combine queries requesting chemical structures with associated data from experiments in many areas. The FormsBUILDER™ technology was deployed at BMS in 2004. We continue to deploy staff on-site at BMS for the purposes of support and enhancement of these technologies.

Pfizer, Inc. In January, 2002, we entered into a strategic collaboration with Pfizer for up to four years and originally up to $100 million to design, synthesize and purify high-quality, drug-like compounds to expand Pfizer's chemistry compound collection. The original contract called for a minimum two-year commitment from Pfizer. Upon completing the first two years of the contract in 2003, the relationship was amended in early 2004 to reflect a reduction in compound collection production and a corresponding move into next-stage hit follow-up work between Tripos and Pfizer. The amendment also reflected a further minimum commitment for 2004 and expected overall 4-year revenue of $90 million, with the potential to recognize up to $22 million in 2005.

In a separate transaction in October 2004, Pfizer renewed and increased their multi-million dollar, multi-year agreement to license the Tripos suite of discovery software technologies, including the SYBYL and UNITY software products, to Pfizer research locations worldwide.

Schering AG. In August, 2002, Tripos began a collaboration with Schering AG to develop an integrated chemical information management system that would allow Schering scientists to manage information, plan syntheses, order reagents and track all their chemical assets globally. This system is known as the Enterprise Chemical Information Management System (ECIMS). In March 2004, we announced the completion of a significant milestone in this collaboration with Schering AG. Schering accepted Tripos' AUSPYX® data cartridge for Oracle® as the foundation of ECIMS. ECIMS is based on our ChemCore™ technologies in use at our chemistry research facilities in Cornwall, England, and our Tripos Electronic Notebook™ (TEN) systems. Tripos and Schering amended their agreement in mid-2004 to adjust the timing, scope and payment schedule for the remainder of the project. Tripos achieved other key milestones during the latter stages of 2004 and remains on track to complete the project according a revised schedule.

Critical Therapeutics, Inc. In October 2003, we entered into an agreement with Critical Therapeutics (CTI) to identify and optimize small-molecule agonists for CTI's development program targeting a nicotinic acetylcholine receptor. The project has progressed through 2004 and we continue to use our chemistry and discovery research processes, including our LeadQuest® chemical compound libraries and ChemSpace®-enabled LeadFocusSM and LeadHoppingSM programs, to select and synthesize compounds for CTI's target. We will receive research payments and additional payments for successful achievement of agreed milestones.

Chronogen Inc. In January 2004, we entered into a three-year collaboration with Chronogen to discover and optimize small-molecule therapeutics for cardiovascular disorders. Under the agreement, we are employing our knowledge-driven chemistry process to provide complete drug discovery chemistry services for Chronogen. Drawing upon our chemical libraries, expertise in data analysis, design tools and rapid synthetic follow-up capabilities, we are supporting Chronogen's biological expertise in metabolic pathways related to aging. Chronogen has been applying its in vitro screening technologies to rapidly select effective molecules, and we are optimizing those molecules for specific cardiovascular indications. Tripos is paid on a fee for service basis with the potential for success based milestones.

Divergence, Inc. In June 2004 we entered into a collaboration with Divergence, Inc., a leader in genomics-based discovery of solutions for the prevention and treatment of parasitic infections in plants, animals, and people. We are employing our chemistry knowledge base and knowledge-driven chemistry process to expand structure-activity-relationship (SAR) models and optimize appropriate candidates for parasite control. We will receive research payments during the collaboration.

European Molecular Biology Laboratory (EMBL). In July 2004 we entered into a multi-year relationship with EMBL and the German Cancer Research Centre (DKFZ), to assist in rapid identification of potential molecular leads. We employ our chemistry knowledge base and associated knowledge-driven chemistry process to facilitate rapid hit finding, hit follow-up and chemical optimization of candidate molecules for a wide range of projects. We will receive research funding during the relationship.

Strida Pharma Inc. In August 2004 we entered into a multi-year joint collaboration with Strida Pharma Inc. and NovaScreen Biosciences Corporation to support Strida's cancer therapeutics development program. We are working to identify, design and synthesize suitable compounds for biological activity assessment in a high-throughput screening assay developed by NovaScreen. Tripos is paid on a fee for service basis.

Sanofi-Synthelabo Recherche. In September 2004 we entered into a strategic collaboration with Sanofi-Synthelabo Recherche, an affiliate of Sanofi-Aventis. Working with proprietary therapeutically relevant chemistry motifs identified by Sanofi-Synthelabo Recherche, we continue to employ our knowledge-driven chemistry approach to design and synthesize compounds that expand these areas of therapeutic interest. We will receive research payments during the collaboration.

Bayer AG. In October 2004, we successfully completed work on a three-party arrangement with Bayer and LION Bioscience to provide Bayer with an integrated cheminformatics technology to speed Bayer's identification of lead candidates for its drug programs.

BioTie Therapies Corp. In December 2004, we entered into a collaboration with BioTie to enhance BioTie's drug discovery efforts, which include innovative medicines for the treatment of dependence disorders, inflammatory diseases and thrombosis. We will use our LeadHoppingSM technology with the goal of identifying a backup series for one of BioTie's key drug discovery programs. Tripos will then rapidly synthesize compound libraries for in-house screening by BioTie. Tripos is paid on a fee for service basis with the potential for success based milestones.

Biovitrum Our collaboration with Biovitrum in the discovery informatics area enhanced the GASP™ software tool, which applies a genetic algorithm to a set of compounds active against a common target. Molecules that match the models created in GASP™ are more likely to be active, making this an important tool to identify other active structural series in large corporate databases. Tripos expects to release the new software technology to the market during 2005.

Collaborations:

NOVASCREEN Biosciences Corp. We participate in a mutual service and distribution agreement with NOVASCREEN Biosciences (NovaScreen) that allows each company's sales force to offer the other's products and services to their biotechnology and pharmaceutical clients. NovaScreen is able to use our LeadScreen™ compound plates as a source of compounds for high throughput screening (HTS) services, as well as our LeadQuest® libraries for secondary screening and in vitro ADME/Tox (Absorption, Distribution, Metabolism, Excretion and Toxicity) follow-up. In turn, we are offering our customers assay development, HTS reagents, HTS services, secondary screening and in vitro ADME/Tox screening through NovaScreen. The goal is to provide customers access to a comprehensive range of both companies' products and services, from assay development to identification and production of optimized lead compounds, all under one agreement thus enabling either company to perform complete discovery and optimization projects for clients.

ChanTest, Inc. We collaborate with ChanTest to develop models that predict which drug compounds are likely to produce cardiac liability due to blockage of the hERG ion channel as well as those chemical features that may be corrected in drugs already having a cardiac liability. We are providing compounds for testing by ChanTest and, based on test results, developing the predictive model and employing it to examine clients' data. Our chemistry research facilities are optimizing clients' leads to remove any cardiac ion channel liability that becomes visible in lead candidates. This collaborative process aims to deliver an effective compound free of cardiac liability more rapidly than client's internal resources, thus saving time and expense. This model is the first of its kind and works to assist customers in meeting potential FDA clinical trial mandates for hERG channel ion testing.

United Devices, Inc. We also work with United Devices to enable our virtual screening applications to operate on United Devices' parallel grid computing platform. We are collaborating to port FlexX™, FlexX-Pharm™ and FlexE™, programs that allow virtual screening of compound databases by rapidly docking flexible ligands at active sites, and Unity® 3D software that provides fast, flexible 3-D searching of chemical databases to United Devices' Grid MP™ platform. It will be offered as a product to other customers upon completion. United Devices' Grid MP™ Enterprise platform is currently being used by a number of pharmaceutical companies as well as by university researchers.

Sales, Marketing and Distribution

We market our products and services directly in the U.S., Canada and Europe. We market our products through an exclusive distributor arrangement in Japan and Australia, and through non-exclusive agency relationships in Brazil, Korea, China, Singapore, and India. On December 31, 2004, our sales force consisted of 46 management, technical, sales and administrative employees: 21 for the United States and Canada and 25 in Europe. Our domestic sales and support center is located at our headquarters in St. Louis, Missouri. Sales representatives are located in or near key research areas around the U.S. We also maintain sales offices near London, Paris and Munich.

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

We market our workstation-based software products in a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per software module. Network-based licensing is available, based on a count of the number of simultaneous users. We also have time-based (one, two or three years) license options that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms. Our customer base has taken advantage of the flexibility of time-based licensing to access more of our software products. These arrangements provide a more predictable recurring revenue stream from the periodic renewals. Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their needs.

Discovery informatics and software development arrangements are sold on a collaborative basis by focused business developers and scientists directly to research management and information technology departments. Each contract is negotiated based on the particular software needs of the customer. The term of the contract is highly variable and may range from two weeks up to a number of years. Tripos provides programming and scientific expertise. Discovery informatics contracts may include specification, gap and risk assessment, and/or full biological and chemical data integration. Our proprietary technologies such as LITHIUM, FormsBUILDER, Tripos Electronic Notebook, AUSPYX and ChemCoreRIO, may be installed at a client site to solve many research information problems. These technologies have annual license fees.

Sales of the compound libraries are made through our sales teams and distributors. The LeadQuest® library includes approximately 80,000 compounds available for purchase. The compounds are sold on a nonexclusive basis to all purchasers and we generally retain no trailing rights to the compounds once purchased by a customer. LeadQuest® high-throughput screening libraries are novel, diverse, high-quality, drug-like compounds that serve as a pathway to more extensive discovery research.

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

Customer Training, Service and Support

Software licenses typically provide a limited warranty for a 90-day period. Thereafter, support of our software products is provided under an annual fee arrangement. Approximately 90% of our commercial and academic customers have contracted for support service. This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software and other support required to use our products effectively.

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

Significant Customers

In 2004, 2003 and 2002, we obtained 54%, 52% and 33%, respectively, of our total revenues from Pfizer, Inc. No other individual customer accounted for over 10% of total revenue in these years.

International Sales

We sell software licenses, compound products and research services through our wholly owned subsidiaries in Canada and Europe and through a network of distributors and agents in the Pacific Rim, South America and India. Net sales from our activities outside of North America represented approximately 80%, 74% and 64% of total net sales in 2004, 2003 and 2002, respectively, with Europe accounting for 75%, 67% and 57%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. See Note 12 to the consolidated financial statements, Segment Information, later in this Annual Report.

Software license and compound product sales through distributors or agents to our Pacific Rim customers accounted for 4%, 4%, and 4% of 2004, 2003, and 2002 total sales, respectively. Software products and access keys are sent either directly to the customer or through the local representative firm. For Pacific Rim transactions in all countries except Japan and Taiwan, the end-user customers enter software license agreements with Tripos. Japanese and Taiwanese customers enter sub-license agreements with the local distributor. All access keys are created by Tripos upon receipt of proof of agreement (purchase requests from the Japanese and Taiwanese distributor or license agreements from end-user customers). Revenue is recognized for all countries except Japan and Taiwan upon shipment of product to the customer and when access is granted. Revenue is recognized for Japanese and Taiwanese transactions upon shipment of product to the distributor. The Japanese and Taiwanese distributors are contractually obligated on a non-recourse basis for all software license transactions in their territories.

Research and Development

We believe our position as a leader in discovery informatics products and services will depend in large part on our ability to enhance our current product line, develop new products, maintain technological competitiveness, integrate complimentary third-party products and meet a rapidly evolving range of customer requirements. We intend to continue to make substantial investments in product and technology development to meet our customers' demands.

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

In September 1998, we opened our first laboratory facility (6,600 sq. ft.) suitable for complete chemical synthesis operations. We began production of newly designed screening libraries, started pilot projects for contract research and generated focused libraries. In May 1999 we opened our second and larger laboratory facility (18,400 sq. ft.), providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously. Our compound library inventory, LeadQuest®, has subsequently increased to around 80,000 highly pure compounds available for sale. In addition to LeadQuest® library synthesis, we have the facilities and staff to perform several contract research projects concurrently. The latest expansion of our chemistry facilities was completed early in 2004 and added 48,000 sq. ft. of laboratory space to accommodate production under the Pfizer compound enrichment contract and other incremental business opportunities. The Company now has 73,000 square feet of laboratory space at its discovery research center in Cornwall, England.

Research and development expenses include all non-capitalizable costs of software development from Discovery Informatics and any non-capitalizable research associated with the validation of compound libraries or discovery research projects from our Discovery Research area. R&D expenses for 2004, 2003 and 2002 were $9.3 million, $12.9 million and $10.1 million, respectively. In accordance with Statement of Financial Accounting Standards No. 86 and AICPA Statement Of Position 98-1, Tripos capitalizes software development costs for both external and internal use. Net capitalized software development costs were $2.2 million at December 31, 2004 and $2.4 million at December 31, 2003. The capitalized software costs are related to work in creating a commercial version of our ChemCoreRIO (Registration, Inventory and Ordering) technology that is already in place at our own chemistry laboratory in the U.K. along with multiple new "benchtop" software technologies for laboratory chemists.

A portion of our chemistry R&D efforts are attributable to development of our LeadDiscovery packages that include chemical compounds and associated intellectual property derived from biological screening activity. We have captured the costs for promising leads in inventory as we assemble the package offering. We anticipate bringing a few of these packages to market in 2005.

Production

Our discovery informatics software production operations consist of assembling, packaging, shipping of software and database products along with documentation needed to fulfill orders. Outside vendors provide printing of documentation and manufacturing of packaging materials. We typically ship our software products promptly after the acceptance of a customer purchase order and the execution of a software license agreement.

Discovery informatics service contracts, or enterprise software consulting, may be structured under a variety of terms including billing for hours worked, successful delivery of milestones or fixed-price contracts. Staff assigned to these contracts is principally located in the U.S. These contracts may contain provisions for license fees on the core technologies delivered at the inception of the project or for the system software activated upon completion of the contract. Quarterly revenues and costs from software consulting will vary due to the mix of contracts being serviced in any particular quarter.

Discovery research activities, LeadDiscovery and LeadQuest® chemical compound production are performed and carried out at Tripos Discovery Research in Bude, Cornwall, England. With respect to discovery research projects, they vary in size, scope and length of time to complete. Discovery research agreements may include technology access fees, full-time equivalent billing rates, and trailing rights in the form of milestone payments or royalties. Certain projects include management of biology screening processes performed by third parties. The unpredictability of chemistry reactions may impact the rate of progress on research contracts and lead to fluctuations in revenue recognition.

We produce our LeadQuest® chemical compounds in the same laboratories as our discovery research activity using the same state-of-the-art equipment and processes. The LeadQuest compounds are created from chemistry templates that do not overlap with customer-specific projects or the LeadDiscovery sets. All of our chemistry research and production activities rely on our proprietary ChemSpace technology to generate "drug-like" ideas from the trillions of potential candidates.

We do not manufacture computer hardware, but simply act as a reseller for one vendor.

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws to protect our intellectual property. License and non-disclosure agreements are used to establish and protect the proprietary rights in our products. We hold four key patents in the area of analysis of the relationship of chemical structure to activity; one issued in the early 1990's on our SYBYL CoMFA product, another issued in 1998 on our Hologram QSAR, and two on our ChemSpace technology issued in 2001. The source code for our products is protected both as trade secrets and as unpublished, copyrighted work. In addition, our core software products are developed and manufactured only at our facilities. We do not disclose the source code for our products to any of our distributors. We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years. Also, upon request, Tripos has placed source code in escrow for the benefit of a minimal number of designated customers for limited support purposes on a contingency basis. All major software products are shipped from our St. Louis facility under a technical license management system that governs access. Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do business. The markets in which we compete are characterized by rapid technological change. While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

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

Our general screening and targeted compound libraries, which are manufactured and shipped by Tripos Discovery Research from their Bude, England facilities, and the related synthesis methods and approaches, are protected as trade secrets by non-disclosure agreements and other means. Compound, consulting, discovery research and collaborative agreements we enter require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.

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

Employees

As of December 31, 2004, we had a total of 332 employees, of whom 148 were based in the United States and 184 were based internationally. Of the total, 61 were engaged in marketing, sales and related customer-support services, 76 in software product development and consulting services, 136 in chemistry laboratory activities and 59 in operations, administration, MIS and finance. Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

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

Item 2.  Properties

Our principal administrative, sales, marketing and software product development facility is located in St. Louis, Missouri. We own this facility, which is financed by a mortgage note. Tripos also owns laboratory facilities (73,000 square feet) in which chemical product development and discovery research service contracts are executed located in Bude, Cornwall, England. Our European subsidiaries lease sales and service offices in the United Kingdom, France and Germany. In addition, on January 5, 2005 we assumed a lease for office space in Austin, Texas for Optive Research, Inc. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP as a co-defendant. In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2004.

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
	2004		2003
	High	Low	High	Low
First quarter	$7.20	$4.50	$8.92	$4.76
Second quarter	$6.59	$4.55	$9.35	$4.50
Third quarter	$5.58	$3.51	$9.35	$6.55
Fourth quarter	$5.75	$3.40	$9.80	$5.50

We had approximately 800 shareholders of record and 2,800 beneficial holders as of December 31, 2004. We have not declared or paid any dividends on our common stock. We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future. In addition, our credit facilities with LaSalle Bank N.A. restrict the payment of dividends to shareholders.

Item 6. Selected Financial Data

Selected Consolidated Financial Data
			Year ended
Consolidated Statements of Operations	12-31-04	12-31-03	12-31-02	12-31-01	12-31-00
In thousands, except per share amounts
Net Sales:
Discovery informatics products & support	$ 24,639	$ 23,702	$ 22,182	$ 20,070	$ 16,926
Discovery informatics services	4,005	3,241	7,956	10,488	3,411
Discovery research products & services	36,004	26,245	18,016	12,024	5,398
Hardware	131	960	937	3,514	3,544
Total net sales	64,779	54,148	49,091	46,096	29,279
Cost of sales	32,752	26,240	20,601	15,235	9,359
Gross profit	32,027	27,908	28,490	30,861	19,920
Operating expenses:
Sales and marketing	12,560	13,195	15,476	12,007	9,509
Research and development	9,294	12,917	10,102	8,904	7,422
General and administrative	7,771	7,241	6,886	7,506	5,475
Total operating expenses	29,625	33,353	32,464	28,417	22,406
Income (loss) from operations	2,402	(5,445)	(3,974)	2,444	(2,486)
Other income (expense), net	(160)	9,114	3,419	2,210	(132)
Income (loss) before income taxes	2,242	3,669	(555)	4,654	(2,618)
Income tax expense (benefit)	2,010	1,569	(587)	1,563	(171)
Net income (loss)	232	2,100	32	3,091	(2,447)
Preferred dividends	--	--	37	450	406
Net income (loss) allocable to Common shareholders	$ 232	$ 2,100	$ (5)	$ 2,641	$ (2,853)

Basic earnings (loss) per share	$ 0.03	$0.23	$(0.00)	$0.36	$(0.41)
Basic weighted average number of shares	9,206	8,949	8,615	7,369	6,969
Diluted earnings (loss) per share	$ 0.02	$0.23	$(0.00)	$0.33	$(0.41)
Diluted weighted average number of shares	9,357	9,333	8,615	9,441	6,969

Consolidated Balance Sheet Data	(at year end)
Working capital (deficit)	$(3,077)	$ 744	$ 12,625	$ 15,692	$ 10,564
Total assets	73,122	71,695	62,971	58,618	52,556
Long-term obligations, less current portion	2,653	6,378	7,382	3,067	314
Series B preferred stock	--	--	--	9,826	9,376
Total shareholders' equity	$ 27,866	$ 26,994	$ 30,324	$ 19,348	$ 14,382

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

Overview

Tripos provides products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Sales to the pharmaceutical industry represent 83% of all new contracts sold during 2004. Tripos offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through its own chemistry laboratories, Tripos can also make those compounds for its clients. Through strategic partnerships, Tripos can also test compounds for its clients.

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

Tripos software products are sold on a renewable license basis, typically with terms of one to three years. This business is generally predictable, as we have experienced high renewal rates in the past for licenses. Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals. Tripos service businesses, both informatics and chemistry, are much less predictable. The sales cycles for these offerings are typically long -- from six months to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world. To forecast potential business in these areas, Tripos management strives to closely interact with the management of our customers and is closely involved in business development activities for service projects.

Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component. Risk management in these projects begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones. Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client. To mitigate the project difficulties, Tripos has developed a focused process and management monitors milestones in the project plan according to the process workflow. Despite best efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

Having been a public company spinout in 1994 with limited capital, we have focused on profitability and cashflow. That said, we have not always been profitable, but have achieved profitability in certain years. Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by successful investments (e.g. Arena Pharmaceuticals), cash from operations, temporary use of debt capacity, and grant funding from the British government.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We generate revenues from a diversified offering of products and services. We derived 38% of our 2004 and 44% of our 2003 revenues from discovery informatics products and support, 6% of 2004 and 6% of 2003 revenues from discovery informatics services, and 56% of 2004 and 48% of 2003 revenues from discovery research products and services. The remainder is from hardware sales.

We license our discovery informatics products and post-contract support ("PCS") as either perpetual licenses or time-based licenses, typically one to three-year renewable contracts. The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users. Variations in licensing levels range from the low hundred-thousands up to several million dollars. The following are descriptions of our current sales models for discovery software:

Perpetual licenses:

Software pricing is taken from our price list based on the quantity of individual modules and number of users. Customers are billed upon delivery. Revenue for software is recognized upon delivery of product and issuance of perpetual keys. Support pricing is a fixed percentage of the total current list price of the software purchased and is billed annually.

The Company has analyzed the other elements included in its multiple element arrangements involving perpetual licenses, and determined it has sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training. VSOE for PCS and training is established based on the price charged when those elements are sold separately. For PCS this is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses. Training is charged consistently from the Company's price list.

Bundled licenses:

In 1997, the Company began offering time-based bundled licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years). A bundled license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled arrangements is the same as that provided to customers under perpetual agreements. Bundled contract pricing is taken from our established price list (includes package pricing and a-la-cart pricing) that is based on the number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new software products upon their release, the customer must enter a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract period.

Term licenses:

Term Licenses represent one-year arrangements for a software product and one-year of PCS. The price is taken from the Company's price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided for under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under term license agreements are recognized ratably over the contract period.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for discovery informatics services (software consulting). To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as MetaLayer, Lithium, FormsBuilder, Tripos Electronic Notebook technologies, ChemCoreRIO and AUSPYXTM to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies. As with our discovery informatics products, licensing levels may range from the low hundred-thousands up to several million dollars.

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

We also act as a reseller of computer hardware. Hardware sales are generally made to facilitate our software customers' access to hardware components and are not a primary focus of our sales activities. We act as an authorized reseller and only order hardware products on an "as needed" basis, and thus do not maintain any inventory. Margins on these sales are relatively modest.

We license discovery informatics tools to customers, provide ongoing support (including upgrades selected by customers) and provide informatics services to customers that enable integration of our existing and newly developed discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new functionality. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales. Certain software development projects require substantial commitments of time and resources. Costs of these projects are capitalized upon achievement of technological feasibility and/or a working model according to the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86.

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research. We believe that core selling and administrative costs will remain generally consistent as a percent of sales on an annual basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues. This is due to sales compensation, bonuses, staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

During 1998 and 1999, we applied our capital resources to fund investments in the building of chemistry production facilities, chemical compound library inventories, collaborative drug discovery programs, staffing new business opportunities, and investments in Arena Pharmaceuticals. In fiscal year 2000, we used cash available from an equity investment by LION to maintain capital infrastructure, reduce debt levels and conduct operations. From 2002 to 2004, we invested in a major expansion of our chemistry laboratory facilities in order to capture additional business opportunities, funded by our successful investment in Arena Pharmaceuticals, grants from the British government, capital leases and related forms of debt, as well as cash from operations.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, our partners and that of other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic and competitive conditions. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of revenue recognition policies. Because much of our software license and PCS revenue along with our contracted discovery research revenue is recognized ratably over multiple periods, fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific projects. Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The following information is provided in order to illustrate which accounting policies management deems to be the most critical in the computation of the financial statements included later in this Form 10-K. The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. By the nature of the accounts, our critical accounting policies usually involve a higher degree of management judgement.

Revenue Recognition...the following are the revenue recognition policies for each of our offerings:

Discovery Informatics Products and Support

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

Term and Bundled licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company does not have VSOE to determine fair value of the maintenance and support in term arrangements. The Company recognizes revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.

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

Tripos recognizes revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer. This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 101 issued by the U.S. Securities and Exchange Commission ("SEC"). For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds. A purchase order may also be received as confirmation. As stated above, revenue is not recognized until the compounds have been shipped to the customer. The selling price for compounds is fixed according to the terms of the contract or customer's purchase order. Payment terms for chemical compound transactions are Net 30 days. The Company has experienced very few bad debts arising from these product transactions; as a result, collectibility is reasonably assured.

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

Hardware Sales

Hardware sales are recorded upon delivery unless delivered in connection with a contractual arrangement involving term or bundled software licenses. When hardware is sold in conjunction with a term or bundled license, the entire contractual revenue amount is recognized ratably over the term or bundled software license period and the related hardware costs are deferred and recorded in cost of sales ratably over the same period.

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

Critical Accounting Policies (continued)

sold. At December 31, 2003, this category on our Balance Sheet reflected the market value of our holdings in Arena Pharmaceuticals, Inc. and also included specific foreign exchange hedge instruments at their market value. As of December 31, 2004, Marketable Securities reflected the market value of our holdings in NuVasive, Inc. The carrying values of all of the investments are reviewed on a quarterly basis and adjustments, due to fluctuations in market pricing and/or impairment, are made to reflect the then current net realizable value.

Capitalization and Valuation of Chemical Compound Costs...Initial costs to develop our LeadQuest compounds (chemical compounds for sale for use in drug discovery) are categorized as research and development expense until such time it becomes probable that a saleable library can be successfully produced. Therefore, costs for design, research, and analytical procedures for every library of compounds are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions completed as expected and the product purity and product yields are within acceptable tolerances. This "validation" process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs to inventory once the validation process is completed and successful production is reasonably assured. If the core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Similarly, we capitalize the costs of LeadDiscovery packages once we are reasonably assured of the success of the underlying chemistry. After this point we capture the costs of labor, chemicals and screening activity into work in process inventory. Should a LeadDiscovery library not reach its full potential as a standalone offering, we can utilize the products within discovery research contracts for customers or in our LeadQuest compound library.

Inventory amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve for inventory held for sale, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value is provided for in the reserve. A portion of the LeadQuest inventory is used in discovery research projects. This portion of the inventory asset is depreciated over its 10-year expected useful life.

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

Derivatives...Tripos at times uses interest rate swap agreements to create a fixed interest rate for portions of our long-term floating rate debt. Additionally, we may enter foreign currency exchange instruments to protect our operating margins when performing on contracts denominated in currencies other than those in use by our selling office. Our internal policies do not allow for speculative trading in derivatives. Use of derivatives is only allowed for currency hedging or interest rate protection purposes. Derivative contracts are only allowed with high quality credit worthy financial institutions to further minimize counter-party risk.

Income taxes...Tripos computes income taxes using the asset and liability method prescribe by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, and other timing differences. The effective tax rate differs from the statutory tax rate primarily due to the impact of research and development credits, which are subject to interpretation of US federal tax regulations, and the change in valuation allowance related to net operating loss carry-forwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):
	2004	2003	2002

Net sales:
Discovery informatics products & support	38%	44%	45%
Discovery informatics services	6	6	16
Discovery research products & services	56	48	37
Hardware	--	2	2
Total net sales	100	100	100
Cost of sales: *
Discovery informatics products & support	21	17	16
Discovery informatics services	73	111	86
Discovery research products & services	68	68	53
Hardware	81	86	88
Total cost of sales	51	48	42
Gross profit	49	52	58
Operating expenses:
Sales and marketing	19	25	31
Research and development	14	24	21
General and administrative	12	13	14
Total operating expenses	45	62	66
Income (loss) from operations	4	(10)	(8)
Interest income	--	--	--
Interest expense	(2)	(1)	(1)
Other income (expense), net	1	18	8
Net income (loss) before income taxes	3	7	(1)
Income tax expense (benefit)	3	3	1
Net income (loss)	0	4	--
Preferred dividends	-	-	--
Net income (loss) allocable to common shareholders	0%	4%	--%

* As a percentage of the corresponding sales

Net Sales. Total net sales increased 20% to $64.8 million in 2004 from $54.1 million in 2003, which was up 10% over the $49.1 million recorded in 2002. These increases were the result of higher revenues in discovery software products and support (4% in 2004 and 7% in 2003) along with the continued growth in discovery research (37% in 2004 and 46% in 2003) principally due to the four-year contract with Pfizer, Inc. to design and synthesize chemical compounds. Under the Pfizer compound design and synthesis contract (file enrichment), we have the potential to realize up to $90 million of revenue over the planned four-year period. In the first three years of the contract to-date, we have recognized $68 million. Therefore, we have the potential to recognize up to $22 million in 2005. Our discovery informatics service revenues grew in 2004 by 24% after declining 59% in 2003. The rebound in discovery informatics service revenues is primarily due to the successful delivery of milestones on existing contracts, including our contract with Schering AG. Discovery informatics service is discussed in more detail below. We generate a substantial portion of our revenues from the pharmaceutical industry. New sales to this industry accounted for approximately 83%, 76% and 67%, of total new sales in 2004, 2003, and 2002, respectively.

Net sales from our activities outside of North America represented approximately 80%, 74% and 64% of total net sales in 2004, 2003 and 2002, respectively, with Europe accounting for 75%, 67% and 57%, and the respective balances coming from customers in the Pacific Rim. We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales. Software license sales in Japan for 2004 were adversely impacted by an injunction issued by a Japanese court that prevents Tripos' local distributor from selling a certain third-party software product within a Tripos offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

List prices for our software products have had only modest price increases and have therefore remained relatively stable over the last few years. Due to the competitive nature of the software market in which we sell, we expect that price increases for our more established products will remain moderate for the foreseeable future.

Increasing net sales from period to period is dependent, in part, on our ability to introduce new products and services, which are accepted by the market, and on our ability to penetrate new and existing markets. Sales to existing customers have represented over 90% of total contracts sold during each of the last three years.

Total discovery informatics product and support sales increased 4% to $24.6 million from $23.7 million in 2003 which was up 7% from 2002's $22.2 million. The majority of our software licenses are time-based from which the corresponding revenue is recognized on a ratable basis over the length of each license term (typically 1 to 3 years). The revenue from time-based software arrangements sold in 2004, 2003 and 2002 was over $11million, $12 million and $11 million, respectively. Revenue recognition from time-based software license arrangements will normally stretch into subsequent periods depending on the length of individual contract terms. As an illustration, the software revenue deferred from non-cancelable contracts initiated in recent fiscal years that will be recognized in 2005-2008 is projected to be over $24 million. The table presented in "Note 13. Time-based Software License Arrangements" presents the total amounts of deferred revenues from non-cancelable time-based software license arrangements.

Our discovery informatics service activities were significantly impacted by the overall slow-down in spending by the pharmaceutical industry that started in mid-2002. We noticed that fewer custom informatics projects were being initiated by major pharmaceutical firms. Of late, the industry started to show signs of recovery in its outsource spending activity in terms of new projects being put out for bid, however, the size of projects are reduced in time and scope. Discovery informatics service revenues grew in 2004 by 24% after declining by 59% to $3.2 million in 2003. This turnaround is principally due to progress on our revised contract with Schering AG. At the end of 2003, Tripos and Schering were in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of the production version of the agreed technology scheduled for mid-2004. Changes in the scope and funding required a change to the existing contract. Because these discussions were not finalized as of December 31, 2003, we made an adjustment of $802,000 to reduce the revenue recognized up to that point from our contract with Schering. In calculating the amount of the adjustment to be recorded in 2003, Tripos assumed that the project would not continue past delivery and rollout of the production system in mid-2004. This assumption led to a corresponding reduction of approximately $802,000 in the total revenues available under the contract through that mid-2004 delivery date. Tripos was required to make this adjustment to revenues so that its 2003 financial statements fairly reflected the project status and contractual terms as of December 31, 2003. In mid-2004, Tripos and Schering agreed on an amendment to the contract that would provide funding to cover functionality and time that were not anticipated in the original contract for full implementation of this project. During 2004, Tripos achieved the agreed milestones for 2004 and realized the incremental revenues. In addition to the revenue adjustment for the Schering contract, revenues in 2003 declined from 2002 levels due to the lack of new contracts.

We derive discovery research revenues from our compound library product, LeadQuest®, and discovery research activities. Discovery research sales increased 37% to $36.0 million in 2004 from $26.2 million in 2003, which was 46% higher than the $18.0 million recognized in 2002. The primary reason for the increases was growth in production levels on our four-year $90 million contract with Pfizer, Inc. to design and synthesize chemical compounds. The project plan called for a ramp-up in the production and delivery of the custom compounds for Pfizer. Revenue is recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method). The contract total value was amended down to $90 million from $100 million in early 2004 to reflect a reduction in compound collection production that was partially offset by a move into next-stage hit follow-up work between Tripos and Pfizer.

Hardware revenues declined 86% in 2004 to $131,000 from just over $900,000 in 2003 and 2002. The high-end server and workstation equipment that we historically sold to our customers continues to face growing competition from lower cost alternatives. As a result of the shift in demand, we do not aggressively promote hardware due to its low-margin, but merely provide access to hardware products as a convenience to customers.

Cost of Sales. Total cost of sales increased to $32.8 million in 2004, up 25% from 2003's $26.2 million, which in turn was up 27% from $20.6 million in 2002. These costs represent 51%, 48% and 42% of total net sales, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs of discovery informatics products and support represented 21%, 17% and 16% of software license and support sales in 2004, 2003 and 2002, respectively. Costs of software products and support consist of amortization of capitalized software, product royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation. Staffing costs are expected to increase in future periods at or near the rates of cost of living increases. Included in the 2004 cost of sales was a write-down in the carrying cost of our ChemCoreRIO software asset of $890,000. We analyzed the net realizable value of the asset based on our assessment of the market for the product and determined that a reduction in the amount capitalized was appropriate. Cost of sales as a percent to software sales has increased over the past few years due to a change in the mix of internal versus third-party products sold, thus resulting in higher royalty payments. The effective rate of royalties may continue to fluctuate in future periods.

Costs of discovery informatics services (DIS) represented 73%, 111% and 86% of discovery informatics service revenues in 2004, 2003 and 2002, respectively. Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients. 2003 cost of DIS exceeded revenues because of a charge for anticipated losses under our contract with Schering AG. As stated above in the discussion of DIS revenues, Tripos was involved in negotiations with Schering to amend the specifications and financial arrangements necessary to complete the development and deployment of the production version of the previously agreed technology. Because these discussions were not finalized by the end of 2003, Tripos recorded a charge of approximately $813,000 for the estimated project costs in excess of the total project revenues that remained under the original contract terms. In calculating the amount of the charge to be recorded, Tripos was required to utilize the then existing contract terms, and could not assume that the project would continue past delivery and rollout of the production system in mid-2004. Tripos was required to record the excess costs so that its year-end financial statements fairly reflected the project status as of December 31, 2003. During 2004, the parties agreed on a revision to the scope of functionality and an incremental amount of funding to cover completion of the project. Tripos successfully achieved 2004's agreed milestones. Cost of sales for discovery informatics services in 2002 included a charge for the anticipated loss to complete a contract for another customer. Tripos successfully delivered the final versions of the software on the agreed due dates in 2004 resulting in the recovery of a modest portion of the previously recorded loss.

Costs of discovery research products and services represented 68%, 68% and 53% of discovery research sales in 2004, 2003 and 2002, respectively. The cost of the discovery research business is represented by the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects. Discovery research contracts may also include third-party costs for production of larger quantities of intermediate or scale-up materials. As a result, variability in cost of sales may be attributed to the mix of compound products and discovery research revenues. The higher levels of cost of sales of discovery research activities in 2004 and 2003 are attributable to increased production under the Pfizer compound design and synthesis contract. A significant component of cost of sales from 2002 to early 2004 was outsourcing required to successfully deliver against the contract, combined with the financial impact of the decline of the US dollar against the Great Britain Pound Sterling where the operation is based. See the discussion of discovery research revenues above for additional information on this contract. Although our reliance on outsourcing was essentially eliminated by the end of 2004 thus allowing for better control over costs and efficiency, we continue to experience the effects of the further decline in the value of the US dollar that adversely impacts margins.

Costs of hardware represented 81%, 86%, and 88% of hardware sales in 2004, 2003 and 2002, respectively. Cost of hardware consists of the direct costs of hardware sold. We expect the cost of hardware as a percentage of hardware sales to remain relatively stable in future periods.

Gross Profit was $32.0 million in 2004, $27.9 million in 2003 and $28.5 million in 2002, which represents gross profits of 49%, 52% and 58%, respectively. The decreases in gross margin are attributable to the increase in the effective rate of royalties on discovery informatics products and the ramp-up on the Pfizer compound file enrichment project. In addition, 2004 gross margin was impacted by the write-down of $890,000 for the ChemCoreRIO capitalized software asset while 2003 reflects the charges taken for the Schering discovery informatics services contract. The rate of decrease in gross profit is expected to slow in future periods but is dependent on the mix of discovery research versus discovery informatics business, the costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales and Marketing Expenses decreased 5% to $12.6 million in 2004 from $13.2 million in 2003, which was a decrease of 15% from $15.5 million in 2002. Sales and marketing expenses represented 19%, 25% and 31% of 2004, 2003, and 2002 total net sales, respectively. During 2004, we realized expense savings in the Sales and Marketing organization due to open or eliminated positions, estimated at $600,000. In addition, we converted our representation in Australia from direct sales to the use of a distributor generating a savings of $200,000. 2003 sales and marketing costs were less than 2002 due to lower commissions (of approximately $1 million), open Senior Vice President position for the entire year (estimated at $300,000) along with an overall reduction in spending on selling and marketing activities.

Research and Development Expenses decreased 28% in 2004 to $9.3 million from the $12.9 million in 2003, which was up 28% from $10.1 million in 2002. R&D costs represented 14%, 24%, and 21% of net sales in 2004, 2003 and 2002, respectively. The reduced level of R&D expense in 2004 reflects: 1) more scientific costs charged to cost of sales for the Pfizer and other discovery research contracts; 2) redeployment of our discovery informatics personnel to work on software product development resulting in the capitalization of software development costs ($630,000) for our new "benchware" discovery informatics products; 3) inventoried costs of our new Lead Discovery chemistry packages ($1.2 million); and 4) reduced headcount in our discovery informatics group. The Benchware and LeadDiscovery products are expected to be released to the market in 2005. The increased spending for R&D in 2003 reflects additional chemistry research staff at Tripos Receptor Research and software development work that was not directly related to customer contracts or was for product development that had not yet qualified for capitalization under FAS 86.

Research and development expenses, including the amount of capitalized costs were $11.2 million in 2004, $14.2 million in 2003, and $13.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes software development costs for external use. Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, develop new technologies for use in our informatics consulting work, and pursue novel compound templates for inclusion in our LeadQuest® and LeadDiscovery libraries. Costs associated with investigating novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

General and Administrative Expenses increased 7% to $7.8 million in 2004 over the $7.2 million in 2003 which was up 5% from the $6.9 million in 2002. G&A expenses represented 12%, 13% and 14% of net sales for 2004, 2003 and 2002, respectively. Increased G&A expenses for 2004 are primarily the result of legal fees to defend against the class action lawsuit ($300,000) and costs to document and test internal controls for compliance with the Sarbanes-Oxley Act of 2002 ($237,000). The increase in 2003 was attributable to legal fees for the class action lawsuit ($97,000) and higher corporate insurance premiums ($137,000). We expect general and administrative expenses to remain relatively stable, but will fluctuate as a percentage of sales.

Interest Income was $127,000 in 2004, $208,000 in 2003 and $216,000 in 2002 reflecting a decreasing average amount of cash on hand due to the reduction of outstanding debt in 2004 and investment in the UK laboratory expansion in the prior years.

Interest Expense of $1.1 million in 2004, $516,000 in 2003 and $376,000 in 2002 was from interest due on the long-term note payable for the corporate building, interest due on our line-of-credit, and interest costs associated with our capital leases. Interest expense has varied commensurate with the change in average outstanding debt balances to finance the expansion of the UK chemistry lab. The Company's mortgage loan had a fixed interest rate in 2002 of 7.4%. The floating rate incurred by the Company averaged 4.3% in 2003 and 3.8% in 2004. The interest rate incurred on our line of credit was below 4.3% in 2003 and 2004. Interest rates on our capital leases range from 3% to 8%.

Other Income was $829,000 in 2004, $9.4 million in 2003 and $3.6 million in 2002. Early in 2004 we sold the last of our holdings of Arena Pharmaceuticals, Inc. common stock and realized a gain of $144,000. The remainder of the 2004 income was from foreign currency gains realized by our European subsidiaries. 2003 other income included a $6.7 million pre-tax gain on the sale of just under 1.3 million shares of Arena. In addition, the Company benefited from a $900,000 gain on the mark-to-market of a series of foreign exchange hedges that fixed the rate of U.S. dollars to British pounds. Also, due to the weakness of the U.S. dollar, our European subsidiaries recorded currency exchange gains of approximately $2.0 million. In 2002, other income included $3.6 million from the sale of 619,000 shares of Arena common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense (Benefit). Our tax expense (benefit) was $2.0 million in 2004, $1.6 million in 2003 and $(0.6) million in 2002. The effective tax rates were 89.6%, 42.8% and 105.8% for 2004, 2003 and 2002, respectively. The effective tax rates for 2004, 2003 and 2002 reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for those tax years (each ending December 31). The high tax rate in 2004 results from taxes accrued in certain jurisdictions that are not mitigated by the benefit of losses in other jurisdictions. This is due to a valuation allowance being established against the deferred tax assets created by cumulative net operating losses incurred in the U.S. The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

Liquidity and Capital Resources

Operating Activities. Net cash provided from 2004 operating activities was $13.2 million. Cash was generated by net income of $0.2 million, net collections of accounts receivable of $2.1 million, reductions of inventory of $1.8 million, reductions of prepaid expenses and changes in deferred taxes of $0.5 million each, increases in deferred revenues of $3.1 million, delivery on currency hedges outstanding at the end of the prior year in the amount of $0.9 million plus the add-back of non-cash depreciation and amortization expenses of a combined $4.6 million. Inventory was reduced in 2004 due to sale of more quantities of chemical products and reduced production time on the Pfizer contract. 2004's lower level of accounts receivable reflects a change in the invoice timing of a significant informatics contract compared to 2003. Depreciation commenced early in 2004 upon the completion and fit-out of our U.K. laboratory leading to the higher levels compared to prior years. Amortization for 2004 included $0.9 million for the write-down of the carrying value of our ChemCoreRIO software asset to its expected net realizable value. Operating funds in 2004 were used to reduce accounts payable and accrued expenses by $0.5 million.

Net cash used by operating activities in 2003 was $1.4 million. Sources of operating funds for 2003 were net income of $2.1 million, net collections of accounts receivable of $0.2 million, changes in net deferred tax position of $2.7 million, additions to accounts payable & accrued expenses of $1.7 million, increased deferred revenue of $1.8 million plus the add-back of non-cash depreciation and amortization expenses of a combined $3.7 million. Uses of operating funds in 2003 were increases to inventory of $5.4 million (includes approximately $3.0 million of product awaiting shipment to Pfizer) and an increase in prepaid expenses of $0.5 million. In addition, we excluded the effect of gains on sales of shares of Arena Pharmaceuticals of $6.7 million and the appreciation in our foreign currency forward contracts of $0.9 million. Depreciation expense has grown over the past two years as a result of our capital investments in the Tripos Discovery Research laboratories. Inventory levels peaked in 2003 related to our delivery commitments to Pfizer.

In 2002, net cash used by operating activities was $5.5 million. The use of funds was attributable to increases in inventories of $2.8 million, increased prepaid expenses of $0.7 million, net increase in deferred tax expense of $2.9 million along with decreases in accounts payable and accrued expenses of $0.8 million. Sources of operating cash were net collections of accounts receivable of $0.8 million and increases to deferred revenue of $1.8 million. The non-cash depreciation and amortization expenses of $2.0 million and $0.7 million, respectively are added back to net income of $32,000. Inventory growth in 2002 was primarily attributable to production ramp up for the Pfizer compound design and synthesis contract. The gain on the sale of shares of Arena Pharmaceuticals of $3.6 million was excluded from the net loss to show the effect of operations on our cash position. The growth in deferred revenue is principally attributable to the prepayments received in our Discovery Research contracts.

Investing Activities. During 2004 we invested $0.5 million in the completion of our U.K. chemistry facility along with computer equipment for our discovery informatics area. Also in 2004 we invested an additional $0.2 million in the A.M. Pappas Life Science II fund plus $0.6 million in new informatics product development. We realized proceeds of $0.4 million from the sales of marketable securities and equipment.

Investing activities in 2003 consumed a net of $2.0 million. We spent $5.3 million on our U.K. laboratory facility building and equipment along with $1.3 million for the development of our ChemCoreRIO software technology. These expenditures were substantially funded by the $8.8 million of proceeds from the sale of shares in Arena Pharmaceuticals. As of December 31, 2003, we had 31,000 shares (market value of $192,000) of Arena remaining. Additionally, we made investments in A.M. Pappas Life Science II fund of $0.4 million in 2003, however, we took a

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

combined write-down of our investment in Signase, Inc. and the Life Science II fund of $0.2 million as discussed in Notes 16 and 17 below.

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

Financing Activities. During 2004 we obtained access to cash by drawing a total of $8.4 million from our line of credit and by issuing shares from our stock plans for $0.9 million. We made payments totaling $18.9 million on debt and capital leases resulting in a net cash used from financing activities of $9.6 million for 2004.

Financing activities yielded a net $4.2 million of cash in 2003. Our outstanding borrowings on bank lines of credit increased by a net $5.3 million. Payments on capital leases were $1.5 million. We also received $0.4 million from shares issued under employee stock plans.

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

We financed equipment and fixtures acquisitions at our chemistry laboratory through capital leases of $3.7 million and $5.4 million in 2004 and 2003, respectively.

In 2004, we completed construction on our laboratory expansion project at our U.K. research facility. We estimate that we will expend approximately $2.2 million for the balance of payments on the building and equipment in 2005. Additionally, over the next 12 to 18 months, we will fund the remainder of our investment commitment ($0.8 million) to the A.M. Pappas Life Science II Fund.

In April 2004, Tripos and LaSalle Bank completed an amendment to the existing line of credit and mortgage facility. The modified facility, which remains at $6.0 million for the revolving line of credit, became a one-year commitment with fewer covenants (interest coverage and minimum shareholders' equity) along with a clean-down provision and a slight increase in associated fees. The maturity date on the mortgage loan remained unchanged (December 2005). The changes in the line of credit portion of the facility better addresses the Company's reduced requirement to fund capital expenditures through bank debt while meeting normal working capital funding needs. In late December 2004, we agreed to a further amendment to the credit facility with LaSalle Bank to encompass the issuance of subordinated debt subsequently issued to Horizon Technology Funding Company as part of the financing for our acquisition of Optive Research, Inc. in January 2005. At December 31, 2004, we had outstanding borrowings of $0.6 million on the line of credit that were classified as short-term debt. In addition, short-term debt included the remaining balance of the mortgage loan as its scheduled maturity was less than twelve months from December 31, 2004. We expect to negotiate an extension to both the line of credit and mortgage loan with LaSalle Bank early in 2005, but can provide no assurance that the extension will be completed or that LaSalle Bank will not require additional terms adverse to the Company. In the event that the Company is unable to amend its credit facility on appropriate terms, the Company's capital resources and liquidity would be adversely affected.

We expect to fund prospective operating needs and capital expenditures through cash from operations. Activities over and above normal operations may require additional sources of funding that are not presently identified. However, we believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank (assuming comparable renewal of credit facilities), and incremental capital leases, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. See Note 11 of the Notes to Consolidated Financial Statements for a discussion of the credit facilities available to us.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the requirements of FAS 151 but do not expect the adoption of FAS 151 to have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share--Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. We are currently evaluating the requirements of FAS 123R, but because we are accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations. See Note 1, Stock-Based Compensation for an illustration of the historical effects of expensing stock options.

In December 2004, the FASB issued Staff Position no. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. We do not expect that the adoption of FAS 109-2 will have a significant impact on our consolidated financial statements.

Foreign Currency Translations

Our foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to material foreign currency gains or losses. Under certain circumstances, selected contracts may expose Tripos to substantial foreign exchange risk, positive or negative. For example, under the terms of our contract with Pfizer to perform discovery research services, part of our payments are received in US Dollars while related costs are in Great Britain Pounds Sterling. This negatively impacted our gross margins from this business in 2003 and 2004. Overall, however, due to the relative stability of the currency of the countries in which we operate and the level of investment in each country, our current intent is to retain assets within our foreign operations to fund those operations.

Disclosures required under the Sarbanes-Oxley Act of 2002

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Certain provisions of the Act are currently applicable to Tripos, but many other provisions do not become applicable until future dates. Tripos continues to review the steps that need to be taken to assure compliance with the Act and remain current with related requirements of the SEC and NASDAQ.

Section 401 of the Act requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships. For the periods ending December 31, 2004 and 2003, Tripos had no off-balance

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

sheet transactions or arrangements other than ordinary operating leases that are further discussed in Note 7 of Tripos' consolidated financial statements contained in this Form 10-K

The table that follows summarizes existing contractual obligations by type:
(000's omitted)	Payments due by period *
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Debt	$4,715	$4,715	$ --	$ --	$ --
Capital Lease Obligations	7,026	4,202	2,824	--	--
Operating Leases	3,753	703	1,153	632	1,265
Purchase Obligations +	2,174	2,174	--	--	--
Total	$17,668	$11,794	$3,977	$632	$1,265

* Interest rates on the floating rate long-term debt are assumed to be constant for the purposes of this table. For this table, we have assumed that $600,000 of the revolving credit facility is outstanding throughout 2005 and that would generate an interest payable of $32,000 at a constant rate of 5.25%. For the mortgage loan we have assumed an interest rate of 4.8% until maturity in December 2005.

+ Purchase Obligations represent remaining commitments for material capital expenditures (building and equipment) related to the expansion our chemistry laboratory at Tripos Receptor Research and committed outsourcing of chemical production.

Section 402 of the Act prohibits any new loans to officers and directors and renewals of existing loans to officers and directors, except in specific circumstances. Tripos was unable to collect on a loan made to a former senior executive that existed prior to the effective date of Section 402 and took a charge of $137,000 in the first quarter of 2003 to write off the remaining amount.

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

Cautionary Statements - Additional Important Factors to be Considered

Our future results could differ materially from those discussed in this Annual Report. Factors that could contribute to such differences, include, but are not limited to, the following:

We cannot be certain that our sales strategy will be effective in achieving additional sales of our products. Our strategy of providing direct integration of sophisticated information technology with the experimental sciences in the form of chemical laboratories to produce faster, more cost-effective new product discovery has not yet garnered widespread commercial acceptance. This integrated approach requires our sales force to broaden its existing knowledge base in selling discovery software to include selling software consulting and discovery research. We cannot be certain that our sales force will be able to efficiently widen its knowledge base and then apply that information to make additional sales. There can be no assurance that the market will accept our integrated approach or that competitors will not offer other approaches that gain greater technological or market acceptance.

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

We derive a significant portion of our revenues from a limited number of large customers. We seek to enter into large, multi-year contracts with large pharmaceutical companies and biotechnology companies. It is difficult for us to predict when contracts of this nature will be awarded or the terms of these contracts. In addition, the terms of these contracts may permit the customer to terminate the contracts or reduce their requirements. We may not always be in a position to adjust utilization of our resources to the needs of one or more of these large-contract customers.

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

Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property. Litigation over these issues could be a significant distraction and we may incur significant costs, including damages. In the event that it is determined that one of our products infringe upon another's proprietary rights, we may be required to obtain a license in order to continue selling our products. That license may not be available to us on favorable terms, or at all.

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

We are dependent on Dr. John McAlister, among others, and the loss of their services could affect our ability to be successful. Our future success depends to a significant degree upon the continued service of key senior management personnel, in particular, our President and Chief Executive Officer, Dr. John P. McAlister, as well as key technical personnel within the informatics and chemistry operations. We believe that Dr. McAlister's reputation and prominence in the field provide us with a competitive advantage. None of our key personnel is bound by an employment agreement or covered by an insurance policy where Tripos is the beneficiary. The loss of one or more key members could have a material adverse effect on our business and results of operations.

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

Pharmaceutical and health care reform could reduce the amounts that pharmaceutical and biotechnology companies have available to retain our services. We expect that a substantial portion of revenues in the foreseeable future will be derived from services provided to the pharmaceutical and biotechnology industries. If legislative proposals or reforms are adopted that have a material adverse effect on the businesses, financial condition, and results of operations of pharmaceutical and biotechnology companies that are actual or prospective customers, our business, financial condition and results of operations could be materially and adversely affected as well. For example, future legislation could limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. This would have the effect of reducing the resources that these companies can devote to the research and development of new drugs, which would in turn reduce the amount of services that we perform and our resulting revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates. To date, interest rate exposure has not resulted in a material impact. During 2003 and 2004, the Company did experience a significant impact from foreign exchange. The costs to perform the custom design and synthesis contract with Pfizer are incurred in British pounds sterling while we are compensated in U.S. dollars for much of the work. As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound. Part of this effect was offset through foreign currency forward contracts whose gains were recorded in "Other Income".

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although during 2003 and 2004, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $15.5 million and $17.7 million at December 31, 2004 and 2003, respectively. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $1.6 million and $1.8 million at December 31, 2004 and 2003, respectively. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan. We monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
In thousands (except per share amounts)	December 31,	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$ 4,171	$ 2,945
Marketable securities	341	1,121
Accounts receivable, less allowance for doubtful accounts
of $246 in 2004 and $390 in 2003	15,666	16,662
Inventory	12,007	12,863
Deferred income taxes	29	--
Prepaid expenses	5,603	5,054
Total current assets	37,817	38,645
Property and equipment, less accumulated depreciation	30,672	27,926
Capitalized development costs, net of accumulated amortization of $933 in 2004 and $581 in 2003	2,159	2,417
Goodwill	965	965
Investments recorded at cost	1,397	1,352
Other, net	112	390
Total assets	$ 73,122	$ 71,695

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$ 4,514	$ 8,617
Current portion of capital leases	3,689	1,893
Accounts payable	1,796	2,405
Accrued expenses	8,950	7,688
Deferred revenue	21,945	17,079
Income taxes deferred	--	219
Total current liabilities	40,894	37,901

Long-term portion of capital leases	2,653	2,463
Long-term debt	--	3,915
Deferred income taxes	1,709	422

Shareholders' equity
Common stock, $.01 par value; authorized 20,000 shares; issued and outstanding 9,359 shares in 2004 and 9,046 shares in 2003	94	90
Additional paid-in capital	37,394	36,457
Retained earnings (deficit)	(8,089)	(8,321)
Other comprehensive income (deficit)	(1,533)	(1,232)
Total shareholders' equity	27,866	26,994
Total liabilities and shareholders' equity	$ 73,122	$ 71,695

See notes to consolidated financial statements

Consolidated Statements of Operations
In thousands, except per share amounts
	Year ended	Year ended	Year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net sales:
Discovery informatics products & support	$ 24,639	$ 23,702	$ 22,182
Discovery informatics services	4,005	3,241	7,956
Discovery research products & services	36,004	26,245	18,016
Hardware	131	960	937
Total net sales	64,779	54,148	49,091
Cost of sales:
Discovery informatics products & support	5,280	3,949	3,480
Discovery informatics services	2,911	3,588	6,817
Discovery research products & services	24,455	17,879	9,484
Hardware	106	824	820
Total cost of sales	32,752	26,240	20,601
Gross profit	32,027	27,908	28,490
Operating expenses:
Sales and marketing	12,560	13,195	15,476
Research and development	9,294	12,917	10,102
General and administrative	7,771	7,241	6,886
Total operating expenses	29,625	33,353	32,464
Income (loss) from operations	2,402	(5,445)	(3,974)
Interest income	127	208	216
Interest expense	(1,116)	(516)	(376)
Gain on sale of marketable securities	144	6,659	3,560
Unrealized loss on investment in Signase, Inc.	--	(150)	(405)
Other income, net	685	2,913	424
Income (loss) before income taxes	2,242	3,669	(555)
Income tax expense (benefit)	2,010	1,569	(587)
Net income	232	2,100	32
Preferred dividends	--	--	37
Net income (loss) allocable to common shareholders	$ 232	$ 2,100	$ (5)

Basic earnings (loss) per share	$0.03	$0.23	$(0.00)
Basic weighted average number of shares	9,206	8,949	8,615
Diluted earnings (loss) per share	$0.02	$0.23	$(0.00)
Diluted weighted average number of shares	9,357	9,333	8,615
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
In thousands	Year ended	Year ended	Year ended
	December 31, 2004	December 31, 2003	December 31, 2002

Operating activities:
Net income	$ 232	$ 2,100	$ 32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,450	3,161	1,955
Amortization of capitalized development costs and other intangible assets	1,137	493	723
Depreciation (appreciation) in foreign currency hedge instruments	925	(941)	--
Gain from the sale of marketable securities	(144)	(6,659)	(3,560)
Loss on retirement of assets	(21)	--	--
Deferred income taxes	550	2,653	(2,960)
Change in operating assets and liabilities:
Accounts receivable	2,134	192	793
Inventories	1,780	(5,426)	(2,826)
Prepaid expenses and other current assets	537	(494)	(689)
Accounts payable and accrued expenses	(505)	1,668	(836)
Deferred revenue	3,149	1,824	1,846
Net cash provided by (used in) operating activities	13,224	(1,429)	(5,522)
Investing activities:
Purchases of property and equipment	(475)	(5,345)	(7,990)
Proceeds from the sale of equipment	168	--	--
Capitalized development costs	(639)	(1,272)	(1,416)
Proceeds from the sale of marketable securities	196	8,798	4,615
Acquisition, including investments in unconsolidated affiliates	(228)	(154)	(620)
Net cash provided by (used in) investing activities	(978)	2,027	(5,411)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	941	426	2,982
Cash dividends paid on Series B preferred stock	--	--	(893)
Net borrowings under revolving line of credit	8,370	19,030	4,711
Payments on long-term debt and capital lease obligations	(18,947)	(15,230)	(1,000)
Net cash provided by (used in) financing activities	(9,636)	4,226	5,800
Effect of foreign exchange rate changes on cash and cash equivalents	(1,384)	(3,740)	7
Net increase (decrease) in cash and cash equivalents	1,226	1,084	(5,126)
Cash and cash equivalents at beginning of year	2,945	1,861	6,987
Cash and cash equivalents at end of year	$ 4,171	$ 2,945	$ 1,861

Non-cash activity:
Purchase of equipment through capital lease financing	$3,689	$5,418	$19
Conversion of redeemable preferred stock	--	--	$ 8,971
Stock issued to Accenture LLP	--	--	$ 1,000

See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity
In thousands			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2001	7,590	76	23,092	(10,416)	6,595	19,347
Stock issued under stock purchase plan	91	1	793	--	--	794
Stock issued under stock option plan	354	4	1,436	--	--	1,440
Stock issued under director compensation plan	3	--	42	--	--	42
Tax benefit on exercised stock options	--	--	706	--	--	706
Accretion of dividends on Series B preferred stock	--	--	--	(37)	--	(37)
Conversion of Series B preferred stock	818	8	8,963	--	--	8,971
Stock issued to collaborators	33	--	1,000	--	--	1,000
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	1,005	1,005
Unrealized gain on securities:
Unrealized holding gains	--	--	--	--	(758)	(758)
Less: reclassification for gains included in net income	--	--	--	--	(2,218)	(2,218)
Net income	--	--	--	32	--	32
Total comprehensive income						(2,186)
Balance at December 31, 2002	8,889	89	36,032	(10,421)	4,624	30,324
Stock issued under stock purchase plan	105	1	747	--	--	748
Stock issued under stock option plan	46	--	124	--	--	124
Stock issued under director compensation plan	6	--	43	--	--	43
Valuation allowance on tax benefit from exercised stock options	--	--	(489)	--	--	(489)
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(2,067)	(2,067)
Unrealized gain (loss) on securities:
Unrealized holding losses	--	--	--	--	8	8
Less: reclassification for gains included in net income	--	--	--	--	(3,797)	(3,797)
Net income	--	--	--	2,100	--	2,100
Total comprehensive income						(1,697)
Balance at December 31, 2003	9,046	90	36,457	(8,321)	(1,232)	26,994
Stock issued under stock purchase plan	94	1	484	--	--	485
Stock issued under stock option plan	214	3	427	--	--	430
Stock issued under director compensation plan	5	--	26	--	--	26
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(314)	(314)
Unrealized gain (loss) on securities:
Unrealized holding losses	--	--	--	--	96	96
Less: reclassification for gains included in net income	--	--	--	--	(83)	(83)
Net income	--	--	--	232	--	232
Total comprehensive income						149
Balance at December 31, 2004	9,359	$ 94	$ 37,394	$ (8,089)	$ (1,533)	$ 27,866
See notes to consolidated financial statements

Notes to Consolidated Financial Statements December 31, 2004

In thousands, except per share data

________________________________________________________________________________________________

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization. We deliver chemistry products and services, software products and services along with analysis services that advance customers' creativity and productivity in pharmaceutical, biotechnology and related life sciences research enterprises worldwide. We are also a value-added reseller of third-party hardware products required to operate our software products. A substantial portion of our business is conducted with pharmaceutical companies. During 2004, 54% of our revenue came from our relationships with Pfizer, Inc. while in 2003, 52% and in 2002, 33%, of our global revenue was from Pfizer.

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

Marketable Securities consist of investments in equity securities of unconsolidated affiliates that are held as available-for-sale and foreign currency exchange contracts that do not qualify for hedge accounting. We account for securities that can be sold within the next 12 months as marketable securities. Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes. Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold. See Note 18 "Financial Instruments" for a further discussion of foreign currency exchange instruments. Marketable Securities at December 31, 2004 consisted of 33 shares of NuVasive, Inc. which had a market value of $341. At December 31, 2003, Marketable Securities on the Balance Sheet was comprised of 31 shares of Arena Pharmaceuticals, Inc. which had a market value of $192. Other Comprehensive Income at December 31, 2004 and 2003 included an accumulated unrealized after-tax gain of $96 and $83, respectively, as calculated on an average cost per share basis.

Investments Recorded at Cost consist of investments in common stock and limited partnerships that are accounted for under the cost method as permitted under Accounting Principles Board Opinion No. 18.

Accounts Receivable includes current outstanding invoices billed to customers. Invoices are typically issued with Net 30-day terms upon shipment of product or upon achievement of billable events for service-based contracts. Our bad debt experience from uncollectible accounts has been historically immaterial. As a result, we provide a reserve for bad debts on a specific account basis if and when customer payment problems arise.

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

Similarly, we capitalize the costs of LeadDiscovery packages once we are reasonably assured of the success of the underlying chemistry. After this point we capture the costs of labor, chemicals and screening activity into work in process inventory. Should a LeadDiscovery library not reach its full potential as a standalone offering, we can utilize the products within discovery research contracts for customers or in our LeadQuest compound library.

Inventory amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve. In calculating the reserve for inventory held for sale, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value. Any shortfall between the carrying cost of the inventory and the net realizable value

1. Description of Business and Summary of Significant Accounting Policies (continued)

is provided for in the reserve. A portion of the LeadQuest inventory is used in discovery research projects. This portion of the inventory asset is depreciated over its 10-year expected useful life.

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

Property and Equipment are stated at cost. Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, twenty-five to thirty-nine years for buildings, the shorter of the useful life of the improvement or the life of the related lease term for leasehold improvements, and three years for purchased software. We make every attempt to closely match the book useful life of our assets to their expected productive lives. Assets deemed to be impaired or no longer productive, are written down to their net realizable value.

Capitalized interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project or asset. Capitalization of interest ceases when the project is substantially complete. Capitalized interest for 2004, 2003 and 2002 was $39, $257 and $30, respectively.

Development Costs primarily consist of software development costs related to new products that are capitalized after the establishment of technological feasibility (working model) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. During 2004, 2003 and 2002 capitalized costs were $639, $1,272 and $1,416, respectively related to development work on a laboratory research and inventory support system along with other desktop technologies to be marketed to external customers. Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Currently, we use an estimated economic life of three to five years for all capitalized software development costs. We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product. Any excess is written off. During the fourth quarter of 2004 we wrote down one of our capitalized products, ChemCoreRIO, by $890 to properly reflect the current net realizable value of the product based upon the change in target market customer base. For 2004, 2003 and 2002, amortization of software developed for sale was $6, $258 and $309, respectively. At times, we capitalize development costs attributable to internal use software in accordance with AICPA Statement Of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Amortization of internal use software is over the estimated useful life or three years, which ever is less. During 2004 we wrote off the cost and accumulated amortization for fully amortized capitalized software assets for internal use in the amount of $544.

Goodwill represents the excess of the cost of the net assets acquired of Tripos Discovery Research Ltd. over its fair value. The recorded goodwill is a component of our Discovery Research segment, which is geographically part of our European region. There were no additions or write-offs of goodwill during the periods presented. Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of annual evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value. If it is determined that the carrying value exceeds the fair value, we would be required to recognize an impairment loss in earnings at that time. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 15 years. We performed formal impairment tests of goodwill in 2004, 2003 and 2002 by using a discounted cash flow approach to estimate fair value. Based on our evaluations, we determined there was no impairment of the remaining goodwill. We will continue to do so on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of Tripos Discovery Research Ltd. below its carrying value.

Other Intangible Assets. The Company from time to time will apply for and obtain a patent to protect the interests in our proprietary software and chemistry research properties. As of December 31, 2004 and 2003, $183 and $185, respectively was recorded in Other Assets related to patents. Patent costs are amortized over a 20-year period. Accumulated amortization related to patents was $93 and $82 as December 31, 2004 and 2003, respectively. For the year-ended December 31, 2004, the aggregate amortization expense recorded was $11. The estimated amortization expense for each of the five succeeding years is $11 in 2005, 2006, and 2007, $9 in 2008 and $8 in 2009.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset.

Foreign Currency Translation. The local foreign currency is the functional currency for each of our foreign operations. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of shareholders' equity. Net gains and losses from foreign currency transactions were significant during 2004 and 2003 due to fluctuations in the exchange rate for the U.S. dollar and Great Britain pound. We hedged a portion of our exposure and recorded the gains and losses from this activity in other income (expense). Net gains and losses from foreign currency transactions were not significant in the other years presented.

Derivative Instruments. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value. We enter into derivative contracts, principally currency hedges, to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions. Additionally, we have previously entered interest rate swap contracts that effectively convert portions of our floating rate debt to a fixed rate. We do not attempt to speculate on the direction of currency rates nor interest rates. We take this conservative approach to protect against the risk of loss only. See Note 18 for a further discussion of Financial Instruments.

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

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS109"),Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. In accordance with FAS No. 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards. Deferred taxes do not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts have been deemed to be permanently invested. Estimating the deferred tax position on these amounts is not practical.

Revenue Recognition

Discovery Informatics Products and Support

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

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

Term licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. The Company does not have VSOE to determine fair value of the maintenance and support in term arrangements. The Company recognizes revenues from these bundled term licenses ratably over the license term, which is typically 1 to 3 years.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

Hardware Sales

Hardware sales are recorded upon delivery unless delivered in connection with a contractual arrangement involving term software licenses. When hardware is sold in conjunction with a term license, the entire contractual revenue amount is recognized ratably over the term software license period and the related hardware costs are deferred and recorded in cost of sales ratably over the same period.

Comprehensive Income. Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

The components of accumulated other comprehensive income, net of related tax, at December 31, 2004 and December 31, 2003 are as follows:
	2004	2003
Foreign currency translation adjustments	$ (1,629)	$ (1,315)
Unrealized gains on marketable securities	96	83
Accumulated other comprehensive income	$ (1,533)	$ (1,232)

Stock-Based Compensation. At December 31, 2004, Tripos had the stock-based employee compensation plans described in Note 21. We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Our stock option plans have fixed stock option awards (grants) that vest over a period of four years (pro-rata). The impact shown below reflects the accelerated expense method of applying SFAS No. 123.
	2004	2003	2002
Net income (loss) allocable to common shareholders as reported	$ 232	$ 2,100	$ (5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,346	1,823	3,986
Pro forma net income (loss) allocable to common shareholders	$ (1,114)	$ 277	$ (3,991)

Pro forma earnings (loss) per share:
Basic - as reported	$0.03	$0.23	$(0.00)
Basic - pro forma	$(0.12)	$0.03	$(0.46)
Diluted - as reported	$0.02	$0.23	$(0.00)
Diluted - pro forma	$(0.12)	$0.03	$(0.46)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Earnings Per Common and Dilutive Share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares may consist of outstanding stock options and the assumed conversion of the Series B Preferred shares (for periods in which the Series B shares were outstanding). See Note 14 for additional information regarding earnings per share.

Reclassifications. Certain reclassifications have been made to prior years' balances to conform with the current year presentation.

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the requirements of FAS 151 but do not expect the adoption of FAS 151 to have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share--Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. We are currently evaluating the requirements of FAS 123R, but because we are accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations. See Note 1 Stock-Based Compensation for an illustration of the historical effects of expensing stock options.

In December 2004, the FASB issued Staff Position FAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. We do not expect that the adoption of FAS 109-2 will have a significant impact on our consolidated financial statements.

________________________________________________________________________________________________

2. Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age. Employees may contribute to the plan up to 50% of their compensation, which is further limited by law. We match employee contributions for an amount up to 50% of the employee's deferral limited to the first 6% of each employee's compensation. Contributions made by the Company were $351 in 2004, $378 in 2003, and $409 in 2002.

________________________________________________________________________________________________

3. Concentrations of Credit Risk

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

_______________________________________________________________________________________________

4. Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made for each collection or library of compounds. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. A portion of the inventory is used in discovery research projects. Depreciation of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at December 31 are:

	2004	2003
Raw materials	$ 2,124	$ 1,758
Work in process	6,594	5,642
Finished goods	6,815	7,983
Reserve for obsolescence	(3,526)	(2,520)
Total Inventory	$ 12,007	$ 12,863

Costs of discovery research projects included in
Work in Process and Finished Goods above	$ 7,468	$ 8,532

________________________________________________________________________________________________

5. Accrued Expenses

Accrued expenses consist of the following at the end of each year:
	2004	2003
Payroll related (including accrued bonus)	$ 2,200	$ 1,782
Income taxes payable (refundable)	365	(92)
Property and equipment accruals	1,503	--
Product royalties	2,240	1,184
Cost of sales outsourcing	671	566
German withholding tax liability	--	1,685
Discovery Informatics contract loss accrual	--	970
Legal & professional accruals	532	255
Local sales and VAT taxes	249	149
Other	1,190	1,189
	$ 8,950	$ 7,688

________________________________________________________________________________________________

6. Property and Equipment

Property and equipment at the end of each year are summarized below:
	2004	2003
Computer equipment	$ 4,766	$ 4,473
Furniture & laboratory equipment	15,248	11,018
Purchased software for internal use	1,647	1,550
Land	1,591	1,591
Leasehold improvements	129	129
Buildings	21,485	11,925
	44,866	30,686
Less accumulated depreciation	(14,194)	(10,889)
Net property and equipment	30,672	19,797
Construction in progress	--	8,129
Total net property and equipment	$ 30,672	$ 27,926

________________________________________________________________________________________________

7. Lease Obligations

We lease certain office facilities and equipment under noncancelable operating and capital leases with terms from one to ten years. The capital leases specifically pertain to the acquisition of certain laboratory and computer equipment totaling $9,299. The total accumulated amortization associated with equipment under capital leases was approximately $3,846 and $1,095 at December 31, 2004 and 2003, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $1,118, $871 and $876 in 2004, 2003, and 2002, respectively. Noncancelable future minimum lease commitments as of December 31, 2004 are:

Year	Operating Leases	Capital Leases
2005	$ 703	$ 4,202
2006	682	2,393
2007	471	431
2008	316	--
2009	316	--
Thereafter	1,265
Total payments	$ 3,753	7,026
Less amount representing interest		(684)
Present value of minimum lease payments		$ 6,342

Includes the current portion of capital lease obligations of $3,689

________________________________________________________________________________________________

8. Grants

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR"), were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall. The U.K.'s Department of Trade and Industry ("DTI") awarded GBP2,400 based on the creation of jobs in the region and capital investment. Additionally, the South West of England Regional Development Agency awarded GBP1,300 tied to costs to construct the laboratory. At December 31, 2002, TDR had met all criteria for the first installment of the DTI grant and was approved to receive a payment of GBP550 that was recorded in 2002. Approximately GBP99 of the payment was attributed to the reduction of expenses while the remainder was treated as a reduction in the cost of capital expenditures. During 2003, TDR achieved multiple thresholds under the South West of England Regional Development Agency grant and made claims of GBP1,300 which were recorded as reductions in the amounts of capital expenditures. In 2004, the second installment of the DTI grant was approved and a payment was received for GBP990. Approximately GBP205 of the payment was attributed to reduction in expenses while the remaining GBP785 was recorded as a reduction of our capital expenditures. At December 31, 2004, GBP860 remains to be awarded if certain criteria are met. We must achieve agreed levels of hiring and capital expenditures in order to submit claims for funding under the respective grants. Should we fail to complete the project or not meet the hiring thresholds, we may not be entitled to the full amount of the grants. The grant from the DTI expires on December 31, 2006 if not claimed. Additionally, for a period of up to 24 months after our last draw under the grant program, we are obligated to repay portions or all of the grant money received if we eliminate jobs or exit the property. At this time, we do not anticipate reducing employment or vacating the property during the contingency period, therefore we have not recorded a liability for repayment of any grant proceeds.

________________________________________________________________________________________________

9. Other Income, Net

Other Income, Net consists of the following at the end of each year:
	2004	2003	2002
Foreign currency gain (loss)	$ 552	$ 3,094	$ 189
Gain (loss) on sale of assets	15	(7)	2
Miscellaneous	118	(174)	233
	$ 685	$ 2,913	$ 424

________________________________________________________________________________________________

10. Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:
	2004	2003	2002
Domestic	$ (3,919)	$ 3,949	$ (3,740)
Foreign	6,161	(280)	3,185
	$ 2,242	$ 3,669	$ (555)

The components of income tax expense (benefit) for the years ended were as follows:
	2004	2003	2002
Current tax expense (benefit)
Federal	$ 480	$ --	$ --
State and local	--	--	--
Foreign	330	271	100
Total current	810	271	100
Deferred tax expense (benefit)	1,200	1,298	(687)
Total provision	$ 2,010	$ 1,569	$ (587)

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:
	2004	2003	2002
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(10.0)	5.6	49.6
Foreign withholding tax	2.3	--	--
State taxes, net of federal benefit	4.9	4.0	24.7
R&D tax credits	(1.6)	(1.1)	12.6
Valuation allowance	50.4	(0.9)	(14.2)
Prior periods Federal income tax adjustment	9.6	1.2	(0.9)
Effective tax rate	89.6%	42.8%	105.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2004	2003
Current deferred income tax asset (liability):
Allowance for doubtful accounts	$ 69	$ 69
Vacation accrual	189	249
Deferred revenue	1,539	4,453
Other	119	108
Unrealized gain on marketable securities	(58)	(50)
Valuation allowance	(1,829)	(5,048)
	$ 29	$ (219)
Noncurrent deferred income tax asset (liability):
Capitalized development costs	$ (823)	$ (920)
Property and equipment	(5,560)	(4,620)
NOL carryforward	8,545	4,932
Cumulative unpaid inter-company interest	355	256
Unrealized loss on investments in unconsolidated subsidiaries	272	251
Other	--	(764)
Tax credit carryforward	948	1,004
Valuation allowance	(5,446)	(561)
	$ (1,709)	$ (422)

In recent years, the U.S. entity had sufficient deferred tax liabilities, primarily related to the increased market value of its prior investment in shares of Arena Pharmaceuticals, Inc., to offset its loss carryforward as of December 31, 2002. In 2003, Tripos determined its cumulative deferred tax assets created primarily by prior year net operating losses were in excess of its then deferred tax liabilities. As a result, a valuation allowance was established as required under FAS 109, Accounting for Income Taxes. In 2004, additional valuation allowances were applied to the current year U.S. net operating loss.

10. Income Taxes (continued)

There are $605 of tax benefits from stock option exercises with offsetting valuation allowances that upon realization will be credited to additional paid-in-capital. Under the new American Jobs Creation Act of 2004, the carryforward period for foreign tax credits has been extended to 10 years. Therefore the foreign tax credits will expire in 2011 and 2012. R&D credits generated before 1998 have a 15-year carryforward period and a 20-year period for credits arising after 1997. Therefore the R&D credits will expire between 2011 and 2024.

Income tax payments for 2004, 2003 and 2002 were $217, $4 and $61, respectively. Tripos' U.K. subsidiaries had group loss carryforwards at December 31, 2004, with a pre-tax value of approximately $12,184 that have no expiration date. Additionally, Tripos' U.S. entity had loss carryforwards of $4,889 on a pre-tax basis that expire in 19 years. At December 31, 2004, there were no undistributed earnings from our foreign subsidiaries.

________________________________________________________________________________________________

11. Long-term Debt

As of December 31, 2004, we had a credit agreement with LaSalle Bank for a $3,914 mortgage note for property with a book carrying value of $3,980. The mortgage is due to mature on December 2, 2005. Tripos also has a $6,000 one-year revolving line of credit agreement with LaSalle Bank. The line of credit is due to expire on April 19, 2005. Both credit agreements are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries. Payment of dividends to stockholders or the incurring of debt from other sources by Tripos, Inc. and its subsidiaries must be approved in advance by LaSalle Bank. The agreements also require us to meet certain financial covenants, including minimum interest coverage, minimum shareholders' equity, maximum capital expenditure (excluding the chemistry laboratory expansion) and an annual clean-down period of 30 consecutive days in which no borrowings are outstanding on the revolving credit facility. Tripos expects to negotiate extensions to both agreements with LaSalle Bank prior to their expiration dates.

The mortgage note under the credit agreement calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. An interest rate swap agreement was entered into that fixed the interest rate at 7.40% until April 30, 2003. Upon expiration of the interest swap, the Company allowed the interest rate on the mortgage loan to float. The $6,000 revolving line of credit under the credit agreement required quarterly interest-only payments with any remaining borrowings due at the end of the agreement period. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. We averaged $2,117 of outstanding borrowings during 2004 primarily to fund the laboratory expansion in the U.K. The weighted average interest rate on line of credit borrowings was 4.14% in 2004.

On October 16, 2003, we entered into an Interim Revolver Facility with LaSalle Bank in the amount of $4,000. Borrowings under the Interim Revolver were subject to variable interest rates based on LIBOR plus 3.0% or prime plus 1.0%. The outstanding balance on the Interim Revolver Facility was repaid in full on February 3, 2004 and this facility is now expired.

Short-term debt obligations were:
	December 31, 2004	December 31, 2003
Borrowings outstanding under Credit Agreement	$ 600	$ 6,000
Borrowings outstanding under Interim Revolver	--	2,400
Mortgage note, due December 2, 2005	3,914	217
Short-term debt	$ 4,514	$ 8,617

Long-term debt obligations were:
	December 31, 2004	December 31, 2003
Borrowings outstanding under Credit Agreement	$ --	$ --
Mortgage note	--	4,132
Less current maturities	--	(217)
Long-term debt	$ --	$ 3,915

Scheduled maturities of long-term debt are $4,514 in 2005. Interest expense incurred, net of capitalized interest, for the years ended December 31, 2004, 2003 and 2002 were $265, $515, and $376, respectively, while total interest payments were $1,116, $769, and $429, respectively.

________________________________________________________________________________________________

12. Segment Information

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance. The Company operates in two industry segments, Discovery Informatics and Discovery Research. The Company's Discovery Informatics segment designs and sells software suites that provide computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening and Tripos' ChemspaceTM and Lead HoppingTM technologies.

Summarized financial information concerning the industry segments follows:

DI=Discovery Informatics

DR=Discovery Research
	Years Ended December 31,
	2004			2003			2002
	DI	DR	Total	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$24,770	$ --	$24,770	$24,662	$ --	$24,664	$23,119	$ --	$23,119
DI services	4,005	--	4,005	3,241	--	3,241	7,956	--	7,956
DR products & services	--	36,004	36,004	--	26,245	26,245	--	18,016	18,016
Total revenues	$28,775	$36,004	$64,779	$27,903	$26,245	$54,148	$31,075	$18,016	$49,091

Depreciation & amortization	$1,068	$2,867	$3,935	$1,022	$1,939	$2,961	$896	$1,187	$2,083
Non-allocated corporate			1,577			889			307
Depreciation & amortization on statement of operations			$5,512			$3,850			$2,390

Operating income (loss)	$3,406	$6,171	$9,577	$37	$1,284	$1,321	$(3,181)	$3,358	$177
Non-allocated corporate departments			$(7,175)			$(6,766)			$(4,151)
Operating income (loss) on statement of operations			$2,402			$(5,445)			$(3,974)

Capital expenditures(1)	$1,443	$5,836	$7,279	$1,080	$10,397	$11,477	$2,052	$6,735	$8,787
Total assets (2)	$29,093	$44,029	$73,122	$29,481	$42,214	$71,695	$37,912	$25,059	$62,971

(1) Discovery Research is net of grant income received of $1,419, $2,126 and $699 in 2004, 2003, and 2002, respectively.

(2)      Includes cash and cash equivalents of $3,444 and $727 at Discovery Informatics and Discovery Research, respectively, in 2004; cash and cash equivalents of $2,258 and $687 at Discovery Informatics and Discovery Research, respectively, in 2003; and $1,777 and $84 at Discovery Informatics and Discovery Research, respectively, in 2002.

12. Segment Information (continued)

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors. Information regarding operations by geographic area for 2004, 2003 and 2002 is as follows:
	United States	Canada	Europe	Pacific Rim	Total
2004 Net sales	$ 12,751	$ 470	$ 48,699	$ 2,859	$ 64,779

2003 Net sales	13,595	343	36,509	3,701	54,148

2002 Net sales	17,803	--	28,130	3,158	49,091
	United States	Canada	Europe	Pacific Rim	Total
2004
Property, plant & equipment, net	$ 6,521	$ --	$ 24,151	$ --	$ 30,672
Capitalized development costs, net	2,159	--	--	--	2,159
Goodwill, net	--	--	965	--	965
Long-lived assets net	8,680	--	25,116	--	33,796

2003
Property, plant & equipment, net	$ 6,706	$--	$ 21,209	$ 11	$ 27,926
Capitalized development costs, net	2,417	--	--	--	2,417
Goodwill, net	--	--	965	--	965
Long-lived assets net	9,123	--	22,174	11	31,308

2002
Property, plant & equipment, net	$ 7,543	$--	$ 12,826	$ 4	$ 20,373
Capitalized development costs, net	1,402	--	--	--	1,402
Goodwill, net	--	--	965	--	965
Long-lived assets net	8,945	--	13,791	4	22,740

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

________________________________________________________________________________________________

13. Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to five years. The typical term of the contracts is three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of future revenues to be recognized from these non-cancelable arrangements as of December 31, 2004.

Revenues to be recognized in:	Amount
2005	$ 13,422
2006	7,273
2007	3,744
2008	21
Total	$ 24,460

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to December 31, 2004 (amounts not included in the accompanying balance sheets at December 31, 2004).

Amounts to be billed in:	Amount
2005	$ 9,250
2006	6,865
2007	411
Total	$ 16,526

________________________________________________________________________________________________

14. Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:
	2004	2003	2002
Numerator:
Numerator for basic earnings per share--net income (loss) allocable to common shareholders	$ 232	$ 2,100	$ (5)
-dividends accruing to preferred shareholders (Note A)	--	--	--
Numerator for diluted earnings per share	$ 232	$ 2,100	$ (5)
Denominator:
Denominator for basic earnings per share--weighted average shares	9,206	8,949	8,615
Effect of dilutive securities:
Employee stock options (Note B)	151	384	--
Assumed conversion of Series B preferred shares (Note A)	--	--	--
Denominator for diluted earnings per share--adjusted weighted average shares and assumed conversions	9,357	9,333	8,615
Basic earnings per share	$0.03	$0.23	$(0.00)
Diluted earnings per share	$0.02	$0.23	$(0.00)

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

________________________________________________________________________________________________

15. Investment in Arena Pharmaceuticals, Inc.

During the period from 1997 through 1999, we invested in the start up of Arena Pharmaceuticals, Inc. ("Arena"), a San Diego, California biotechnology company. Our investment in Arena totaled $3,200. In July of 2000, Arena successfully completed its initial public offering ("IPO") of common stock on the NASDAQ market. During June 2001, Arena completed a secondary offering of additional shares of common stock. We participated in the offering by selling 100 shares and realizing a pre-tax gain of $2,387. During 2002 we sold 619 shares under a controlled sale program realizing a pre-tax gain of $3,560. Again in 2003, we sold 1,266 shares of Arena and realized a pre-tax gain of $6,659. Finally, in 2004 we sold our remaining 31 shares, realizing a pre-tax gain of $144.

____________________________________________________________________

16. Investment in Signase, Inc.

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

Early in 2003, Signase advised its shareholders of its intent to seek additional financing at rates below those of the original investors. We determined this reduced level of market value to be "other than temporary" and as a result, wrote down our investment to approximate the then current offering price. Our total in-kind investment was $552 prior to the write-down of $405 in 2002, leaving a carrying value of $150. Tripos took a further write-down of the remainder of its investment in Signase, $150, as of March 31, 2003 after receiving information from Signase that attempts to raise capital were unsuccessful and that the company may be liquidated. There has been no further developments on the status of the company or our investment.

________________________________________________________________________________________________

17. Investment in A.M. Pappas Life Science Ventures II Fund.

Since 2001, we have invested in the A.M. Pappas Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of December 31, 2004 we had invested $1,750 or 70% of our total commitment. In 2004 we received a distribution of 33 shares of NuVasive, Inc. from the fund manager upon NuVasive's initial public offering. The current value of these shares, $341, is recorded as marketable securities.

The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. In 2004 and 2003, the fund's managers determined that certain investments were impaired, and we recorded our pro-rata share of the fund's investment impairments, totaling $58 and $110, respectively.

________________________________________________________________________________________________

18. Financial Instruments

Periodically, we enter into foreign currency hedge transactions to protect us from unfavorable changes in the exchange rate of currencies on certain customer contracts. For transactions qualifying as effective hedges, as determined using either dollar offset method or regression methods, we record these foreign exchange contracts at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in accumulated other comprehensive income. These gains or losses are recognized in income in the period in which the transactions being hedged are recognized. To the extent any contract is not considered to be perfectly effective in offsetting the change in fair value of the hedged transaction, the ineffective portion of the contract is immediately recognized in income.

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

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates. Gains and losses on foreign currency exchange contracts are included in other income (expense) net. The counter-party to these foreign currency hedge contracts is LaSalle N.A. At December 31, 2004 there were no foreign currency future contracts in place. At December 31, 2003, several foreign currency futures contracts were in place that did not qualify as effective hedges. These futures contracts were entered into to fix the value of GBP4.4 million to U.S. dollars. The fair value of these contracts, $929, is included in Marketable Securities.

________________________________________________________________________________________________

19. Relationship with Accenture LLP.

On February 8, 2002, we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies. As part of this arrangement, we issued 33 shares of common stock, valued at $1.0 million, to Accenture upon entry into this arrangement. This upfront fee paid to Accenture was in consideration of the marketing effort to be expended by Accenture over the term of the relationship. The fee covered the development of joint marketing materials, a joint product demo presentation, and marketing time and effort on behalf of Accenture. We applied EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In applying EITF 96-18, since the $1.0 million of our stock was granted to Accenture at the inception of the contract in exchange for three years of marketing services and the stock is non-forfeitable and fully vested we determined that the date of issuance of the equity securities is the appropriate measurement date. Accordingly, we recorded the equity issuance and an "Other Asset" at the contract inception date, based on the fair value of the stock issued. Performance of the services is required over the contractual term, therefore we amortize the Other Asset ratably over the contractual term as a sales and marketing expense. Total expense recorded in the years ended December 31, 2004, 2003 and 2002 related to the arrangement was $265, $265 and $447, respectively. At this time, we do not expect any future fixed compensation to Accenture, however, we do expect that should certain collaborative engagements be successful, Tripos may pay performance-based compensation to Accenture.

________________________________________________________________________________________________

20. Loss Contracts

In March 2004, we announced the completion of a significant milestone in our collaboration with Schering AG. Schering accepted Tripos' AUSPYX™ data cartridge for Oracle as the foundation of their Enterprise Chemical Information Management System (ECIMS). Having successfully completed this milestone, the two companies were in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of ECIMS. This required a scope change to the then existing contract. Because these discussions were not finalized, Tripos recorded a charge in 2003 for the estimated project costs in excess of the revenues that it expected under the then current contract terms. In calculating the amount of the charge to be recorded, Tripos assumed that the project would not continue past delivery and rollout of the production system in mid-2004. This assumption led to a corresponding reduction of approximately $802 in the total revenues available under the contract through the expected mid-2004 delivery. In addition, we recorded a charge of approximately $813 for the estimated project costs in excess of the revenues expected under the previous contract terms. In calculating the amount of the charge to be recorded, Tripos was required to utilize the then existing contract terms, and could not assume that the project would continue past delivery and rollout of the production system in mid-2004. Tripos was required to accrue these excess costs so that its year-end financial statements fairly reflected the project status as of December 31, 2003. The negotiations were completed in mid-2004 and the project is progressing to the agreed schedule. Under the revised financial terms, we expect to receive payments equal to our costs to complete the project and therefore are reflecting no margin.

Included in the costs of discovery informatics for 2002 are the effects of a delayed milestone and subsequent restructuring of a contract with another customer. We expensed the anticipated costs to complete the delayed milestone in the second quarter of 2002 when it became apparent that we would incur a loss on that specific milestone. Tripos determined that the corrections and additional work required to successfully deliver the milestone would be substantial enough to cause the Company to experience a loss of $829 over the entire remaining contract period, primarily driven by the overages associated with completion of this milestone. In accordance with SOP 81-1, Tripos accrued the expected loss to complete this contract. In the fourth quarter of 2002, the delayed milestone was successfully delivered. Further, due to the complexities of the work plan and the losses incurred through the fourth quarter of 2002, the Company and the customer agreed to an amendment to the overall contract. Tripos' remaining effort under the contract was then reduced to a single milestone to be completed over the 2003 and 2004 fiscal years for a revised fixed fee. Tripos assessed the effort required to complete all its obligations under the remainder of the amended contract and determined that an additional $206 loss would be incurred over the remaining periods. Again, the Company accrued the total expected loss to complete the contract. Tripos successfully delivered the final versions of the software in the fourth quarter of 2004 and recovered a modest portion of the previously recorded losses.

________________________________________________________________________________________________

21. Stock-based Compensation Plans

In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan. Pursuant to the plan, employee purchases are limited to 10% of annual compensation. The plan originally had 250 shares reserved for issuance. In 2004 the shareholders approved an increase in the reserve of 450 shares. The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors. At December 31, 2004, 250 shares have been purchased under this plan leaving 450 shares available for issuance.

In 1994, we adopted the 1994 Stock Option Plan that is administered by the Compensation Committee and provides for incentive stock options, non-statutory stock options and stock purchase rights to be granted to our employees and consultants. Pursuant to the plan, incentive stock options can be exercised at a price which is not less than the fair value of the stock on the grant date, and non-statutory stock options and stock purchase rights can be exercised at a price which is determined by the Compensation Committee. The Compensation Committee is responsible for establishing the period over which options and rights can be exercised. Options vest at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years. All options granted have 10-year terms. The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, was in effect for ten years from the date of inception and expired during 2004. The outstanding 1,366 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

In 1994, we adopted the 1994 Director Option Plan that provides for non-statutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant. Options vest in 25% increments on the anniversary of date of grant. The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, was in effect for ten years from the date of inception and expired during 2004.

21. Stock-based Compensation Plans (continued)

This plan was amended in 2001 to allow for discretionary grants of options. The outstanding 417 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement (see Note 1). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.46% to 4.43% for 2004, 1.10% to 4.23% for 2003 and 2.13% to 5.39% for 2002; volatility factor of 0.90 for 2004, 0.97 for 2003 and 0.98 for 2002; and a weighted average expected life of the option of 5.3 years for 2004, 2003 and 2002. For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 1.29% to 4.57% for 2004, 1.10% to 4.23% for 2003 and 2.13% to 5.39% for 2002; volatility factors of 0.90 for 2004, 0.97 for 2003 and 0.98 for 2002; and a weighted average expected life of the option of 6 months. For all years presented, we used a dividend rate of zero.

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

Additional information relating to the plans is as follows (in thousands, except for earnings per share information):
Options Outstanding Summary	2004 Shares	Weighted Average Exercise Price	2003 Shares	Weighted Average Exercise Price	2002 Shares	Weighted Average Exercise Price
Beginning outstanding	1,835	$ 7.41	1,806	$ 7.60	2,160	$ 7.06
Granted	272	5.85	178	5.69	107	10.68
Exercised	(248)	2.58	(46)	2.68	(357)	4.19
Canceled/expired	(76)	8.31	(103)	9.83	(104)	11.35

Ending outstanding	1,783	$ 7.81	1,835	$ 7.41	1,806	$ 7.60

Exercisable-end of year	1,315		1,405		1,304

Weighted average fair value per share of options granted during the year	$ 4.01		$ 4.08		$ 7.89

December 31, 2004	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13-$3.94	406	3.36	$ 3.67	406	$ 3.67
$3.94-$5.71	363	7.77	5.38	122	4.92
$5.71-$6.88	391	4.42	6.17	311	6.26
$6.88-$15.13	316	5.74	9.70	237	9.97
$15.13-$19.70	307	6.74	16.27	239	16.16
$2.13-$19.70	1,783	5.50	$ 7.81	1,315	$ 7.81

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

________________________________________________________________________________________________

22. Subsequent Event

On December 22, 2004 we announced an agreement to acquire Optive Research, Inc., a software company offering discovery informatics products complementary with our own to the pharmaceutical and biotechnology industry. The transaction was completed on January 5, 2005 for a total purchase price of $7,933. The acquisition was accomplished through a merger of a newly−formed, wholly−owned subsidiary of Tripos with and into Optive, with Optive surviving as our subsidiary. Under the terms of the agreement, we issued 600 shares of our common stock with a value of $3,183 based on the market value on January 4, 2005 (a portion of which is contractually restricted) and $4,750 in cash to Optive's stockholders. The cash portion was funded by a group of new investors through the issuance of $3,500 of subordinated debt bearing an interest rate of 11.42%, 112 shares of common stock with a negotiated value of $500, and warrants to purchase 156 shares of common stock at $4.48 per share.

________________________________________________________________________________________________

23. Legal Proceedings

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

On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP as a co-defendant. In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

________________________________________________________________________________________________
24. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2004 and 2003:
	Note (a)				Note (b)
	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
Total net sales	17,316	16,100	15,903	15,460	12,617	13,844	14,001	13,686
Cost of sales	9,317	8,333	7,409	7,693	7,472	6,236	6,800	5,732
Gross profit	7,999	7,767	8,494	7,767	5,145	7,608	7,201	7,954
Operating expenses	7,143	7,032	7,601	7,849	7,606	8,443	9,060	8,244
Income (loss) from operations	856	735	893	(82)	(2,461)	(835)	(1,859)	(290)
Net income (loss)	246	(145)	156	(25)	(452)	964	1,218	370

Net income (loss) allocable to common shareholders	$ 246	$(145)	$ 156	$ (25)	$ (452)	$ 964	$ 1,218	$ 370
Net income (loss) per:
Basic share	$0.03	($0.02)	$0.02	($0.00)	$ (0.05)	$ 0.11	$0.14	$0.04
Diluted share	$0.03	($0.02)	$0.02	($0.00)	$ (0.05)	$ 0.10	$0.13	$0.04
Basic shares	9,310	9,290	9,173	9,047	8,992	8,988	8,921	8,889
Diluted shares	9,396	9,290	9,352	9,047	8,992	9,459	9,216	9,241

Note (a), Fourth quarter 2004 cost of sales include a charge totaling $890 for the write-down of ChemCore RIO capitalized software asset.

Note (b), Fourth quarter 2003 results include a charge totaling $1,600 for projected losses on our contract with Schering AG. The charge is reflected as a reduction of revenues of $802 and a loss accrual of $813 for anticipated cost overruns up to the achievement of a key delivery milestone in mid-2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tripos, Inc.

St. Louis, Missouri

     We have audited the accompanying consolidated balance sheet of Tripos, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also audited the schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripos, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the 2004 schedule presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tripos, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 4, 2005 expressed unqualified opinions on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ BDO Seidman LLP

Chicago, Illinois

February 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tripos, Inc.

     We have audited the accompanying consolidated balance sheet of Tripos, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule as of and for the two years ended December 31, 2003 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

St. Louis, Missouri

March 29, 2004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company announced the resignation of Ernst & Young LLP as the Company's external auditors effective with the filing of the Company's quarterly report on Form 10-Q that was filed on May 5, 2004. No disagreements or disputes were noted.

The Company announced the appointment of BDO Seidman LLP as the Company's new external auditors effective July 19, 2004.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Management of the Company is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Tripos. We have designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Tripos, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report is being prepared.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 and provide reasonable assurance that information required to be disclosed under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing the operating effectiveness of the controls. Our management found that no material weaknesses were noted nor a combination of significant deficiencies that when reviewed together would rise to a level of material weakness. Based upon our evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2004 and provided reasonable assurance that the accompanying financial statements do not contain any material misstatement. All internal control systems, no matter how well designed, have inherent limitations and can not provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our independent registered accounting firm, BDO Seidman, LLP, has issued their report on our assessment of internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter ending December 31, 2004 that have materially affected, or are reasonably likely to material affect our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Directors and Stockholders of Tripos, Inc.

St. Louis, Missouri

We have audited management's assessment, that Tripos, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Tripos, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

Chicago, Illinois

February 4, 2005

Part III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference. The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Audit Committee Financial Expert

The information required by this item is included under the caption "Audit Committee" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included under the caption "Related Party Transactions" within the Executive Compensation and Related Matters section of the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption "Audit Fees" and "All Other Fees" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 11, 2005 and is incorporated herein by reference.

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

The following exhibits listed in the Exhibit Index are filed with this report:

12 See Part II, Item 8; Financial Statements and Supplementary Data

23.1 Consent of BDO Seidman LLP, Independent Auditors

23.2 Consent of Ernst & Young LLP, Independent Auditors

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Chief Executive Officer and Chief Financial Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350

(b) Reports on Form 8-K filed in the fourth quarter of 2004:

Form 8-K On October 26, 2004 the Company filed an Item 9 Information Provided Under Regulation FD Disclosure of a press release announcing third quarter financial results.

Form 8-K/A On October 28, 2004 the Company filed an amendment to the prior Form 8-K to add Item 2.02 Results of Operations and Financial Condition adding a transcript of the prepared statements from a webcast.

Form 8-K On November 15, 2004 the Company filed an Item 7 Information Provided Under Regulation FD Disclosure of a press release announcing the extension of a multi-year software license agreement with Pfizer, Inc.

Form 8-K On December 23, 2004 the Company filed an Item 1.01 Entry into a Material Definitive Agreement of a press release announcing entry into an agreement to acquire Optive Research, Inc.

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

SIGNATURES

TRIPOS, INC.

By: John P. McAlister March 15, 2005

John P. McAlister, III Date

President, Chief Executive Officer and

Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, B. James Rubin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2004, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	March 15, 2005
John P. McAlister III	President and Director
(Principal Executive Officer)

/s/ B. James Rubin	Senior Vice President,	March 15, 2005
B. James Rubin	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ John D. Yingling	Vice President,	March 15, 2005
John D. Yingling	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	March 15, 2005
Ralph S. Lobdell

/s/ Stewart Carrell	Director	March 15, 2005
Stewart Carrell

/s/ Gary Meredith	Director	March 15, 2005
Gary Meredith

/s/ Ferid Murad	Director	March 15, 2005
Ferid Murad

/s/ Alfred Alberts	Director	March 15, 2005
Alfred Alberts

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, December 31, 2003 and December 31, 2004

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
2002	$ 582	$ 28	--	$ 364	$ 246
2003	246	357	--	213	390
2004	390	(50)	--	94	246

Valuation Allowance for Deferred Income Tax Assets
2002	$ 4,916	$ 124	--	--	$ 4,792
2003	4,792	817	--	--	5,609
2004	5,609	1,666	--	--	7,275

Inventory Reserve for Obsolescence
2002	$ 1,223	$ 452	--	73	$ 1,602
2003	1,602	918	--	--	2,520
2004	2,520	1,006	--	--	3,526

Exhibit Index

Exhibit

Number Description

2.1 a Distribution Agreement between Tripos and E&S

3.1 c Amended and Restated Articles of Incorporation dated January 26, 1996

3.2 a Amended and Restated Bylaws of Tripos

3.3 f Articles of Amendment to the Articles of Incorporation of Tripos, Inc. dated January 26, 1996

3.4 e Articles of Amendment to the Articles of Incorporation of Tripos, Inc. dated February 4, 2000

4.1 c Rights Agreement between Tripos and Boatmen's Trust Company, as Rights Agent, dated January 26, 1996

4.2 First Amendment to Rights Agreement between Tripos and Boatmen's Trust Company assigning the responsibilities of the Rights Agent to ChaseMellon Shareholder Services, L.L.C., dated October 13, 1998.

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

10.5 c Amendment to the 1994 401(k) Plan *

10.6 c Tripos, Inc. 1996 Director Stock Compensation *

10.7 d Tripos, Inc. 2002 Employee Stock Purchase Plan *

10.8 d Amendment to the 1994 Director Option Plan *

10.9 g Agreement and Plan of Merger Among Tripos, Inc., Owl Acquisition, Inc., Optive Research, Inc., Dr. Robert S. Pearlman and Bryan S. Koontz dated December 21, 2004.

10.10 Third Amendment to the Amended and Restated Loan Agreement with LaSalle Bank N.A. dated December 20, 2004

21.1 Subsidiaries of Tripos, Inc.

23.1         Consent of BDO Seidman LLP, Independent Auditors

23.2        Consent of Ernst & Young LLP, Independent Auditors

24.          Power of Attorney, See the signature page

31.1       Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2       Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Chief Executive Officer and Chief Financial Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350

* Management Contracts and Compensatory Plans pursuant to item 14(a)-3 of Form 10-K a Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 (SEC File No. 0-23666) and incorporated herein by reference.

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

e Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-023666) and incorporate herein by reference.

f Previously filed as an exhibit to the Company's Form 8-K filed on March 15, 1996 (SEC File No. 0-023666) and incorporate herein by reference.

g Previously filed as an exhibit to the Company's Form 8-K filed on January 10, 2005 (SEC File No. 0-023666) and incorporate herein by reference.

Exhibit 4.2

FIRST AMENDMENT TO RIGHTS AGREEMENT

Recitals

This First Amendment to Rights Agreement (the "First Amendment") is made and entered into this 13th day of October 1998 by and among NationsBank, N.A. ("NationsBank") successor by merger to Boatmen's Trust Company ("Boatmen's"), Tripos, Inc., a Utah corporation ("Tripos") and ChaseMellon Shareholder Services, L.L.C., a New Jersey limited liability company ("CMSS").

WHEREAS, Boatmen's was formerly the transfer agent for the common stock of Tripos and is the "Rights Agent" as that term is defined in, and pursuant to, that certain Rights Agreement by and between Boatmen's and Tripos dated as of January 26, 1996 (the "Rights Agreement"); and

WHEREAS, in 1997, CMSS acquired the stock transfer business of Boatmen's; and

WHEREAS, pursuant to a merger involving Boatmen's in 1998, NationsBank has succeeded to the duties and responsibilities of Boatmen's Trust under the Rights Agreement; and

WHEREAS, NationsBank desires to resign as the Rights Agent under the Rights Agreement, Tripos desires that CMSS serve as successor Rights Agent and CMSS is willing to serve as successor Rights Agent; and

WHEREAS, Section 21 of the Rights Agreement must be amended so that CMSS is able to qualify to serve as Rights Agent and at the meeting of the Board of Directors of Tripos on September 3, 1998, the Board of Directors of Tripos (i) approved the amendment of Section 21 so that CMSS shall so qualify, (ii) approved the resignation of NationsBank as Rights Agent under the Rights Agreement and (iii) approved the appointment of CMSS as the successor Rights Agent under the Rights Agreement; and (iv) authorized the proper officers to take any and all other actions deemed necessary to carry out the intent of the foregoing; and

WHEREAS, the parties hereto wish to acknowledge that immediately after the approval of the amendment of Section 21 of the Rights Agreement, NationsBank shall resign as Rights Agent and CMSS shall be appointed the successor Rights Agent; and

WHEREAS, Sections 1, 2 3, 4, 5 and 6 hereof are deemed to have occurred in the order set forth in the First Amendment, such that NationsBank shall not be deemed to have resigned as Rights Agent until the amendment of Sections 2, 20(c) and 21 of the Rights Agreement are effective, and CMSS shall not be deemed to have been appointed successor Rights Agent until NationsBank shall be deemed to have resigned and CMSS shall have made the representations and warranties to Tripos set forth in Section 5 below, following which the address of the Rights Agent shall be deemed to have changed as set forth in Section 7 below, and certain other matters pertaining to the Rights Agent set forth in the Rights Agreement shall be deemed to have changed as set forth in Section 8 below.

NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

Section 1. Section 2 of the Rights Agreement is deleted in its entirety and replaced with the following:

Section2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable.

Section 2. Section 20(c) of the Rights Agreement is deleted in its entirety and replaced with the following:

(c) The Rights Agent shall be liable hereunder to the Company and any other Person only for its own negligence, bad faith or willful misconduct, provided, however, that anything to the contrary notwithstanding, in no event shall the Rights Agent be liable for special, indirect, consequential or incidental loss or damage of any kind whatsoever, (including but not limited to lost profits), even if the Rights Agent has been advised of the likelihood of such loss or damage.

Section 3. Section 21 of the Rights Agreement is hereby modified and amended by deleting the fifth sentence (not including the caption) in its entirety and replacing it with:

Any successor Rights Agent, whether appointed by the Company or by such a court, shall be either (a) a corporation organized and doing business under the laws of the United States or of any state of the United States, in good standing, which is authorized under such laws to exercise corporate trust powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $30,000,000 or (b) an affiliate of such a corporation.

Section 4. Upon the effectiveness of the amendment of Sections 2, 20(c) and 21 of the Rights Agreement pursuant hereto, NationsBank hereby resigns as the Rights Agent under the Rights Agreement.

Section 5. Effective upon the resignation of NationsBank as Rights Agent, CMSS hereby represents and warrants that it meets the eligibility requirements to be the successor Rights Agent (as described in Section 1 of the First Amendment (which is the same as Section 21 of the Rights Agreement as amended by this First Amendment) (the "Rights Agreement as Amended").

Section 6. Effective upon the resignation of NationsBank as Rights Agent, CMSS hereby accepts, and agrees pursuant to Section 20 of the Rights Agreement as Amended to perform, all of the rights, powers, duties and obligations as Rights Agent under, and in accordance with the terms of, the Rights Agreement as Amended. In executing this First Amendment, CMSS shall be entitled to all the privileges and immunities afforded to the Rights Agent under the terms and conditions of the Rights Agreement as Amended.

Section 7. The address to which all notices and communications to CMSS as Rights Agent are to be delivered (in lieu of the prior address of Boatmen's as the prior Rights Agent) is:

ChaseMellon Shareholder Services, L.L.C.

85 Challenger Road

Ridgefield, New Jersey 07660

;

and Section 26 of the Rights Agreement is hereby deemed amended to reflect this new address for the Rights Agent.

Section 8. Henceforth the term "Rights Agent" as used in the Rights Agreement shall mean CMSS. In furtherance of the foregoing, the legend required on certificates of Tripos common stock pursuant to Section 3(c) of the Rights Agreement shall read as follows:

This certificate also evidences and entitles the holder hereof to certain rights as set forth in a Rights Agreement dated as of January 26, 1996 as amended by the First Amendment thereto dated as of October 13, 1998 between Tripos, Inc. and ChaseMellon Shareholder Services L.L.C., (the "Rights Agreement as Amended"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Tripos, Inc. Under certain circumstances, as set forth in the Rights Agreement as Amended, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Tripos, Inc. will mail to the holder of this certificate a copy of the Rights Agreement as Amended without charge after receipt of a written request therefor. Under certain circumstances, as set forth in the Rights Agreement as Amended, Rights issued to any Person who becomes an Acquiring Person (as defined in the Rights Agreement as Amended) may become null and void.

Section 9. All references in the Rights Agreement to this "Agreement" and any other references of similar import shall henceforth mean the Rights Agreement as Amended any further amendments or modifications thereof.

Section 10. Except as specifically set forth herein, the Rights Agreement is hereby ratified and confirmed in all respects and shall remain in full force and effect.

Section 11. In the event of any inconsistency or conflict between this First Amendment and the Rights Agreement, the terms, provisions and conditions contained in this First Amendment shall govern and control.

Section 12. This First Amendment may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

Section 13. Any capitalized word not otherwise defined in this First Amendment shall have the meaning given to such word in the Rights Agreement.

Section 14. The First Amendment may not be modified except by a writing signed by authorized representatives of the parties to the First Amendment.

IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to the Rights Agreement to be executed by their respective duly authorized officers as of the 13th day of October, 1998.

TRIPOS, INC.

By: /s/ Colleen A. Martin

NATIONSBANK, N.A., as resigning Rights Agent

By: /s/ Jerry L. Rector Vice President

CHASEMELLON SHAREHOLDER SERVICES, L.L.C. as successor Rights Agent

By: /s/ H. E. Bradford Vice President

Exhibit 10.10

THIRD AMENDMENT
TO
AMENDED AND RESTATED LOAN AGREEMENT

THIS THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT ("Third Amendment") is made and entered into as of this 21st of December, 2004 by and among TRIPOS, INC., a Utah corporation ("Tripos"), TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos Realty;" Tripos and Tripos Realty are sometimes collectively referred to herein as the "Obligors"), and LASALLE BANK NATIONAL ASSOCIATION (the "Lender").

WITNESSETH:

WHEREAS, pursuant to that certain Amended and Restated Loan Agreement, dated as of December 2, 2002, by and among the Obligors and Lender, Lender (i) established in favor of Tripos a revolving line of credit in the amount of $6,000,000, and (ii) made a Term Loan  to Tripos in the amount of $4,350,000, as amended by that certain First Amendment to Amended and Restated Loan Agreement dated as of October 16, 2003, and that certain Second Amendment to Amended and Restated Loan Agreement dated as of April 19, 2004 (as the same may be further amended, supplemented or otherwise modified from time to time, the "Loan Agreement"); and

WHEREAS, the Lender has agreed to the modification of certain provisions contained in the Loan Agreement and certain of the other Loan Documents upon the terms and conditions hereafter set forth.

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

2. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

      Section 2.4 (References to Covered Persons) of the Loan Agreement is hereby amended by adding "Optive Research, Inc.," before "Tripos Realty" on the third line thereof.
      Article 5 of the Loan Agreement is hereby amended by adding a new Section 5.7 which shall read as follows:

      "5.7 Third Amendment Fee.

      Borrower shall pay to Lender a "Third Amendment Fee" in the amount of $15,000 in consideration of Lender's agreement to the terms of the Third Amendment."
      Section 8.2 (Security Agreements) of the Loan Agreement is hereby amended by adding "Optive Research" after the word "Borrower" on the second line thereof.
      Section 8.4 (Pledge Agreements) of the Loan Agreement is hereby amended by adding the following at the end thereof:

      "In connection with the transactions contemplated by the Optive Research Merger Agreement, Borrower shall execute and deliver to Lender a pledge agreement pledging 100% of its stock interests in Optive Research."
      Section 15.2.3 (Notes Collaterally Assigned to Lender) of the Loan Agreement is hereby amended by adding the words, "Optive Research" after "Tripos SARL" in the second line of clause (ii) thereof.
      Section 15.2 (Investments) of the Loan Agreement is hereby amended by adding to the end thereof new Section 15.2.6 which shall read as follows:

      "15.2.6. Investment in Optive Research.

      Investment in Optive research in an amount not to exceed $5,000,000 in the aggregate, provided, that, such Investment is made in accordance with the terms of the Optive Research Merger Agreement."
      Section 15.3 (Indebtedness) of the Loan Agreement is hereby amended by adding to the end thereof new Section 15.3.9. which shall read as follows:

      "15.3.9. Horizon Indebtedness.

      The Horizon Indebtedness."
      Section 15.4 (Security Interest) of the Loan Agreement is hereby amended by adding to the end thereof a new Section 15.4.12 which shall read as follows:

      "15.4.12. Horizon Liens.

      The Horizon Liens."
      Section 15.9 (Indirect Obligations) is hereby amended by adding to the end thereof:

      ", and except for Indirect Obligations that constitute Horizon Guaranties."

      Section 15.17 (New Subsidiaries) of the Loan Agreement is hereby amended by adding the phrase "and Tripos Discovery" after the phrase "on the date hereof" on line one thereof.

      Section 16.1 (Special Definitions) is hereby amended by adding the following definition:

      "Debt Service" means, for any period of calculation, the sum of (i) Interest Expense (excluding non-cash interest charges and prepayment penalties related to the Horizon Indebtedness) and (ii) regularly scheduled principal payments of Total Funded Indebtedness."
      The definition of "EBIT" under Section 16.1 (Special Definitions) is hereby deleted and the following new definition of "EBITDA" is hereby substituted in lieu thereof:

      "EBITDA" means, for any period of calculation, an amount equal to the sum of (i) Net Income, (ii) federal, state and local income tax expense paid or accrued as a liability, (iii) Interest Expense, (iv) depreciation and amortization expense, (v) losses on the sale or other disposition of assets, (vi) extraordinary losses, minus (a) gains on the sale or other disposition of assets, and (b) extraordinary gains."
      Section 16.5 (Minimum Interest Coverage) of the Loan Agreement is hereby amended and restated as follows:

      "16.5. Minimum Debt Service Coverage.

      The Borrower covenants and agrees that the ratio of Borrower's EBITDA to the Borrower's Debt Service for the twelve month period ending December 31, 2004 and as of the end of each fiscal quarter thereafter shall at no time be less than 1.25 to 1.00."
      Section 17.1.7 (Acceleration of Other Indebtedness) is hereby amended and restated to read as follows:

      "17.1.7. Default Under Other Indebtedness.

      Any default by any Covered Person in the payment of any Indebtedness (exclusive of any Indebtedness owing to trade creditors that constitutes Permitted Indebtedness pursuant to Section 15.3.1) the principal amount of which exceeds $150,000, including without limitation the Horizon Indebtedness, beyond any period of grace provided with respect thereto or any default in the performance (beyond any period of grace provided with respect thereto) of any other term, condition or covenant contained in any agreement under which any such Indebtedness is created, the effect of which default in either case is to cause or to permit the holder of such Indebtedness to cause such Indebtedness to become due prior to its stated maturity or to terminate such other agreement."
      Section 17.1.8 (Default Under Other Agreements) is hereby amended and restated to read as follows:

      "17.1.8. Default Under Optive Research Merger Agreement.

      The occurrence of any material default or event of default by Borrower under the Optive Research Merger Agreement creating a material monetary obligation or claim for specific performance against Borrower, which is not cured or waived within 30 days thereof; provided that a termination of the Optive Research Merger Agreement pursuant to its terms or by agreement of the parties thereto shall not be deemed a default hereunder."
      Article 17 of the Loan Agreement is hereby amended by adding to the end thereof a new Section 17.1.19 which shall read as follows:

      "17.1.19. Horizon Subordination Agreement.

      The occurrence of any default by Borrower or Horizon under the Horizon Subordination Agreement, or if the Horizon Subordination Agreement becomes or is asserted to be unenforceable or void by the Borrower or Horizon."
      Exhibit 2.1 (Glossary and Index of Defined Terms) to the Loan Agreement is hereby amended by adding in appropriate alphabetical order the following definitions:

      "Horizon" -- shall mean Horizon Technology Funding Company LLC, a Delaware limited liability company, or any successor or assignee thereof as permitted by the terms of the Horizon Subordination Agreement.

      "Horizon Loan Agreement" -- shall mean that certain Venture Loan and Security Agreement dated as of December 21, 2004 by and between Horizon and the Borrower.

      "Horizon Guaranties" -- shall mean the "Guaranty" by Tripos Realty and the Guaranty by Optive Research as referenced in the Horizon Loan Agreement.

      "Horizon Indebtedness" -- shall mean the Indebtedness of Borrower owing to Horizon pursuant to the Horizon Loan Agreement.

      "Horizon Liens" -- shall mean the Security Interests granted by the Borrower, Tripos Realty and Optive Research in favor of Horizon pursuant to the Horizon Loan Agreement.

      "Horizon Subordination Agreement" -- shall mean that certain Subordination and Intercreditor Agreement dated as of December 21, 2004 by and among the Borrower, the Lender and Horizon.

      "Optive Research" -- shall mean Optive Research, Inc. a Delaware corporation.

      "Optive Research Merger Agreement" -- shall mean that certain Agreement and Plan of Merger dated as of December 21, 2004 by and among the Borrower, Optive Acquisition, Inc., a Delaware corporation, Optive Research, Dr. Robert Pearlman and Bryan S. Koontz, as in effect as of December 21, 2004."

      "Third Amendment Fee" -- shall mean $15,000.00.

      "Tripos Discovery" -- shall mean Tripos Discovery, Inc., a corporation organized under the laws of Canada.

      The following definitions contained in Exhibit 2.1 (Glossary and Index of Defined Terms) to the Loan Agreement are hereby amended and restated to read as follows:

"Guarantors" -- Tripos Realty and Optive Research.

"Guaranties" -- the unconditional guaranties of the Loan Obligations by the Guarantors in the form of Exhibit 8.5 attached hereto.

"Loan Documents" -- this Agreement, the Notes, Letter of Credit Application and reimbursement agreements, the Deed of Trust (as from time to time modified), the Security Agreements, the Guaranties, and all other agreements, certificates, documents, instruments and other writings executed in connection herewith or therewith."

"Obligors" -- shall mean Tripos, Inc., a Utah corporation, Tripos Realty, LLC, a Missouri limited liability company, and, upon effectiveness of the Third Amendment, Optive Research, Inc., a Delaware corporation.

3. Conditions to Effectiveness. This Third Amendment shall become effective when and only when the Lender shall have received (i) this Third Amendment duly executed by the Borrower and Tripos Realty together with an updated Exhibit 12 (Disclosure Schedule of Borrower) which shall include, among other items, disclosures with respect to Optive Research, (ii) the Third Amendment Fee, (iii) payment of all outstanding legal fees and costs of Lender, including those incurred in connection with this Third Amendment to the extent they have been invoiced to Borrower, (iv) evidence satisfactory to the Lender and its counsel that the transactions contemplated by the Third Amendment have been properly authorized, (v) evidence satisfactory to the Lender and its counsel that the transactions contemplated by the Optive Research Merger Agreement have been properly consummated on or before January 15, 2005 in accordance with the terms of the Optive Research Merger Agreement, (vi) a Pledge Agreement in a form satisfactory to the Lender duly executed by Optive Research, (vii) a Guaranty in a form satisfactory to the Lender duly executed by Optive Research, (viii) an Intellectual Property Security Agreement in a form satisfactory to the Lender duly executed by Optive Research, (ix) a Pledge Agreement in a form satisfactory to the Lender duly executed by the Borrower pledging to the Lender 100% of the capital stock of Optive Research, (x) a Reaffirmation of Guaranty in a form satisfactory to Lender duly executed by Tripos Realty, (xi) the Horizon Subordination Agreement in a form satisfactory to the Lender duly executed by Horizon and the Borrower, (xii) true and correct copies of all of the Subordinated Documents (as defined in the Horizon Subordination Agreement) in form satisfactory to the Lender, (xiii) evidence satisfactory to the Lender of the Borrower's compliance with the insurance requirements provided under Section 14.5 as regards Optive Research, (xiv) evidence satisfactory to the Lender that there shall not have been any event or change which has or is reasonably likely to have a Material Adverse Effect, and (xv) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Lender or its counsel, each of which shall be in form and substance satisfactory to Lender and its counsel. Upon effectiveness of this Third Amendment pursuant to the terms hereof, the amendments to Section 16.1 and Section 16.5 shall be effective as of December 31, 2004.

4. Representations and Warranties. Borrower and Tripos Realty hereby represent and warrant as follows:

(a) This Third Amendment and the Loan Agreement, amended hereby, constitute legal, valid and binding obligations of Borrower and Tripos Realty and are enforceable against Borrower and Tripos Realty in accordance with their respective terms, except to the extent that the enforceability thereof against such Covered Person may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application.

(b) Upon the effectiveness of this Third Amendment, Borrower and Tripos Realty hereby reaffirm all covenants, representations and warranties made in the Loan Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Third Amendment.

(c) No Event of Default or Default has occurred and is continuing or would exist after giving effect to this Third Amendment.

(d) The Covered Persons have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

5. Consents. In connection with the transactions contemplated by the terms of the Optive Research Merger Agreement, it is anticipated that the Horizon Indebtedness may be funded and the Horizon Liens may be granted prior to the effectiveness of the amendments described in Section 2. In order to facilitate such arrangements, Lender hereby consents to the funding of the Horizon Indebtedness into escrow pursuant to the terms of that certain Escrow Agreement dated as of the date hereof and the granting of the Horizon Liens in connection therewith.

6. Effect on the Loan Agreement.

(a) Upon the effectiveness of this Third Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan agreement as amended hereby.

(b) Except as specifically amended herein, the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c) Except as expressly provided under Section 5 hereof, the execution, delivery and effectiveness of this Third Amendment shall not operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, the Loan Documents, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

7. Governing Law. This Third Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

8. Headings. Section headings in this Third Amendment are included herein for convenience of reference only and shall not constitute a part of this Third Amendment for any other purpose.

9. Counterparts. This Third Amendment may be executed by the parties hereto in one or more counterparts, each of which taken together shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, this Third Amendment has been duly executed as of the day and year first written above.

TRIPOS, INC.

By: /s/ B. James Rubin

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

TRIPOS REALTY, LLC

(as Obligor and acknowledged as Guarantor)

By: TRIPOS, INC., its sole member

By: /s/ B. James Rubin

Name: B. James Rubin

Title: Senior Vice President & Chief

Financial Officer

LASALLE BANK NATIONAL ASSOCIATION

By: /s/ Tom Harmon

Name: Tom Harmon

Title: First Vice President

Section 22.1 Notice
Address: One North Brentwood
Suite 950
Clayton, MO 63105
314-621-1612 (Fax)

Exhibit 21.1

Subsidiaries of Tripos, Inc.

Tripos Realty, LLC; Missouri

Tripos Discovery Inc.; Canada

Tripos UK Holdings Ltd.; U.K.

Tripos UK Ltd.; U.K.

Tripos Discovery Research Ltd.; U.K.

Tripos GmbH; Germany

Tripos SARL; France

Optive Research, Inc.; Delaware

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

Tripos, Inc.

St. Louis, Missouri

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-79610, 333-09459, 333-33163, 333-61829, 333-102015 and 333-102065) of Tripos, Inc. of our reports dated February 4, 2005 relating to the consolidated financial statements, financial statement schedule, and the effectiveness of Tripos, Inc.'s internal control over financial reporting, which appears in this Form 10-K.

/s/ BDO Seidman LLP

Chicago, Illinois

March 14, 2005

Exhibit 23.2

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following registration statements of our report dated March 29, 2004 with respect to the consolidated financial statements and financial statement schedule as of and for the two years in the period ended December 31, 2003 of Tripos, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2004.
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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 9, 2005

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John P. McAlister, certify that:

1. I have reviewed this annual report on Form 10-K of Tripos, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 15, 2005

     /s/ John P. McAlister

     John P. McAlister

     Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, B. James Rubin, certify that:

1. I have reviewed this annual report on Form 10-K of Tripos, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 15, 2005

     /s/ B. James Rubin

     B. James Rubin
     Chief Financial Officer

EXHIBIT 32.1

Written Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Tripos, Inc. (the "Company"), each hereby certifies that, to his knowledge on the date hereof:

(a) the Annual Report on Form 10-K of the Company for the Year Ended December 31, 2004 filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John P. McAlister

John P. McAlister

Chief Executive Officer

March 15, 2005

/s/ B. James Rubin

B. James Rubin

Chief Financial Officer

March 15, 2005