Form 10-Q/A
period 2005-03-31
TRIPOS INC
filed 2005-05-31
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 09, 2005: 10,089,981 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statements of Operations for the Three-Months Ended March 31, 2005(Unaudited) and March 31, 2004 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II OTHER INFORMATION	26
SIGNATURES	27

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)	03-31-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 5,616	$ 4,171
Marketable securities	71	341
Accounts receivable, less allowances for doubtful accounts of $242 and $246, respectively	9,809	15,666
Inventory	10,370	12,007
Deferred income taxes	--	29
Prepaid expenses	6,826	5,603
Total current assets	32,692	37,817

Property and equipment, less accumulated depreciation	29,778	30,672
Capitalized development costs, less accumulated amortization	2,758	2,159
Goodwill	5,142	965
Intangible assets, less accumulated amortization	4,023	90
Investments recorded at cost	1,433	1,397
Other assets, net	--	22
Total assets	$ 75,826	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,718	$ 4,514
Current portion of capital leases	3,706	3,689
Accounts payable	1,638	1,796
Accrued expenses	5,974	8,950
Deferred revenue	19,603	21,945
Total current liabilities	33,639	40,894

Long-term portion of capital leases	1,634	2,653
Long-term debt	6,935	--
Deferred income taxes	1,419	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,088 shares as of Mar. 31, 2005 and 9,359 shares as of Dec. 31, 2004.	101	94
Additional paid-in capital	41,301	37,394
Retained earnings (deficit)	(8,300)	(8,089)
Other comprehensive loss	(903)	(1,533)
Total shareholders' equity	32,199	27,866

Total liabilities and shareholders' equity	$ 75,826	$ 73,122

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	03-31-2005	03-31-2004
Net sales:
Discovery informatics products & support	$ 6,263	$ 5,974
Discovery informatics services	668	715
Discovery research products & services	8,102	8,727
Hardware	10	44
Total net sales	15,043	15,460

Cost of sales	7,907	7,693
Gross profit	7,136	7,767

Operating expenses:
Sales and marketing	2,945	3,142
Research and development	1,921	2,828
General and administrative	1,965	1,879
Total operating expenses	6,831	7,849

Income (loss) from operations	305	(82)

Interest expense	(388)	(231)
Other (loss) income , net	(199)	273
Loss before income taxe benefit	(282)	(40)

Income tax benefit	(71)	(15)
Net loss	$ (211)	$ (25)

Basic and diluted loss per share	$ (0.02)	$ (0.00)
Basic and diluted weighted average number of shares	10,060	9,047

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Three Months Ended
	03-31-2005	03-31-2004
Operating activities:
Net loss	$ (211)	$ (25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,328	609
Amortization of capitalized development costs & intangibles	180	68
Amortization of debt discount	14	--
Appreciation in foreign currency hedge instruments	2	757
Deferred tax benefit	(237)	(243)
Gain from sale of marketable securities	(182)	(144)
Impairment loss on long-term investment	88	--

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,565	4,677
Inventories	1,348	1
Prepaid expenses and other current assets	(1,618)	1,221
Accounts payable and accrued expenses	(3,049)	(2,251)
Deferred revenue	(1,675)	4,472
Net cash provided by operating activities	1,553	9,142

Investing activities:
Purchases of property and equipment	(1,076)	(1,101)
Capitalized development costs	(599)	--
Acquisition of business, net of cash received	(4,779)	--
Proceeds from the sale of marketable securities	338	196
Investment in unconsolidated affiliates	(125)	(188)
Net cash used in investing activities	(6,241)	(1,093)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	8	17
Proceeds from issuance of common stock	500	--
Net borrowings (repayments) under revolving line of credit	1,900	(1,500)
Proceeds from issuance of long-term debt and capital leases	3,500	341
Payments on long-term debt and capital lease obligations	(851)	(2,945)
Net cash provided by (used in) financing activities	5,057	(4,087)

Effect of foreign exchange rate changes on cash and cash equivalents	1,076	(381)

Net increase in cash and cash equivalents	1,445	3,581

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 5,616	$ 6,526

See accompanying notes.

Item 1. Financial Statements (continued)

Supplemental Disclosure of Cash Flow Information

Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Amounts in thousands)	Three Months Ended
	03/31/2005	03/31/2004
Noncash investing activities
Increase (decrease) in fair value of marketable securities, net of tax effect	$ 42	$ 7

In January 2005, the Company acquired Optive Research, Inc. for $4,750 in cash, 600 shares of the Company's common stock valued at $3,183 and direct costs of the acquisition. The related assets and liabilities at the acquisition date were as follows (amounts in thousands):

Cash	$ 647
Accounts receivable	809
Prepaids & other	30
Equipment, net	40
Intangible assets	4,080
Goodwill	4,177
Total assets acquired	9,783

Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)
Common stock issued to sellers	(3,183)

Cash paid	$ 5,426

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

Item 1. Financial Statements (continued)

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services. In addition, we have established strategic collaborations with several of the companies based on our specific unique capabilities. Representative pharmaceutical clients include: Sanofi-Aventis, Bayer, Bristol-Myers Squibb, Pfizer, and Schering AG. Representative biotechnology clients include: CeNeS, BioTie and Chronogen.

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

  Discovery Informatics Products and Services. The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings. These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas. We recently introduced Windows®-based programs such as Lithium®, BenchwareTM and SARNavigator™, along with other desktop systems to reach beyond the traditional computational chemistry user base within life science research organizations: LITHIUM facilitates visualization and communication of computational models to other parts of the organization; Benchware enables combinatorial library enumeration and design to be performed by bench scientists; and SARNavigator provides an intuitive means of high-throughput screening (HTS) data analysis.

Additional new Tripos products and technologies will enable management of modern research laboratory operations as well as data analysis: the Tripos Electronic Notebook™ provides researchers with a common interface to enter all experimental data and store such knowledge and experience for future query and retrieval; ChemCoreRIOTM is a chemical registration, inventory and ordering system; ModelBaseTM is an Oracle® based system for storage and retrieval of computational and therapeutic product knowledge; and the Auspyx® data cartridge is a supporting technology for storing and searching chemical data within Oracle relational databases. These products and technologies are provided to clients through a license arrangement and typically involve some services to facilitate a smooth implementation. Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

  Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound analysis, design and synthesis and a complete suite of lead discovery, optimization, and recovery projects on a fee per service basis. Certain projects are focused on specific therapeutic targets that may result in our obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when we invest through contribution of discounted services or of in-kind products or

Item 1. Financial Statements (continued)

services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available. Our intent is to pursue improved returns from these projects. We do not seek to become a therapeutics company.

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. For a further description of accounting policies, please refer to the "Critical Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition

Discovery Informatics Products

We recognize revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from informatics software license agreements are recognized when each of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

We allocate revenues on perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support services, and training. We sell training separately and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis. Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one-year), and training

Item 1. Financial Statements (continued)

and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.

Term and Bundled licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement. We do not have VSOE to determine fair value of the maintenance and support in term arrangements and therefore recognize revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.

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

DIS also includes software development ("SD") projects that are contractual arrangements with customers for use of our software developers in an effort to develop a scientific software tool for use in drug discovery. Billings may be on a time and materials basis; accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates. Other contracts may be accounted for under milestone or completed contract basis depending on the negotiated terms. For these arrangements, cost and revenues are deferred until achievement of the milestone or completion of the contract.

Discovery Research Products and Services

Discovery research sales include: (1) sales of chemical compounds from inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

We recognize revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer. This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 101 issued by the U.S. Securities and Exchange Commission ("SEC"). For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds. A purchase order may also be received as confirmation. As stated above, revenue is not recognized until the compounds have been shipped to the customer. The selling price for compounds is fixed according to the terms of the contract or customer's purchase order. Payment terms for chemical compound

Item 1. Financial Statements (continued)

transactions are Net 30 days. We have experienced very few bad debts arising from these product transactions; as a result, collectibility is reasonably assured.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Discovery research activities may involve lead compound optimization projects, custom synthesis, and compound design. These contracts generally call for non-refundable contractual fees tied to time and materials. Accordingly, revenues under contracts of this type are recorded on a time and material basis. When contracts to perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred. Revenue and the contract costs are then recorded upon delivery and acceptance.

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

The following table illustrates the effect on net income and earnings per share for the three-months ended March 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", to stock-based employee compensation.

	Three-month Period
	03-31-2005	03-31-2004
Net loss as reported	$ (211)	$ (25)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	115	239
Pro forma net loss	$(326)	$ (264)

Pro forma loss per share:
Basic and diluted- as reported	$(0.02)	$ (0.00)
Basic and diluted- pro forma	$(0.03)	$ (0.03)

Item 1. Financial Statements (continued)

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. In accordance with FAS 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the period plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development cost, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards. Deferred taxes do not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts have been deemed to be permanently invested. Estimating the deferred tax position on these amounts is not practical.

The effective tax rate for 2005 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. from prior tax years (each ending December 31). Valuation allowances established for deferred tax assets related to net operating losses does not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

(2)     Contingent Liabilities

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant. In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

Item 1. Financial Statements (continued)

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three-month Period
	03-31-2005	03-31-2004
Net loss	$ (211)	$ (25)
Unrealized gain (loss)on marketable securities	42	7
Less: reclassification for gains included in net income	(113)	(90)
Foreign currency translation adjustments	701	321
Comprehensive income	$ 419	$ 213

The components of accumulated other comprehensive income, net of related tax, at March 31, 2005 and December 31, 2004 were as follows:

	03-31-2005	12-31-2004
Foreign currency translation adjustments	$ (928)	$ (1,629)
Unrealized gain on marketable securities	25	96
Accumulated other comprehensive loss	$ (903)	$ (1,533)

(4)     Significant Customers

During the first quarter of 2005, revenues from Pfizer, Inc. represented 46% of total net sales. For the same period in 2004, Pfizer represented 57% of total net sales. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries.

Item 1. Financial Statements (continued)

(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

	Three-months Ended
	03-31-2005	03-31-2004
Numerator:
Numerator for basic earnings per share--net loss	$ (211)	$ (25)
Denominator:
Denominator for basic earnings per share--Weighted average shares	10,060	9,047
Effect of dilutive securities:
Employee stock options --Note A	--	--
Denominator for diluted earnings per share--Adjusted weighted average shares	10,060	9,047
Basic and diluted loss per share	$ (0.02)	$ (0.00)

For additional disclosures regarding earnings per share, see the notes to the Company's 2004 consolidated financial statements in its Form 10-K.

--Note A: For the three-months ended in 2005 and 2004, weighted average shares outstanding did not include 78 shares and 299 shares, respectively, related to the effect of employee stock options as their inclusion would have been anti-dilutive.

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. A portion of the inventory is used in discovery research projects. Depreciation of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at March 31, 2005 and December 31, 2004 were:

	03-31-2005	12-31-2004
Raw materials	$ 2,170	$ 2,124
Work in process	5,379	6,594
Finished goods	6,398	6,815
Reserve for obsolescence	(3,577)	(3,526)
Total inventory	$ 10,370	$ 12,007
Costs of discovery research projects included in Work in Process and Finished Goods above	$ 5,557	$ 7,468

Item 1. Financial Statements (continued)

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms generally range from one to three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after March 31, 2005:

Revenues to be recognized in:	Amount
2005	$ 15,321
2006	10,067
2007	5,361
2008 and later	335
Total	$ 31,084

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to March 31, 2005 (amounts not included in the accompanying balance sheets at March 31, 2005).

Amounts to be billed in:	Amount
2005	$ 7,582
2006	7,367
2007	1,093
2008	60
Total	$ 16,102

(8)     Goodwill and Other Intangible Assets

At March 31, 2005 and 2004, the Company had the following intangible asset balances:

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$ 3,760	$ 123	$ --	$ --
Noncompete agreements	320	21	--	--
Patents and trademarks	183	96	183	93
Total	$ 4,263	$ 240	$ 183	$ 93

Amortization expense was approximately $47 and $3 for the three-month periods ended March 31, 2005 and 2004, respectively. Estimated annual amortization expense for the next 5 years is: 2005 - $588; 2006 - $588; 2007 - $578; 2008 - $576 and 2009 - $120.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2004	$ --	$ 965	$ 965
Acquisition of Optive Research, Inc.	4,177	--	4,177
Balance at March 31, 2005	$ 4,177	$ 965	$ 5,142

The goodwill related to the acquistion of Optive is not tax deductible.

Item 1. Financial Statements (continued)

(9)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage averaged 4.8% during the first quarter of 2005. As of March 31, 2005, $3,861 was remaining on the mortgage.

The revolving facility was a one-year commitment for a $6,000 line of credit. Covenants under the revolving facility include minimum interest coverage, minimum shareholders' equity, maximum capital expenditure and an annual clean down period of 30 consecutive days in which no borrowings are outstanding. We were in compliance with all covenants as of March 31, 2005 and March 31, 2004 and achieved the 30-day clean down provision in July 2004. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At March 31, 2005, we had $2,500 of borrowings outstanding. Due to the one-year commitment of the amended credit facility, draws on the line of credit are classified as short-term debt.

Subsequently, in April 2005, the Company and LaSalle Bank entered into an amendment to the existing credit facility and mortgage loan. The revolving line of credit continues as a one-year commitment, however, borrowing capacity increased to $6,500. All other terms of the revolving line of credit remain the same, including all covenants. At December 31, 2004, the balance owed on the mortgage note of $3,914 was presented as a current liability on the balance sheet since it was due within a one-year period. The April 2005 amendment extends the maturity of the mortgage from December 2, 2005 to April 18, 2008, therefore amounts due in excess of one year, $3,643, have been classified as long-term liabilities while $218 remains classified as short-term.

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%. The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly payments of $135 beginning on August 1, 2006. Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment. In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share. 156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48. When taken as a whole, these transactions resulted in an original issuance debt discount of $222 that is being amortized to interest expense over the life of the loan.

(10)     Long-term Investments

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of March 31, 2005 we had invested $1,875 or 75% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. The fund's managers determined that certain investments were impaired. We recorded our pro-rata share of the fund's investment impairments, totaling $88 in the first quarter of 2005.

Item 1. Financial Statements (continued)

(11)     Segments

The Company operates in two industry segments, Discovery Informatics and Discovery Research. The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies. High-end services offered are based on application by Tripos of its proprietary high-throughput combinatorial chemistry, and Tripos' ChemspaceTM database searching and selection technologies, including the Lead HoppingTM method for quick identification of alternative chemistries for the customer's problem.

Summarized financial information concerning the industry segments follows:

DI=Discovery Informatics

DR=Discovery Research

	Three Months-End March 31,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$ 6,273	$ --	$ 6,273	$ 6,018	$ --	$ 6,018
DI services	668	--	668	715	--	715
DR products & services	--	8,102	8,102	--	8,727	8,727
Total revenues	$6,941	$ 8,102	$ 15,043	$ 6,733	$ 8,727	$ 15,460

Depreciation & amortization	$ 408	$ 950	$ 1,358	$ 130	$ 426	$ 556
Non-allocated corporate			150			121
Depreciation & amortization on statement of operations			$ 1,508			$ 677

Operating income	$ 1,093	$ 683	$ 1,776	$ 918	$ 711	$ 1,629
Non-allocated corporate departments			(1,471)			(1,711)
Operating income (loss) on per statement of operations			$ 305			$ (82)

Long-lived assets	$ 17,471	$ 24,230	$ 41,701	$ 9,468	$ 23,543	$ 33,011

Total assets (1)	$ 28,829	$ 41,381	$ 70,210	$ 22,341	$ 41,261	$ 63,602
Consolidated cash			5,616			6,526
Total assets on balance sheet			$ 75,826			$ 70,128

  Excludes cash and cash equivalents of $5,616 and $6,526 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

Item 1. Financial Statements (continued)

(12)     Business Combination

On December 22, 2004 we announced an agreement to acquire Optive Research, Inc. ("Optive"), a U.S. software company offering discovery informatics products complementary with our own to the pharmaceutical and biotechnology industry. We acquired Optive to maintain access to products presently being distributed by us and to gain access to new technologies being developed. The transaction was completed on January 5, 2005, for consideration including cash and stock. The acquisition was accomplished through a merger of a newly−formed, wholly−owned subsidiary of Tripos with and into Optive, with Optive surviving as our subsidiary. Under the terms of the agreement, we issued 600 shares of our common stock with a value of $3,183 (a portion of which is restricted and will vest evenly on a semi-annual basis over 2 years) and $4,750 in cash to Optive's former shareholders. The cash portion was funded by a group of new investors through the issuance of $3,500 of subordinated debt bearing an interest rate of 11.42%, 112 shares of common stock with a negotiated value of $500 and warrants to purchase 156 shares of common stock at $4.48 per share. Optive's operating revenues prior to the acquisition were approximately $2,400, including nearly $900 of royalty payments made by us. The purchase price, including estimated direct acquisition costs, has been allocated as follows:

Cash	$ 647
Accounts receivable	809
Prepaid expenses	30
Property & equipment, net	40
Intangible software & non-compete agreements	4,080
Goodwill	4,177
Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)

The allocation of purchase price is subject to change pending the completion of the Company's valuation of tangible and intangible assets acquired. The Company does not expect any such changes to be material.

Optive's results of operations are included in our consolidated statements of operations from the date of acquisition.

(13)     New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based

Item 1. Financial Statements (continued)

13)     New Accounting Pronouncements (continued)

method and the recording of such expense in our consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R). Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year. As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006. We are currently evaluating the requirements of FAS 123R, but because we are presently accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations effective upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections made by management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Cautionary Statements -- Additional Important Factors to be Considered" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Tripos' Form 10-K for 2004. Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Overview

We provide products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Our offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through our own chemistry laboratories, we can also make those compounds for our clients. Through strategic partnerships, we can also test compounds for our clients.

The industries that we serve are highly research driven. Industry trade publications state that mature pharmaceutical companies typically spend between 12% and 20% of their annual revenues on research in the search for new blockbuster drugs. This research process consists of several phases from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans. Our offerings are most relevant to the initial phase of this activity. Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process. Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, it may reduce or increase investment in the other phases of research. Further, decisions by the pharmaceutical

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

industry concerning their research investments are strongly influenced by decisions by the various governments of the world regarding drug pricing and regulation.

Our software products are sold on a renewable license basis, typically with a term of one or three years. This business is generally predictable, as we have experienced high renewal rates in the past for licenses. Our management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals. Our service businesses, both informatics and chemistry, are much less predictable. The sales cycles for these offerings are typically long -- from six months to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world. To forecast potential business in these areas, our management strives to closely interact with the management of our customers and is closely involved in business development activities for service projects.

Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component. Risk management in these projects begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones. Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client. To mitigate the project difficulties, we have developed a process focus and management monitors milestones in the project plan according to the process workflow. Despite these efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

Having been a public company spin-off in 1994 with limited capital, we have focused on profitability and cashflow. That said, the company has not always been profitable, but we have achieved profitability in certain years. Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by the proceeds from the sale of certain investments, cash from operations, temporary use of debt capacity, and grant funding from the British government.

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

We have analyzed the other elements included in our multiple-element arrangements involving perpetual licenses, and determined that we have sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training. VSOE for PCS and training is established based upon the price charged when those elements are sold separately. For PCS this is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses. Training is charged consistently from our price list.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Bundled licenses:

In 1998, we began offering time-based bundled licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement. A bundled license includes specific software modules, specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Our software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration, although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled arrangements is the same as that provided to customers under perpetual agreements. Bundled contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new software products upon their release, the customer must enter into a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract term.

Term licenses:

Term licenses represent one-year arrangements for a software product with an additional charge for one-year of PCS. The price is taken from our price list by product. The support renewal fee is a fixed percentage of the software price (similar to perpetual model). The PCS provided under term arrangements is the same as that provided to customers under perpetual agreements. Software and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under these license agreements are recognized ratably over the contract term.

Our integration of chemistry and biological data in the life sciences industries creates a revenue stream for discovery informatics services (software consulting). To serve this market, we maintain a staff of specialists who use our proprietary technology, such as MetaLayer, Lithium, FormsBuilder, Tripos Electronic Notebook, ChemCoreRIO and AUSPYXTM technologies to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies.

We develop and manufacture general screening compound libraries for sale to the life sciences industry for a fee per compound delivered. This has created the opportunity to offer follow-up discovery research methods to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and access to biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We license discovery informatics tools to customers, provide ongoing support (including upgrades selected by customers) and provide informatics services to customers that enable integration of our existing and newly developed discovery tools to customers' discovery operations. We generally expense research and development costs associated with software enhancements and new functionality. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales. Certain software development projects require substantial commitments of time and resources. Costs of these projects are capitalized upon achievement of technological feasibility and/or a working model according to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86.

Quarterly expenses include the costs of research and development for software development and new chemistry research. We believe that core selling and administrative costs will remain generally consistent as a percentage of sales on an annual basis. Variability in quarterly expenses primarily occurs in relation to the level of revenues. This is due to sales compensation, bonuses, staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic and competitive conditions. Because much of our informatics product licenses and PCS revenue along with our contracted discovery research revenue is recognized ratably over multiple periods, fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific projects. Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the first quarter of 2005 were $15,043 compared to $15,460 in 2004, a decrease of 3%. Discovery informatics products and support sales increased 5% to $6,263 in 2005 from $5,974 for same period in 2004. This increase is primarily attributable to a larger base of contract values from existing time-based license customers along with revenues from our recently acquired Optive Research subsidiary. Discovery informatics services revenues for the first quarter of 2005 decreased 7% to $668. The reduction in this area's revenues was attributable to an overall reduction in the number and size of ongoing projects in the current year. The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones. Discovery research sales accounted for $8,102 in the first quarter of 2005 and $8,727 in the same period in 2004, a decrease of 7%. This decrease in discovery research business was attributed to lower levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") that was partially offset by incremental work for other customers. As previously disclosed, revenues from the Pfizer Contract were expected to be lower in 2005 than 2004 as the project moves toward completion. Hardware sales decreased by 77% to $10 for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

first quarter 2005 from $44 in 2004. We do not actively market hardware products, but rather facilitate customer demand when required.

Net sales for the Company's activities outside of North America represented approximately 80% for both three-month periods ending March 31, 2005 and 2004. North American net sales, accounting for roughly 20% of 2005 and 2004 total first quarter sales. Net sales in Europe decreased 5% for the first quarter of 2005 compared to 2004, and accounted for 74% and 76%, respectively, of total sales. This decrease in Europe is principally related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our U.K. office. Net sales in the Pacific Rim increased by 27% for the first quarter of 2005 compared to the same period in 2004. The increase was driven primarily by incremental perpetual informatics licenses in 2005 versus 2004. The Pacific Rim accounted for 6% and 4% of net sales for three-month periods in 2005 and 2004, respectively.

Cost of sales for the three-month period ending March 31, 2005 increased 3% to $7,907 compared to $7,693 for the same period in 2004. Cost of sales as a percent of net sales was 53% and 50% for the three-month periods in 2005 and 2004, respectively. Driving the increase in cost of sales for the first quarter of 2005 was amortization of the informatics product-related intangibles acquired in the Optive Research transaction and incremental costs of handling our LeadQuest compound sales. The cost of sales of discovery research activities in 2004 were impacted by the adverse effect of foreign currency (U.S. dollar to Great Britain Pound). The currency effect in the first quarter of 2005 was less than that of the same period in 2004.

Gross profit margin for the first quarter 2005 declined to 47% of total net sales versus 50% in the first quarter of 2004. Principal contributors to the decrease in overall gross margin were higher royalties from certain discovery software sales, the recognition of zero margin from the milestone delivery under the Schering contract, higher costs to process small chemical compound orders and amortization of the product-related intangibles acquired with Optive Research, Inc. We will not recognize gross margin, if any, on the Schering discovery informatics consulting contract until the project is completed due to its historical experience of losses on the assignment. The majority of the discovery informatics service revenues in the first quarter of 2005 were attributable to the Schering contract. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses decreased 6% to $2,945 for the first quarter of 2005 from $3,142 in the same period in 2004. Sales and marketing expenses as a percentage of net sales were 20% for both three-month periods in 2005 and 2004, respectively. The decrease in sales and marketing spending was attributable to lower employee costs and the expiration of certain consulting relationships.

Research and development expenses decreased by 32% to $1,921 from $2,828 and represented 13% and 18% of net sales for the three-month periods in 2005 and 2004, respectively. The decline in quarterly R&D expense year-over-year was attributable to reductions to staff in certain areas of our informatics group, capitalization of $600 of costs for development related to discovery informatics products that have achieved technological feasibility and inventoried costs related to our innovative Lead Discovery chemistry projects.

General and administrative expenses increased 5% to $1,965 in 2005 from $1,879 for the first quarter of 2004, respectively, and represent 13% and 12% of net sales for the corresponding periods. Higher administrative costs at our expanded U.K. chemistry facility more than offset expense reducution in other areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense and other income (loss), net decreased to a loss of $587 in the first quarter in 2005 from income of $42 in the same period in 2004. The 2005 losses resulted from a currency loss of $320, net interest expense of $360 (net of interest income), and recording of an unrealized loss of $88 on our pro-rata share of an investment held in the A.M. Pappas Life Science II fund. Offsetting these losses was a gain of $182 from the sale of shares of NuVasive, Inc. (a recent IPO distribution from the A.M. Pappas Life Science II fund). In the same period of 2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with a small currency gain partially offset by net interest expense of $167. We completed the sale of our Arena holdings in the first quarter of 2004.

Income tax benefit was $71 for the first three-months of 2005 compared to $15 for the same period in 2004, which represent effective tax rates of 25% and 38%, respectively. The 25% effective tax rate for 2005 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the utilization of certain net operating loss carryforwards in 2005.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2005 was $1,553. The primary sources of cash were from reductions in accounts receivable of $5,565, reductions in inventory of $1,348 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, of $1,522, combined. These increases of cash were partially offset by payments of accounts payable and accrued expenses of $3,049 along with additions to prepaid expenses of $1,618 with a reduction in deferred revenue of $1,675. Net cash provided by operations in 2004 was $9,142. Sources of operating funds for 2004 were net collections of accounts receivable of $4,677, reductions in prepaid expenses of $1,221, increased deferred revenue of $4,472 plus the add-back of non-cash depreciation and amortization expenses of a combined $677 and a net reduction in the amount of foreign currency forward contracts outstanding of $757. Operating funds used in 2004 were from a net loss of $25, changes in net deferred tax position of $243, reductions of accounts payable & accrued expenses of $2,251, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. The primary differences in cashflow from operations year-over-year arises from higher prepaid royalties in 2005 and receipt of $3,600 advance funding of technology access fees (deferred revenue) in the first quarter of 2004.

Cash used in investing activities during 2005 totaled $6,241 and were for property and equipment acquisitions of $1,076, capitalized development costs for our discovery informatics software products of $599 and the cash used in the acquisition of Optive Research, Inc. of $4,779. These were partially offset by $338 of gross proceeds from the sale of NuVasive shares. Over the next 12 to 18 months, we will be required to fund the remainder of our investment commitment ($625) to the A.M. Pappas Life Science II Fund. Cash used in investing activities in 2004 was $1,093 generated principally from the acquisitions of capital expenditures of $1,101, investment in the A.M. Pappas Life Science Ventures II of $188 partially offset by the proceeds from the sale of Arena shares of $196.

For 2005, $5,057 of cash was generated through financing activities from the issuance of common stock of $500 and subordinated debt of $3,500 to fund part of the acquisition of Optive Research and the issuance of shares under our employee stock plans of $8. We had a net increase in outstanding borrowings on our line of credit with LaSalle Bank of $1,900 that were partially offset by payments on our mortgage and capital leases of $851. For the first three-month period in 2004, the net cash used in financing activities was $4,087, consisting of payments on bank loans and capital lease arrangements totaling $4,445, less proceeds from additional capital leases of $341 and the issuance of shares under our employee stock plans of $17.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subsequent to March 31, 2005, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility is now $6,500, which is an increase of $500 in available credit. The maturity date on the mortgage loan has been extended from December 2005 to April 2008. All other terms and conditions, including covenants, remain unchanged. At March 31, 2005, we had borrowings outstanding of $2,500 on the line of credit that were included in short-term debt.

Activities over and above normal operations may require additional sources of funding that are not presently identified. However, we believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank, and incremental capital leases, if any, we will be able to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We expect that our capital expenditure requirements will be substantially lower than in recent years due to the completion of our chemistry laboratory expansion.

Despite current capital markets uncertainties, we may decide to seek additional financing to support our objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research laboratories, fund participation in new therapeutic collaborations, or enhance our capital base for other purposes. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the credit facilities available to us.

Critical Accounting Policies

For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2004. In addition, with the acquisition of Optive, which closed in the first quarter of 2005, management has determined that the accounting policies related to goodwill and other intangible assets should be included as one of the Company's identified critical accounting policies. The cost of acquired companies is allocated first to their identifiable tangible and intangible assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of of liabilities assumed, is recorded as goodwill and is subject to impairment tests at least annually as required by Statement of Financial Accounting StandardsNo. 142, "Goodwill and Other Intangible Assets." If the impairment test indicates that the carrying value of goodwill exceeds its fair value, than an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value.

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

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although during 2004 and currently, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $15.5 million at December 31, 2004. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been approximately $1.6 million at December 31, 2004. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          No updates. See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description. Reference is made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2004 for a detailed description of legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

          None

Item 5.     Other Information

          None

Item 6.     Exhibits

10.20 Fourth Amendment to the Amended and Restated Loan Agreement with LaSalle Bank, N.A. dated April 18, 2005.

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

TRIPOS, INC.
Date:	May 10, 2005	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 10, 2005	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	May 10, 2005	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary

Exhibit 10.20

FOURTH AMENDMENT
TO
AMENDED AND RESTATED LOAN AGREEMENT

THIS FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT ("Fourth Amendment") is made and entered into as of this 14th day of April, 2005 by and among TRIPOS, INC., a Utah corporation ("Tripos"), TRIPOS REALTY, LLC, a Missouri limited liability company ("Tripos Realty;" Tripos and Tripos Realty are sometimes collectively referred to herein as the "Obligors"), and LASALLE BANK NATIONAL ASSOCIATION (the "Lender").

WITNESSETH:

WHEREAS, pursuant to that certain Amended and Restated Loan Agreement, dated as of December 2, 2002, by and among the Obligors and Lender, Lender (i) established in favor of Tripos a revolving line of credit in the amount of $6,000,000, and (ii) made a Term Loan  to Tripos in the amount of $4,350,000, as amended by that certain First Amendment to Amended and Restated Loan Agreement dated as of October 16, 2003, that certain Second Amendment to Amended and Restated Loan Agreement dated as of April 19, 2004 and that certain Third Amendment to Amended and Restated Loan Agreement dated as of December 21, 2004 (as the same may be further amended, supplemented or otherwise modified from time to time, the "Loan Agreement"); and

WHEREAS, the Lender has agreed to the modification of certain provisions contained in the Loan Agreement and certain of the other Loan Documents upon the terms and conditions hereafter set forth.

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

2. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

(a) Section 3.1.1 (Aggregate Amount, Reductions) of the Loan Agreement is hereby amended by deleting the reference to "6,000,000" and substituting in lieu thereof the figure "6,500,000".

(b) Section 15.5 is hereby amended and restated as follows:

"Revolving Loan Thirty Day Reduction.

During each Loan Year, for a period of thirty (30) consecutive days, shall not permit the aggregate Revolving Loans, exclusive of LOC Obligations, to exceed Zero Dollars in amount. As used herein, "Loan Year", means the 12 month period from April 18 of any calendar year through and including April 17 of the immediately next following calendar year."

(c) The definition of "Revolving Loan Maturity Date" contained on Exhibit 2.1 (Glossary and Index of Defined Terms) is hereby amended by deleting the reference to April 18, 2005" and substituting in lieu thereof the date "April 18, 2006".

(d) The definition of "Revolving Note" contained on Exhibit 2.1 (Glossary and Index of Defined Terms) is hereby amended by adding the following phrase to the end thereof:

", as from time to time amended, replaced, extended or restated from time to time"

(e) The definition of "Term Loan Maturity Date" contained on Exhibit 2.1 (Glossary and Index of Defined Terms) is hereby amended by deleting the reference to "December 2, 2005" and substituting in lieu thereof the date "April 18, 2008".

(f) The definition of "Term Loan Note" contained on Exhibit 2.1 (Glossary and Index of Defined Terms) is hereby amended by adding the following phrase to the end thereof:

", as from time to time amended, replaced, extended or restated from time to time"

3. Conditions to Effectiveness. This Fourth Amendment shall become effective when and only when the Lender shall have received (i) this Fourth Amendment duly executed by the Obligors, (ii) a replacement Revolving Note in form reasonably satisfactory to Lender, (iii) evidence reasonably satisfactory to the Lender and its counsel that the transactions contemplated by the Fourth Amendment have been properly authorized, (iv) a Third Modification of Deed of Trust, Assignment of Rents and Security Agreement of even date herewith in form reasonably satisfactory to the Lender and (v) a Reaffirmation of Guaranty in a form reasonably satisfactory to Lender duly executed by Tripos Realty and Optive Research.

4. Representations and Warranties. Borrower and Tripos Realty hereby represent and warrant as follows:

(a) This Fourth Amendment and the Loan Agreement, amended hereby, constitute legal, valid and binding obligations of the Obligors and are enforceable against Obligors in accordance with their respective terms, except to the extent that the enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting creditors' rights generally or by equitable principles of general application.

(b) Upon the effectiveness of this Fourth Amendment, Obligors hereby reaffirm all covenants, representations and warranties made in the Loan Agreement (except to the extent any representation or warranty relates to an earlier date in which case such representations and warranties are not being restated) to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Fourth Amendment.

(c) No Event of Default or Default has occurred and is continuing or would exist after giving effect to this Fourth Amendment.

(d) The Covered Persons have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

5. Effect on the Loan Agreement.

(a) Upon the effectiveness of this Fourth Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan agreement as amended hereby.

(b) Except as specifically amended herein, the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c) The execution, delivery and effectiveness of this Fourth Amendment shall not operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, the Loan Documents, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

7. Governing Law. This Fourth Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

8. Headings. Section headings in this Fourth Amendment are included herein for convenience of reference only and shall not constitute a part of this Fourth Amendment for any other purpose.

9. Counterparts. This Fourth Amendment may be executed by the parties hereto in one or more counterparts, each of which taken together shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, this Fourth Amendment has been duly executed as of the day and year first written above.

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

Title: Senior Vice President