Form 10-Q
period 2005-06-30
TRIPOS INC
filed 2005-08-09
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes    X            No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 9, 2005: 10,113,652 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statements of Operations for the Three- and Six-Months Ended June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	6-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II OTHER INFORMATION	29
SIGNATURES	30

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	06-30-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 6,169	$ 4,171
Marketable securities	--	341
Accounts receivable, less allowances for doubtful accounts of $238 and $246, respectively	7,380	15,666
Inventory	9,048	12,007
Deferred income taxes	--	29
Prepaid expenses	5,338	5,603
Total current assets	27,935	37,817

Property and equipment, less accumulated depreciation	29,056	30,672
Capitalized development costs, less accumulated amortization	3,302	2,159
Goodwill	5,273	965
Intangible assets, less accumulated amortization	3,788	90
Investments recorded at cost	1,433	1,397
Other assets, net	--	22
Total assets	$70,787	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,218	$ 4,514
Current portion of capital leases	3,702	3,689
Accounts payable	1,248	1,796
Accrued expenses	3,657	8,950
Deferred revenue	15,508	21,945
Deferred income taxes	162	--
Total current liabilities	27,495	40,894

Capital leases, less current portion	2,586	2,653
Long-term debt, less current portion	6,894	--
Deferred income taxes	--	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,114 shares as of June 30, 2005 and 9,359 shares as of December 31, 2004	101	94
Additional paid-in capital	41,322	37,394
Retained earnings (deficit)	(6,611)	(8,089)
Other comprehensive loss	(1,000)	(1,533)
Total shareholders' equity	33,812	27,866

Total liabilities and shareholders' equity	$ 70,787	$ 73,122

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Six Months Ended
	06-30-2005	06-30-2004	06-30-2005	06-30-2004
Net sales:
Discovery informatics products & support	$ 5,849	$ 6,246	$ 12,112	$ 12,220
Discovery informatics services	580	719	1,248	1,434
Discovery research products & services	6,919	8,908	15,021	17,635
Hardware	11	30	21	74
Total net sales	13,359	15,903	28,402	31,363

Cost of sales	6,886	7,409	14,793	15,102
Gross profit	6,473	8,494	13,609	16,261

Operating expenses:
Sales and marketing	2,685	3,233	5,630	6,375
Research and development	1,991	2,465	3,912	5,293
General and administrative	1,922	1,903	3,887	3,782
Total operating expenses	6,598	7,601	13,429	15,450

Income (loss) from operations	(125)	893	180	811

Interest expense	(393)	(288)	(781)	(519)
Other income (loss), net	228	(211)	29	62
Income (loss) before income taxes	(290)	394	(572)	354

Income tax expense (benefit)	(1,979)	238	(2,050)	223
Net income	$ 1,689	$ 156	$ 1,478	$ 131

Basic income per share	$ 0.17	$ 0.02	$ 0.15	$ 0.01
Basic weighted average number of shares	10,091	9,173	10,075	9,110
Diluted income per share	$ 0.17	$ 0.02	$ 0.15	$ 0.01
Diluted weighted average number of shares	10,107	9,352	10,125	9,349

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Six Months Ended
	06-30-2005	06-30-2004
Operating activities:
Net income	$ 1,478	$ 131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,999	2,000
Amortization of capitalized development costs & intangibles	308	145
Amortization of debt discount	28	--
Appreciation (depreciation) in foreign currency hedge instruments	(85)	870
Deferred tax benefit	(1,177)	(191)
Gain from sale of marketable securities	(240)	(144)
Gain from sale of property and equipment	--	(29)
Impairment loss on long-term investment	88	50

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,427	5,855
Inventories	2,157	292
Prepaid expenses and other current assets	(736)	1,676
Accounts payable and accrued expenses	(4,878)	(3,707)
Deferred revenue	(2,716)	3,336
Net cash provided by operating activities	1,653	10,284

Investing activities:
Purchases of property and equipment	(537)	(2,825)
Capitalized development costs	(1,157)	(9)
Acquisition of business, net of cash received	(4,770)	--
Proceeds from the sale of marketable securities	426	196
Proceeds from the sale of property and equipment	--	169
Investment in unconsolidated affiliates	(125)	(178)
Net cash used in investing activities	(6,163)	(2,647)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	29	635
Proceeds from issuance of common stock	500	--
Net borrowings (repayments) under revolving line of credit	2,400	(8,400)
Proceeds from issuance of long-term debt and capital leases	5,495	3,514
Payments on long-term debt and capital lease obligations	(1,670)	(1,394)
Net cash provided by (used in) financing activities	6,754	(5,645)

Effect of foreign exchange rate changes on cash and cash equivalents	(246)	245

Net increase in cash and cash equivalents	1,998	2,237

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 6,169	$ 5,182

See accompanying notes.

Item 1. Financial Statements (continued)

Supplemental Disclosure of Cash Flow Information

Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Amounts in thousands)	Six Months Ended
	06-30-2005	06-30-2004
Noncash investing activities
Increase (decrease) in fair value of marketable securities, net of tax effect	$ 42	$ 7

In January 2005, the Company acquired Optive Research, Inc. for $4,750 in cash, 600 shares of the Company's common stock valued at $3,183 and direct costs of the acquisition. The related assets and liabilities at the acquisition date were as follows (amounts in thousands):

Cash	$ 647
Accounts receivable	809
Prepaids & other	30
Equipment, net	40
Intangible assets	3,940
Goodwill	4,308
Total assets acquired	9,774

Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)
Common stock issued to sellers	(3,183)

Cash paid	$ 5,417

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

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design. In building our discovery informatics services, we have focused on developing an integrated suite of offerings to stay at the leading edge of scientific research. In addition to creating discovery informatics product and service offerings, our chemistry research activities have created an opportunity for us to participate in therapeutic collaborations with certain of our customers, giving us the potential for milestones and/or to a lesser extent, royalty interests in early-stage new drug candidates.

Our business model is based primarily on deriving recurring revenues from our discovery informatics and discovery research businesses and to a lesser extent on achieving contributions from therapeutic collaborations if and when new therapeutics are developed. The following is a description of each area of our business:

  Discovery Informatics Products and Services. The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings. These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas. We recently introduced Windows®-based programs such as Benchware® 3D Explorer (formerly known as Lithium®), and SARNavigator™, along with other desktop systems to reach beyond the traditional computational chemistry user base within life science research organizations. The Benchware suite of products facilitates visualization and communication of computational models to other parts of the organization including combinatorial library enumeration and design to be performed by bench scientists while SARNavigator provides an intuitive means of high-throughput screening (HTS) data analysis.

Additional new Tripos products and technologies will enable management of modern research laboratory operations as well as data analysis: the Benchware® Notebook (formerly known as Tripos Electronic Notebook™) provides researchers with a common interface to enter all experimental data and store such knowledge and experience for future query and retrieval; ChemCoreRIOTM is a chemical registration, inventory and ordering system; ModelBaseTM is an Oracle® based system for storage and retrieval of computational and therapeutic product knowledge; and the Auspyx® data cartridge is a supporting technology for storing and searching chemical data within Oracle relational databases. These products and technologies are provided to clients through a license arrangement and typically involve some services to facilitate implementation. Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

  Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound analysis, design and synthesis and a complete suite

Item 1. Financial Statements (continued)

of lead discovery, optimization, and discovery projects on a fee per service basis. Certain projects are focused on specific therapeutic targets that may result in our obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when we invest through contribution of discounted services or of in-kind products or services to a project or through specific and unique scientific expertise. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available. Our intent is to pursue improved returns from these projects. Although we are advancing certain Lead Discovery compounds through additional rounds of screening, we do not seek to become a therapeutics company, which would require taking a drug candidate into clinical development.

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. For a further description of accounting policies, please refer to the "Critical Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Our largest sources of software license revenue are from Term and Bundled licenses that are time-based arrangements for one or multiple software products that are sold together with maintenance and support for the term of the license arrangement. We do not have VSOE to determine fair value of the maintenance and support in term arrangements and therefore recognize revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.

We allocate revenues from perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that

Item 1. Financial Statements (continued)

we have sufficient VSOE to allocate revenues to maintenance and support services, and training. We sell training separately and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

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

Item 1. Financial Statements (continued)

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

The following table illustrates the effect on net income and earnings per share for the three- and six-months ended June 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", to stock-based employee compensation.

Item 1. Financial Statements (continued)
	Three-month Period		Six-month Period
	06-30-2005	06-30-2004	06-30-2005	06-30-2004
Net income as reported	$ 1,689	$ 156	$ 1,478	$ 131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	188	420	302	658
Pro forma net income (loss)	$ 1,501	$ (264)	$ 1,176	$ (527)

Pro forma income (loss) per share:
Basic- as reported	$0.17	$ 0.02	$0.15	$ 0.01
Basic- pro forma	$0.15	$ (0.03)	$0.12	$ (0.06)
Diluted- as reported	$0.17	$ 0.02	$0.15	$ 0.01
Diluted- pro forma	$0.15	$ (0.03)	$0.12	$ (0.06)

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

The effective tax rate for 2005 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, the realization of R&D tax credits in the U.K. from prior years and the valuation of net operating losses in the U.S. and U.K. from prior tax years (each ending December 31). We were not able to reflect the R&D credits from those prior periods until such time as they became more likely than not to be approved by the U.K. tax authorities. During the first quarter of 2005, we received notice that the credits from 2002 had been approved. Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. The existence of valuation allowances established for deferred tax assets related to net operating losses do not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions. Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

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

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three-month Period		Six-month Period
	06-30-2005	06-30-2004	06-30-2005	06-30-2004
Net income	$ 1,689	$ 156	$ 1,478	$ 131
Unrealized gain (loss)on marketable securities	11	--	53	--
Less: reclassification for (gain) loss included in net income	(36)	--	(149)	(53)
Foreign currency translation adjustments	(72)	296	629	587
Comprehensive income	$ 1,592	$ 452	$ 2,011	$ 665

The components of accumulated other comprehensive income, net of related tax, at June 30, 2005 and December 31, 2004 were as follows:

	06-30-2005	12-31-2004
Foreign currency translation adjustments	$ (1,000)	$ (1,629)
Unrealized gain on marketable securities	--	96
Accumulated other comprehensive loss	$ (1,000)	$ (1,533)

Item 1. Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004.

	Three-months Ended		Six-months Ended
	06-30-2005	06-30-2004	06-30-2005	06-30-2004
Numerator:
Numerator for basic earnings per share--Net income	$ 1,689	$156	$ 1,478	$ 131
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,091	9,173	10,075	9,110
Effect of dilutive securities:
Warrants Note A.	--	--	--	--
Employee stock options	16	179	50	239
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,107	9,352	10,125	9,349

Basic and diluted earnings per share	$ 0.17	$ 0.02	$ 0.15	$ 0.01

Note A: For the three and six-months periods in 2005, the dilutive effect of the 156 outstanding warrants has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

For additional disclosures regarding earnings per share, see the notes to the Company's 2004 consolidated financial statements in its Form 10-K.

(5)     Significant Customers

During the second quarter of 2005 and six months ended June 2005, revenues from Pfizer, Inc. represented 51% and 48%, respectively, of total net sales. For the same periods in 2004, Pfizer represented 52% and 54%, respectively, of total net sales. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries. Revenues from the four-year discovery research contract will end in the fourth quarter of 2005.

(6)     Inventory

Our physical inventory consists of chemical compound libraries in various states of completion for LeadQuest, Lead Discovery and customer-specific chemistry research projects. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or

Item 1. Financial Statements (continued)

library, an additional reserve provision is taken. A portion of the inventory is used in discovery research projects. Depreciation of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at June 30, 2005 and December 31, 2004 were:

	06-30-2005	12-31-2004
Raw materials	$2,032	$ 2,124
Work in process	4,603	6,594
Finished goods	5,714	6,815
Reserve for obsolescence	(3,301)	(3,526)
Total inventory	$9,048	$ 12,007
Costs of discovery research projects included in Work in Process and Finished Goods above	$ 4,360	$ 7,468

(7)     Long-term Investments

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of June 30, 2005 we had invested $1,875 or 75% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. The fund's managers determine whether certain investments are impaired. We recorded our pro-rata share of the fund's investment impairments that totaled $88 in the first quarter of 2005 and $58 in the second quarter of 2004. Gains are recorded when distributions are received.

(8)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms generally range from one to three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after the respective balance sheet dates:

Revenues to be recognized in:	06-30-2005	12-31-2004
2005	$ 10,366	$ 13,422
2006	10,318	7,273
2007	5,205	3,744
2008 and later	330	21
Total	$ 26,219	$ 24,460

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to the respective balance sheet dates (amounts not included in the accompanying balance sheets).

Amounts to be billed in:	06-30-2005	12-31-2004
2005	$ 5,519	$ 9,250
2006	7,487	6,865
2007	1,062	411
2008	83	--
Total	$ 14,151	$ 16,526

Item 1. Financial Statements (continued)

(9)     Goodwill and Other Intangible Assets

At June 30, 2005 and December 31, 2004, the Company had the following intangible asset balances:

	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$3,590	$191	$ --	$ --
Noncompete agreements	350	46	--	--
Patents and trademarks	183	98	183	93
Total	$ 4,123	$ 335	$ 183	$ 93

Amortization expense was approximately $95 and $3 for the three-month periods ended June 30, 2005 and 2004, and $242 and $5 for the six-month periods, respectively. Estimated annual amortization expense for the next 5 years is: 2005 - $485; 2006 - $485; 2007 - $475; 2008 - $474 and 2009 - $390.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2004	$ --	$ 965	$ 965
Acquisition of Optive Research, Inc.	4,308	--	4,308
Balance at June 30, 2005	$ 4,308	$ 965	$ 5,273

The goodwill amounts shown above are not tax deductible.

(10)     Debt Facilities

We have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building, both amended in April 2005. The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage averaged 5.08% during the first half of 2005. As of June 30, 2005, $3,806 was remaining on the mortgage. The April 2005 amendment extended the maturity of the mortgage from December 2, 2005 to April 18, 2008, therefore amounts due in excess of one year, $3,588, have been classified as long-term liabilities while $218 remains classified as short-term. . At December 31, 2004, the balance owed on the mortgage note of $3,914 was presented as a current liability on the balance sheet since it was due within a one-year period.

The amended revolving facility is a one-year commitment for a $6,500 line of credit, requiring interest-only payments with borrowings due at the end of the agreement. The agreement will expire on April 18, 2006. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. Covenants under the amended revolving facility remain the same and include minimum interest coverage, minimum shareholders' equity, maximum capital expenditure and an annual "clean down" period of 30 consecutive days in which no borrowings are outstanding. We were in compliance with all covenants as of June 30, 2005 and June 30, 2004. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At June 30, 2005 and 2004 we had $3,000 and $0, respectively, and $600 at December 31, 2004 of borrowings outstanding. We met the annual "clean down" provision of the prior revolving

Item 1. Financial Statements (continued)

facility in July 2004 and have until April 18, 2006 to meet the current year's clean down provision. Due to the one-year commitment of the amended credit facility, draws on the line of credit are classified as short-term debt.

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%. The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly payments of $135 beginning on August 1, 2006. Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment. The subordinated promissory note contains prepayment penalties. In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share. 156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48. When taken as a whole, these transactions resulted in an original issuance debt discount of $222 that is being amortized to interest expense over the life of the loan.

(11)     Business Combination

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

Cash	$ 647
Accounts receivable	809
Prepaid expenses	30
Property & equipment, net	40
Intangible software & non-compete agreements	3,940
Goodwill	4,308
Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)

During the second quarter of 2005, the purchase price and allocation of the purchase price was adjusted to account for minor additional acquisition cost invoices and reclassifications totaling a net reduction of $9 and to reflect the final valuation of the purchased intangibles. The change in the intangibles based upon the final valuation report was a net decrease of $140. These adjustments are reflected in the balances reported above.

Optive's results of operations are included in our consolidated statements of operations from the date of acquisition.

Item 1. Financial Statements (continued)

(12)     Segments

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

Summarized financial information concerning the industry segments follows:

DI=Discovery Informatics

DR=Discovery Research

	Three-Months End June 30,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$5,860	$ --	$5,860	$ 6,276	$ --	$ 6,276
DI services	580	--	580	719	--	719
DR products & services	--	6,919	6,919	--	8,908	8,908
Total revenues	$6,440	$ 6,919	$ 13,359	$ 6,995	$ 8,908	$ 15,903

Depreciation & amortization	$ 325	$ 383	$ 708	$280	$ 213	$ 493
Corporate non-allocated			91			116
Depreciation & amortization on statement of operations			$ 799			$ 609

Operating income	$935	$497	$ 1,432	$ 1,010	$ 1,840	$2,850
Non-allocated corporate department expense			(1,557)			(1,957)
Operating income (loss) on statement of operations			$ (125)			$ 893

Long-lived assets	$ 17,604	$ 23,815	$ 41,419	$ 9,893	$ 22,728	$ 32,621

Total assets (1)	$ 27,440	$ 37,178	$ 64,618	$ 19,456	$ 42,415	$ 61,871
Consolidated cash			6,169			5,182
Total assets on balance sheet			$ 70,787			$ 67,053

  Excludes cash and cash equivalents of $6,169 and $5,182 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

  Item 1. Financial Statements (continued)

  (12)     Segments (continued)

	Six-Months End June 30,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$ 12,133	$ --	$ 12,133	$ 12,294	$ --	$ 12,294
DI services	1,248	--	1,248	1,434	--	1,434
DR products & services	--	15,021	15,021	--	17,635	17,635
Total revenues	$ 13,381	$ 15,021	$ 28,402	$ 13,728	$ 17,635	$ 31,363

Depreciation & amortization	$ 693	$ 1,433	$ 2,126	$ 534	$ 1,398	$ 1,932
Corporate non-allocated			181			213
Depreciation & amortization on statement of operations			$ 2,307			$ 2,145

Operating income	$ 2,028	$ 1,180	$ 3,208	$ 1,928	$ 2,551	$ 4,479
Non-allocated corporate department expense			(3,028)			(3,668)
Operating income on statement of operations			$ 180			$ 811

Long-lived assets	$ 17,604	$ 23,815	$ 41,419	$ 9,893	$ 22,728	$ 32,621

Total assets (2)	$ 27,440	$ 37,178	$ 64,618	$ 19,456	$ 42,415	$ 61,871
Consolidated cash			6,169			5,182
Total assets on balance sheet			$ 70,787			$ 67,053

  Excludes cash and cash equivalents of $6,169 and $5,182 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB

Item 1. Financial Statements (continued)

(13)     New Accounting Pronouncements (continued)

Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R). Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year. As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006. We are currently evaluating the requirements of FAS 123R, but because we are presently accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations effective upon adoption.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, then FAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In May 2005, the FASB issued FASB Staff Position No. EITF 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation" ("FSP EITF 00-19-1"). FSP EITF 00-19-1 provides guidance on how to assess whether an issuer has the ability to control the form of settlement for options and share rights originally issued as employee compensation. When these options and shares originally issued as employee compensation can only be settled by delivering registered shares, then FSP EITF 00-19-1 nullifies the provisions of EITF 00-19 that require the assumption of cash settlement and thus classified as an asset or liability. The terms of such instruments are to be evaluated using paragraph 34 of FAS 123R to determine whether they should be recorded as equity or liabilities. The guidance in FPS EITF 00-19-1 is applied in accordance with the effective date and transition provisions of FAS 123R. As discussed above, we are currently evaluating the requirements of FAS 123R and will consider the additional guidance provided by FSP EITF 00-19-1 in our evaluation.

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

Overview

We provide products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Our offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through our own chemistry laboratories, we can also make those compounds for our clients. Through strategic partnerships, we can also screen and analyze compounds for our clients.

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

Being a public company with limited capital, we have focused on profitability and cashflow. That said, the company has not always been profitable, but we have achieved profitability in certain years. Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by the proceeds from the sale of certain investments, cash from operations, temporary use of debt capacity, and grant funding from the British government.

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

Perpetual licenses:

Software pricing is taken from our price list based on the quantity of individual modules and number of users. Customers are billed upon delivery. Revenue for software is recognized upon delivery of product and issuance of perpetual keys. Support pricing is a fixed percentage of the total current list price of the software purchased and is billed annually. Perpetual license sales represent the smallest share of our informatics revenues.

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

Bundled licenses:

In 1998, we began offering time-based bundled licenses as an alternative to perpetual licenses. This allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement. Bundled licenses have grown to become our largest source of software license revenues. A bundled license includes specific software modules, specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Our software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in duration, although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the software will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled arrangements is the same as that provided to customers under perpetual

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

agreements. Bundled contract pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new software products upon their release, the customer must enter into a new contract (or addendum) and pay the incremental fees to purchase these items. Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract term.

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

Our software technologies for the integration of chemistry and biological data in the life sciences industries creates a revenue stream for discovery informatics services (software consulting). To serve this market, we maintain a staff of specialists who use our proprietary technology, such as MetaLayer, FormsBuilder, Benchware, Benchware Notebook, ChemCoreRIO and AUSPYX technologies to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary software technologies.

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

We also act as a reseller of computer hardware. Hardware sales are generally made to facilitate our software customers' access to hardware components and are not a primary focus of our sales activities. We act as an authorized reseller and only order products on an "as needed" basis. Products are shipped directly to the customer and thus we do not maintain an inventory. Margins on these sales are relatively modest.

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

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the second quarter of 2005 were $13,359 compared to $15,903 in 2004, a decrease of 16%. Discovery informatics products and support sales decreased 6% to $5,849 in 2005 from $6,246 for same period in 2004. This decrease is primarily attributable to softness in the Pacific Rim territory resulting from a patent infringement case in Japan relating to a software product that we in-license from a third-party. The third-party introduced what we believe to be a non-infringing version of the software in the second quarter and our distributor is working to facilitate a smooth transition. Sales to academic customers were weaker in the second quarter due to turnover and internal transfers of sales personnel. Discovery informatics services revenues for the second quarter of 2005 decreased 19% to $580 from $719 in 2004. The reduction in this area's revenues was attributable to the timing and size of ongoing projects in the current year. The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones and thus varies from period to period. Discovery research sales accounted for $6,919 in the second quarter of 2005 and $8,908 in the same period in 2004, a decrease of 22%. This decrease in discovery research business was principally attributed to lower levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") that was partially offset by incremental work for other customers. As previously disclosed, revenues from the Pfizer Contract were expected to be lower in 2005 than 2004 and are scheduled to end in the fourth quarter of 2005. Hardware sales decreased by 63% to $11 for the second quarter 2005 from $30 in 2004. We do not actively market hardware products, but rather facilitate customer demand when required.

For the six-month period in 2005, total net sales decreased 9% to $28,402 from $31,363 for the same period in 2004. The decrease was primarily the result of the lower scheduled production levels of the previously mentioned discovery research contract with Pfizer. Discovery software and support sales were essentially flat for the six-month periods at $12,112 and $12,220 in 2005 and 2004, respectively. Discovery research revenues decreased by 15% for the first six months in 2005 to $15,021 from $17,635. The decrease in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

discovery research revenues was principally from the lower contractual production levels in the Pfizer compound file enrichment project. Revenues from discovery informatics services declined by 13% to $1,248 in 2005 from $1,434 in 2004 for the six-month period. The reduction in discovery informatics service revenues is attributable to deferrals of revenues pending achievement of contractual milestones and the completion of other projects.

Net sales for the Company's activities outside of North America represented approximately 77% to 80% for both three-month periods ending June 30, 2005 and 2004. North American net sales accounted for roughly 23% of 2005 and 20% of 2004 total second quarter sales. Net sales in Europe accounted for 73% and 74%, respectively, of total sales the second quarter of 2005 compared to 2004. Net sales in the Pacific Rim decreased by 21% for the second quarter of 2005 compared to the same period in 2004. The decrease was primarily the result of the patent infringement matter described earlier. As indicated, the owner of the infringing software has recently introduced a replacement technology. The Pacific Rim accounted for 4% and 6% of net sales for three-month periods in 2005 and 2004, respectively.

Cost of sales for the three-month period ending June 30, 2005 decreased 7% to $6,886 compared to $7,409 for the same period in 2004. Driving the decrease in cost of sales for the second quarter of 2005 were lower overall costs from reduced production on the Pfizer multi-year chemistry contract coupled with lower royalties from Discovery Informatics sales that were partially offset by amortization of the informatics product-related intangibles acquired in the Optive Research transaction. Cost of sales as a percent of net sales was 52% and 47% for the three-month periods in 2005 and 2004, respectively. Six-month year-to-date cost of sales declined 2% to $14,793 in 2005 from $15,102 in 2004. Cost of sales was 52% and 48% of total net sales for 2005 and 2004, respectively. The main reduction cost of sales came from lower amounts incurred in discovery research activities from the Pfizer compound file enrichment project that were partially offset by the incremental costs of amortizing the intangibles from the Optive acquisition.

Gross profit margin for the second quarter 2005 declined to 48% of total net sales versus 53% in the second quarter of 2004. Contributing to the lower gross profit in the quarter were the effects of lower overall sales, the incremental amortization of Optive product-related intangibles, and although costs of production on the Pfizer contract were lower than in the prior year, they remained higher as a percentage of related revenues as we wind down the project. Six-month year-to-date gross profit margin declined to 48% in 2005 from 52% in the 2004 six-month year-to-date period. Principal contributors to the year-to-date decrease in overall gross margin were the recognition of zero margin from the milestone delivery under the Schering contract in the first quarter 2005 and increased costs of production on the Pfizer contract as a percentage of related revenues in this final year of the project. The majority of the discovery informatics service revenues in the half of 2005 were attributable to the Schering contract. We will not recognize gross margin, if any, on the Schering discovery informatics consulting contract until the project is completed due to our historical experience of losses on the assignment. A slight margin improvement in discovery informatics products was primarily offset by additional amortization expense associated with the product-related intangibles acquired with Optive Research, Inc. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses decreased 17% to $2,685 for the second quarter of 2005 from $3,233 in the same period in 2004. For the six-month year-to-date period in 2005, sales and marketing expenses declined to $5,630 from $6,375 in 2004. Sales and marketing expenses as a percentage of net sales were 20% for both three and six-month periods in 2005 and 2004, respectively. The decreases in sales and marketing spending

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

totaling $436 and $712 for the quarter and year-to-date periods, respectively, were primarily attributable to lower employee costs and the expiration of certain consulting relationships.

Research and development expenses decreased by 19% to $1,991 from $2,465 and represented 15% and 16% of net sales for the three-month periods in 2005 and 2004, respectively. The decline in R&D expense in the second quarter of 2005 was attributable to reductions to staff in certain areas of our informatics group compared to the prior year and capitalization of $558 for costs of development related to discovery informatics products that have achieved technological feasibility. In addition, we capitalized $394 of inventoried costs related to our innovative Lead Discovery chemistry projects in the second quarter of 2005. Year-to-date R&D expense declined by 26% to $3,912 in 2005 from $5,293 in 2004 and was 14% and 17% of total net sales, respectively. The principal contributors to the reduction were capitalization of software development cost (mainly Benchware components) of $1,157 and inventoried costs of LeadDiscovery compounds in the amount of $849 compared to $211 of LeadDiscovery costs in the 2004 six-month period.

General and administrative expenses were essentially unchanged at $1,922 in 2005 and $1,903 for the second quarter of 2004, respectively, and represent 14% and 12% of net sales for the corresponding periods. For the six-month periods, G&A expense was increased slightly to $3,887 in 2005 from $3,782 in 2004 and represented 14% and 12% of respective total net sales. Higher administrative costs at our expanded U.K. chemistry facility more than offset expense reduction in other areas.

Interest expense increased 36% to $393 in the second quarter of 2005 from $288 in the second quarter of 2004. For the six-month period, interest expense increased 50% to $780 in 2005 from $519 in 2004. The increases in interest expense in the three and six-month periods was primarily due to interest incurred in 2005 associated with the subordinated note issued for the acquisition of Optive Research, Inc. that took place in January 2005.

Other income and (loss), net increased to income of $228 in the second quarter of 2005 from a loss of $(211) in the same period in 2004. The 2005 income resulted primarily from a currency gain of $132 and recording of a $58 gain from the sale of the remaining shares of NuVasive, Inc. in the quarter. For the second quarter of 2004, the loss resulted from a currency loss of $270 partially offset by interest income of $89. The six-month periods in 2005 and 2004 generated other income of $29 and $62, respectively. For 2005, the income was from interest of $63 along with gains from the sale of NuVasive of $240 partially offset by an unrealized loss of $(88) on our pro-rata share of an investment held in the A.M. Pappas Life Science II fund and currency losses of $(188). In the same six-month period of 2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with interest income of $152 that were partially offset by currency losses of $(234). We completed the sale of our Arena holdings in the first quarter of 2004.

Income tax benefit was $2,050 for the first six-months of 2005 compared to income tax expense of $(223) for the same period in 2004, which represent effective tax rates of (258)% and 63%, respectively. The effective tax rate for 2005 reflects the realization of R&D tax credits in the U.K. for prior periods. We were not able to reflect the R&D credits from those prior periods until such time as they became more likely than not to be approved by the U.K. tax authorities. During the first quarter of 2005, we received notice that the credits from 2002 had been approved. Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. The 2005 income tax rate reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the utilization of certain net operating loss carryforwards in 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in the first six-months of 2005 was $1,653. The primary sources of cash were from net income of $1,478, reductions in accounts receivable of $5,427, reductions in inventory of $2,157 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, of $2,335, combined. These increases of cash were partially offset by payments of accounts payable and accrued expenses of $4,878 and a change in deferred tax benefit of $1,177 along with additions to prepaid expenses of $736 and a reduction in deferred revenue of $2,716, less the pre-tax gain of $240 from the sale of shares of NuVasive common stock. The change in deferred tax benefit is a result of recording the R&D tax credits in the U.K. The credits have exceeded our previously recorded deferred tax liabilities and are therefore capped by a valuation allowance on the excess. The timing of collections of accounts receivable and reductions of deferred revenues both continue regular annual cyclical patterns. Reductions in inventory levels principally reflect the status of the deliveries of finished goods to Pfizer. Net cash provided by operations in the first half of 2004 was $10,284. Sources of operating funds for the first six-months of 2004 were net collections of accounts receivable of $5,855, reductions in prepaid expenses of $1,676, increased deferred revenue of $3,336 plus the add-back of non-cash depreciation and amortization expenses of a combined $2,145 and a net reduction in the amount of foreign currency forward contracts outstanding of $870. Operating funds used in 2004 were from changes in net deferred tax position of $191, reductions of accounts payable & accrued expenses of $3,707, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. The primary differences in cashflow from operations year-over-year arises from higher prepaid royalties in 2005, reductions in inventory and accounts payable and accrued expenses in 2005 and receipt of $3,600 advance funding of technology access fees (deferred revenue) in the first quarter of 2004.

Cash used in investing activities during 2005 totaled $6,163 and were for property and equipment acquisitions of $537, capitalized development costs for our discovery informatics software products of $1,157 and the cash used in the acquisition of Optive Research, Inc. of $4,770. These were partially offset by $426 of gross proceeds from the sale of NuVasive shares. Over the next 12 to 18 months, we may be required to fund the remainder of our investment commitment ($625) to the A.M. Pappas Life Science II Fund. Cash used in investing activities in 2004 was $2,647 generated principally from the acquisitions of capital expenditures of $2,825, investment in the A.M. Pappas Life Science Ventures II of $178 partially offset by the proceeds from the sale of Arena shares of $196 and proceeds from the sale of property and equipment of $169.

For 2005, $6,754 of cash was generated through financing activities from the issuance of common stock of $500, a new capital lease at our research facility of $1,995, issuance of subordinated debt of $3,500 to fund part of the acquisition of Optive Research and the issuance of shares under our employee stock plans of $29. We had a net increase in outstanding borrowings on our line of credit with LaSalle Bank of $2,400 that were partially offset by payments on our mortgage and capital leases of $1,670. For the six-month period in 2004, the net cash used in financing activities was $5,645, consisting of payments on bank loans and capital lease arrangements totaling $9,794, less proceeds from additional capital leases of $3,541 and the issuance of shares under our employee stock plans of $635.

In April 2005, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility is now $6,500, which is an increase of $500 in available credit. The maturity date on the mortgage loan has been extended from December 2005 to April 2008. All other terms and conditions, including covenants, remain unchanged. At June 30, 2005, we had borrowings outstanding of $3,000 on the line of credit that were included in short-term debt. Also in the first half of 2005 we secured

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

additional capital leases of approximately $1,995 to finance equipment for our recently completed laboratory expansion.

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

Despite current capital markets uncertainties, we may decide to seek additional financing to support our objectives to enhance product development, expand existing markets and enter new markets, expand our chemistry research capabilities, fund participation in new therapeutic collaborations, or enhance our capital base for other purposes. In making decisions regarding access to additional capital, we will consider the availability and terms of financing alternatives, as well as our objective to maintain financial flexibility to support planned and opportunistic growth of our business. Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", "Cautionary Statements - Additional Important Factors to be Considered" and Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the credit facilities available to us.

Critical Accounting Policies

For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2004. In addition, with the acquisition of Optive, which closed in the first quarter of 2005, management has determined that the accounting policies related to goodwill and other intangible assets should be included as one of the Company's identified critical accounting policies. The cost of acquired companies is allocated first to their identifiable tangible and intangible assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and is subject to impairment tests at least annually as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." If the impairment test indicates that the carrying value of goodwill exceeds its fair value, than an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value.

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

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 11, 2005:

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal. Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	7,788,742	1,638,064
Alfred Alberts	7,800,742	1,626,064
Stewart Carrell	7,642,315	1,784,491
John P. McAlister	9,109,592	317,214
Gary Meredith	7,786,315	1,640,491
Ferid Murad	7,345,906	2,080,900

2) To ratify the adoption of the 2005 Equity Incentive Compensation Plan with a reserve of shares authorized for issuance of 800,000. The measure was approved based on the following voting results:

Votes "For"	Votes "Against"	Votes "Abstain"	Broker "Non-votes"
4,022,106	2,633,880	21,984	3,410,054

Item 5.     Other Information

          None

Item 6.     Exhibits

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

TRIPOS, INC.
Date:	August 9, 2005	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 9, 2005	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	August 9, 2005	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary