Form 10-Q
period 2005-09-30
TRIPOS INC
filed 2005-11-09
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X            No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes        _        No X

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 7, 2005: 10,115,871 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	6-21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II OTHER INFORMATION	31
SIGNATURES	32

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	09-30-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 3,566	$ 4,171
Marketable securities	--	341
Accounts receivable, less allowances for doubtful accounts of $238 and $246, respectively	9,301	15,666
Inventory	8,080	12,007
Deferred income taxes	--	29
Prepaid expenses	5,183	5,603
Total current assets	26,130	37,817

Property and equipment, less accumulated depreciation	28,354	30,672
Capitalized development costs, less accumulated amortization	3,541	2,159
Goodwill	5,273	965
Intangible assets, less accumulated amortization	3,675	90
Investments recorded at cost	1,710	1,397
Other assets, net	--	22
Total assets	$ 68,683	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,321	$ 4,514
Current portion of capital leases	3,207	3,689
Accounts payable	1,114	1,796
Accrued expenses	3,283	8,950
Deferred revenue	15,677	21,945
Deferred income taxes	281	--
Total current liabilities	25,883	40,894

Capital leases, less current portion	2,017	2,653
Long-term debt, less current portion	6,595	--
Deferred income taxes	--	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,116 shares as of September 30, 2005 and 9,359 shares as of December 31, 2004	101	94
Additional paid-in capital	41,332	37,394
Retained earnings (deficit)	(6,646)	(8,089)
Other comprehensive loss	(599)	(1,533)
Total shareholders' equity	34,188	27,866

Total liabilities and shareholders' equity	$ 68,683	$ 73,122

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	09-30-2005	09-30-2004	09-30-2005	09-30-2004
Net sales:
Discovery informatics products & support	$ 6,618	$ 6,005	$ 18,730	$ 18,225
Discovery informatics services	716	1,247	1,964	2,681
Discovery research products & services	5,821	8,824	20,842	26,459
Hardware	10	24	31	98
Total net sales	13,165	16,100	41,567	47,463

Cost of sales	6,067	8,333	20,860	23,435
Gross profit	7,098	7,767	20,707	24,028

Operating expenses:
Sales and marketing	2,556	3,089	8,186	9,464
Research and development	2,898	2,140	6,810	7,433
General and administrative	1,900	1,803	5,787	5,585
Total operating expenses	7,354	7,032	20,783	22,482

Income (loss) from operations	(256)	735	(76)	1,546

Interest expense	(478)	(301)	(1,259)	(820)
Other income (loss), net	117	(67)	146	(5)
Income (loss) before income taxes	(617)	367	(1,189)	721

Income tax expense (benefit)	(583)	512	(2,633)	735
Net income (loss)	$ (34)	$ (145)	$ 1,444	$ (14)

Basic income (loss) per share	$ (0.00)	$ (0.02)	$ 0.14	$ (0.00)
Basic weighted average number of shares	10,114	9,290	10,088	9,170
Diluted income (loss) per share	$ (0.00)	$ (0.02)	$ 0.14	$ (0.00)
Diluted weighted average number of shares	10,114	9,290	10,132	9,170

See accompanying notes.

Item 1. Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Nine Months Ended
	09-30-2005	09-30-2004
Operating activities:
Net income	$1,444	$ (14)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,121	3,204
Amortization of capitalized development costs & intangibles	513	208
Amortization of debt discount	42	--
Appreciation (depreciation) in foreign currency hedge instruments	--	876
Gain from sale of marketable securities	(240)	(144)
Gain from sale of property and equipment	--	(29)
Impairment loss on long-term investment	88	50

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	559	6,392
Inventories	2,993	1,140
Prepaid expenses and other current assets	(690)	2,039
Accounts payable and accrued expenses	(3,641)	(4,523)
Deferred tax benefit	(1,288)	(38)
Deferred revenue	318	1,887
Net cash provided by operating activities	3,219	11,048

Investing activities:
Purchases of property and equipment	(880)	(4,524)
Capitalized development costs	(1,470)	(9)
Acquisition of business, net of cash received	(4,770)	--
Proceeds from the sale of marketable securities	426	196
Proceeds from the sale of property and equipment	--	169
Investment in unconsolidated affiliates	(133)	(178)
Net cash used in investing activities	(6,827)	(4,346)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	539	640
Net borrowings (repayments) under revolving line of credit	1,300	(8,200)
Proceeds from issuance of long-term debt and capital leases	5,554	4,363
Payments on long-term debt and capital lease obligations	(4,109)	(2,213)
Net cash provided by (used in) financing activities	3,284	(5,410)

Effect of foreign exchange rate changes on cash and cash equivalents	(281)	531

Net increase (decrease) in cash and cash equivalents	(605)	1,823

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 3,566	$ 4,768

See accompanying notes.

Item 1. Financial Statements (continued)

Supplemental Disclosure of Cash Flow Information

Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Amounts in thousands)	Nine Months Ended
	09-30-2005	09-30-2004
Noncash investing activities
Increase (decrease) in fair value of marketable securities, net of tax effect	$ 53	$ --

In January 2005, the Company acquired Optive Research, Inc. for $4,770 in cash, 600 shares of the Company's common stock valued at $3,183 and direct costs of the acquisition. The related assets and liabilities at the acquisition date were as follows (amounts in thousands):

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

Item 1. Financial Statements (continued)

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services. In addition, we have established strategic collaborations with several of the companies based on our specific unique capabilities. Representative pharmaceutical and biotechnology clients include: Sanofi-Aventis, Bayer, Bristol-Myers Squibb, Pfizer, Schering AG, Servier, CeNeS, BioTie and Chronogen.

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

  Discovery Informatics Products and Services. The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings. These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. We offer over fifty (50) software products for these research areas. We recently introduced Windows®-based programs such as Benchware® 3D Explorer (formerly known as Lithium®), Benchware® Dock, Benchware® Notebook, and Benchware® HTS Data Miner, along with other desktop systems to reach beyond the traditional computational chemistry user base within life science research organizations. The Benchware® suite of products facilitates visualization and communication of computational models to other parts of the organization including combinatorial library enumeration and design to be performed by bench scientists while HTS Data Miner provides an intuitive means of high-throughput screening (HTS) data analysis.

Additional new Tripos products and technologies will enable management of modern research laboratory operations as well as data analysis: the Benchware® Notebook provides researchers with a common interface to enter all experimental data and store such knowledge and experience for future query and retrieval; ChemCoreRIOTM is a chemical registration, inventory and ordering system; ModelBaseTM is an Oracle® based system for storage and retrieval of computational and therapeutic product knowledge; and the Auspyx® data cartridge is a supporting technology for storing and searching chemical data within Oracle relational databases. These products and technologies are provided to clients through a license arrangement and typically involve some services to facilitate implementation. Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

  Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound analysis, design and synthesis along with a

  Item 1. Financial Statements (continued)

complete suite of lead discovery and optimization projects on a fee per service basis. Certain projects are focused on specific therapeutic targets that result in our obtaining an ownership or economic interest in the products resulting from our research. Typically such ownership positions result only when we invest by contributing discounted services, "in-kind" products or services, or specific and unique scientific expertise to a project. We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available. Our intent is to pursue improved returns from these projects. In addition, we are currently advancing certain Lead Discovery compounds through additional rounds of screening to create higher value offerings.

We have a geographically diverse customer base, with over half of our revenues derived from customers outside of North America. Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim. Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Cornwall, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. For a further description of accounting policies, please refer to the "Critical Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition

Discovery Informatics Products

We recognize revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended. Revenues from informatics software license agreements are recognized when each of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

Our largest sources of software license revenue are from Term and Bundled licenses that are time-based arrangements for one or multiple software products that are sold together with maintenance and support for the term of the license arrangement. We do not have Vendor Specific Objective Evidence ("VSOE") to determine fair value of the maintenance and support in term arrangements and therefore recognize revenues from these bundled time-based licenses ratably over the license term, which typically range from 1 to 3 years.

We allocate revenues from Perpetual software arrangements involving multiple elements to each element based on the relative fair values as determined by the VSOE for each element. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that

Item 1. Financial Statements (continued)

we have sufficient VSOE to allocate revenues to maintenance and support services, and training. We sell training separately and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis. Post-contract support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one-year), while training and other service revenues are recognized as the related services are provided. Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.

Discovery Informatics Services

Discovery Informatics Services (DIS) represents contracts for the deployment of packaged Tripos software and/or for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects). Technological feasibility exists on these software arrangements as they normally leverage our existing products or techniques. These arrangements typically include installation at the customer's site. We account for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

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

Item 1. Financial Statements (continued)

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

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the finished goods are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

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

The following table illustrates the effect on net income and earnings per share for the three- and nine-months ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", to stock-based employee compensation.

Item 1. Financial Statements (continued)
	Three-month Period		Nine-month Period
	09-30-2005	09-30-2004	09-30-2005	09-30-2004
Net income as reported	$ (34)	$ (145)	$ 1,444	$ (14)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	242	343	545	1,001
Pro forma net income (loss)	$ (276)	$ (488)	$ 899	$ (1,015)

Pro forma income (loss) per share:
Basic- as reported	$ (0.00)	$ (0.02)	$0.14	$ (0.00)
Basic- pro forma	$ (0.03)	$ (0.05)	$0.09	$ (0.11)
Diluted- as reported	$ (0.00)	$ (0.02)	$0.14	$ (0.00)
Diluted- pro forma	$ (0.03)	$ (0.05)	$0.09	$ (0.11)

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

The effective tax rate for 2005 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, the realization of R&D tax credits in the U.K. from prior years and the valuation of net operating losses in the U.S. and U.K. from prior tax years (each ending December 31). We were not able to reflect certain R&D credits in prior periods until such time as they became more likely than not to be approved by the tax authorities (predominantly in the U.K.). During the first quarter of 2005, we received notice that tax credits from 2002 had been approved. Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. An additional tax benefit of approximately $715 was claimed on the 2003 and 2004 tax returns from the follow-on effect of the R&D credits on the U.K. consolidated group. This additional benefit was recorded in the third quarter 2005 tax provision.

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

Item 1. Financial Statements (continued)

(2)     Contingent Liabilities

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002. The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws. On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period"). The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws. The second amended complaint also names Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant. In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint. On September 30, 2005, the Company was informed that its motion to dismiss was denied, however, the motion to dismiss filed by Ernst & Young was granted. The amount of damages being sought is unspecified at this time. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three-month Period		Nine-month Period
	09-30-2005	09-30-2004	09-30-2005	09-30-2004
Net income (loss)	$ (34)	$ (145)	$ 1,444	$ (14)
Unrealized gain (loss)on marketable securities	--	--	53	--
Less: reclassification for (gain) loss included in net income	--	--	(149)	(53)
Foreign currency translation adjustments	401	109	1,030	696
Comprehensive income	$ 367	$ (36)	$ 2,378	$ 629

The components of accumulated other comprehensive income, net of related tax, at September 30, 2005 and December 31, 2004 were as follows:

	09-30-2005	12-31-2004
Foreign currency translation adjustments	$ (599)	$ (1,629)
Unrealized gain on marketable securities	--	96
Accumulated other comprehensive loss	$ (599)	$ (1,533)

Item 1. Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three-months Ended		Nine-months Ended
	09-30-2005	09-30-2004	09-30-2005	09-30-2004
Numerator:
Numerator for basic earnings per share-- Net income (loss)	$ (34)	$ (145)	$ 1,444	$ (14)
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,114	9,290	10,088	9,170
Effect of dilutive securities:
Warrants Note A	--	--	--	--
Employee stock options Note B	--	--	44	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,114	9,290	10,132	9,170

Basic earnings (loss) per share	$ (0.00)	$ (0.02)	$ 0.14	$ (0.00)
Diluted earnings (loss) per share	$ (0.00)	$ (0.02)	$ 0.14	$ (0.00)

Note A: For the three and nine-months periods in 2005, the dilutive effect of the 156 outstanding warrants has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

Note B: For the three-month periods in 2005 and 2004 along with the nine-month period in 2004, weighted average shares outstanding did not include the effect of employee stock options, 30, 58 and 174, respectively, as their inclusion would have been anti-dilutive.

For additional disclosures regarding earnings per share, see the notes to the Company's 2004 consolidated financial statements in its Form 10-K.

(5)     Significant Customers

During the third quarter of 2005 and nine months ended September 2005, revenues from Pfizer, Inc. represented 43% and 46%, respectively, of total net sales. For the same periods in 2004, Pfizer represented 53% and 54%, respectively, of total net sales. No other customers represented over 10% of total net sales in either period. We have provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries. Revenues from the four-year discovery research contract will end in the fourth quarter of 2005.

Item 1. Financial Statements (continued)

(6)     Inventory

Our physical inventory consists of chemical compound libraries in various states of completion for LeadQuest, Lead Discovery and customer-specific chemistry research projects. Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market. Compounds that are acquired from third parties are also carried at the lower of cost or market. In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values. If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken. A portion of the inventory is used in discovery research projects. Depreciation of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life. Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts. Inventory balances at September 30, 2005 and December 31, 2004 were:

	09-30-2005	12-31-2004
Raw materials	$1,813	$ 2,124
Work in process	3,939	6,594
Finished goods	5,502	6,815
Reserve for obsolescence	(3,174)	(3,526)
Total inventory	$8,080	$ 12,007
Costs of customer-related discovery research projects included in Work in Process and Finished Goods above	$ 3,153	$ 7,468

(7)     Long-term Investments

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas. This fund invests in new and developing companies in the life science sector. Our investment commitment of $2,500 represents approximately 2.2% of the total capital of the fund. As of September 30, 2005 we had invested $1,975 or 79% of our total commitment. The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments. The fund's managers determine whether certain investments are impaired. We recorded our pro-rata share of the fund's investment impairments that totaled $88 in the first quarter of 2005 and $58 in the second quarter of 2004. In the third quarter of 2005, we recorded a gain of $305 upon receipt of our pro-rata share of the proceeds from the sale of the fund's holdings in Peninsula Pharmaceuticals.

Item 1. Financial Statements (continued)

(8)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by agreements whose terms generally range from one to three years. Revenue from these time-based software license arrangements is recognized ratably over the agreed term. The following table shows the amount of revenues to be recognized from these arrangements after the respective balance sheet dates:

Revenues to be recognized in:	09-30-2005
2005	$ 5,437
2006	11,927
2007	5,562
2008 and later	717
Total	$ 23,643

Tripos is typically paid annually under these contracts. Shown below are the amounts to be billed under these contracts subsequent to the respective balance sheet dates (amounts not included in the accompanying balance sheets).

Amounts to be billed in:	09-30-2005
2005	$ 1,732
2006	7,896
2007	1,570
2008	91
Total	$ 11,289

(9)     Goodwill and Other Intangible Assets

At September 30, 2005 and December 31, 2004, the Company had the following intangible asset balances:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$3,590	$287	$ --	$ --
Noncompete agreements	350	69	--	--
Patents and trademarks	192	101	183	93
Total	$ 4,132	$457	$ 183	$ 93

Amortization expense was approximately $121 and $3 for the three-month periods ended September 30, 2005 and 2004, and $364 and $8 for the nine-month periods, respectively. Estimated annual amortization expense for the next 5 years is: 2005 - $486; 2006 - $486; 2007 - $476; 2008 - $475 and 2009 - $391.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2004	$ --	$ 965	$ 965
Acquisition of Optive Research, Inc.	4,308	--	4,308
Balance at September 30, 2005	$ 4,308	$ 965	$ 5,273

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

The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule. Borrowings under the mortgage are subject to a variable interest rate at LIBOR plus 2.25%. Interest rates paid by the Company on the mortgage averaged 5.30% during the nine months of 2005. As of September 30, 2005, $3,698 was remaining on the mortgage. The April 2005 amendment extended the maturity of the mortgage from December 2, 2005 to April 18, 2008, therefore amounts due in excess of one year, $3,480, have been classified as long-term liabilities while $218 remains classified as short-term. At December 31, 2004, the balance owed on the mortgage note of $3,914 was presented as a current liability on the balance sheet since it was due within a one-year period.

The amended revolving facility is a one-year commitment for a $6,500 line of credit, requiring interest-only payments with borrowings due at the end of the agreement. The agreement will expire on April 18, 2006. Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate. Covenants under the amended revolving facility remain the same and include minimum interest coverage, minimum shareholders' equity, maximum capital expenditure and an annual "clean down" period of 30 consecutive days in which no borrowings are outstanding. The clean down requirement must be met each 12-month period running from April 19 and April 18. We were in compliance with all covenants as of September 30, 2005. For the period ended September 30, 2004 we were not in compliance with the interest coverage covenant due to the accrual of anticipated losses on a Discovery Informatics Services contract in December 2003 and the absence of gains from the sale of Arena Pharmaceutical shares in the trailing twelve-month period. LaSalle Bank granted a waiver of the violation at that time. The line of credit carries a commitment fee of 3/8% of the unused portion of the line. At September 30, 2005, September 30, 2004 and December 31, 2004, we had borrowings outstanding of $1,900, $200 and $600, respectively. We met the annual "clean down" provision for the current year in September 2005. Due to the one-year commitment of the amended credit facility, draws on the line of credit are classified as short-term debt.

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

Item 1. Financial Statements (continued)

(11)     Business Combination

On December 22, 2004 we announced an agreement to acquire Optive Research, Inc. ("Optive"), a U.S. software company offering discovery informatics products complementary with our own to the pharmaceutical and biotechnology industry. We acquired Optive to maintain access to products presently being distributed by us and to gain access to new technologies being developed. The transaction was completed on January 5, 2005, for consideration including cash and stock. The acquisition was accomplished through a merger of a newly−formed, wholly−owned subsidiary of Tripos with and into Optive, with Optive surviving as our subsidiary. Under the terms of the agreement, we issued 600 shares of our common stock with a value of $3,183 (a portion of which is restricted and will vest evenly on a semi-annual basis over 2 years) and $4,770 in cash to Optive's former shareholders. The cash portion was funded by a group of new investors through the issuance of $3,500 of subordinated debt bearing an interest rate of 11.42%, 112 shares of common stock with a negotiated value of $500 and warrants to purchase 156 shares of common stock at $4.48 per share. Optive's operating revenues prior to the acquisition were approximately $2,400, including nearly $900 of royalty payments made by us. The purchase price, including estimated direct acquisition costs, has been allocated as follows:

Cash	$ 647
Accounts receivable	809
Prepaid expenses	30
Property & equipment, net	40
Intangible software & non-compete agreements	3,940
Goodwill	4,308
Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)

Supplemental proforma information is not presented because the acquisition is not considered to be material. Optive's results of operations are included in our consolidated statements of operations from the date of acquisition.

Item 1. Financial Statements (continued)

(12)     Segments

Tripos operates in two industry segments, Discovery Informatics and Discovery Research. The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, visual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research. Tripos' Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies. High-end services offered are based on application by Tripos of its proprietary high-throughput combinatorial chemistry, and our ChemSpaceTM database searching and selection technologies, including the Lead HoppingTM method for quick identification of alternative chemistries for the customer's needs.

Summarized financial information concerning the industry segments follows:

DI=Discovery Informatics

DR=Discovery Research

	Three-Months End September 30,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$6,628	$ --	$6,628	$6,029	$--	$6,029
DI services	716	--	716	1,247	--	1,247
DR products & services	--	5,821	5,821	--	8,824	8,824
Total revenues	$7,344	$5,821	$13,165	$7,276	$8,824	$16,100

Depreciation & amortization	$372	$884	$1,256	$254	$718	$972
Corporate non-allocated			71			114
Depreciation & amortization on statement of operations			$1,327			$1,086

Operating income	$1,523	$(143)	$1,380	$801	$1,680	$2,481
Non-allocated corporate department expense			(1,636)			(1,746)
Operating income (loss) on statement of operations			$(256)			$735

Long-lived assets	$17,633	$23,210	$40,843	$9,510	$23,344	$32,854

Total assets (1)	$30,025	$35,092	$65,117	$19,197	$40,829	$60,026
Consolidated cash			3,566			4,768
Total assets on balance sheet			$68,683			$64,794

  Excludes cash and cash equivalents of $3,566 and $4,768 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

  Item 1. Financial Statements (continued)

  (12)     Segments (continued)

	Nine-Months End September 30,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$18,761	$--	$18,761	$18,323	$--	$18,323
DI services	1,964	--	1,964	2,681	--	2,681
DR products & services	--	20,842	20,842	--	26,459	26,459
Total revenues	$20,725	$20,842	$41,567	$21,004	$26,459	$47,463

Depreciation & amortization	$1,065	$2,317	$ 3,382	$788	$2,116	$2,904
Corporate non-allocated			252			327
Depreciation & amortization on statement of operations			$3,634			$3,231

Operating income	$3,551	$1,037	$4,588	$2,729	$4,231	$6,960
Non-allocated corporate department expense			(4,664)			(5,414)
Operating income on statement of operations			$(76)			$1,546

Long-lived assets	$17,633	$23,210	$40,843	$9,510	$23,344	$32,854

Total assets (2)	$30,025	$35,092	$65,117	$19,197	$40,829	$60,026
Consolidated cash			3,566			4,768
Total assets on balance sheet			$68,683			$64,794

  Excludes cash and cash equivalents of $3,566 and $4,768 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

  On July 14, 2005, the FASB issued an exposure draft "Proposed Interpretation -- Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109". This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB No. 109, Accounting for Income Taxes. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. This proposed Interpretation should be effective as of the first fiscal year ending after December 15, 2005. Only tax positions that meet the probable recognition threshold at that date may be recognized. The cumulative effect of initially applying this proposed Interpretation would be recognized as a change in accounting principle as of the end of the period in which this proposed Interpretation is adopted. Restatement of previously issued interim or annual financial statements and proforma disclosures for prior periods is not permitted.

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

  Overview

  We provide products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities. Our offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics. Through our own chemistry laboratories, we can also make those compounds for our clients. Strategic partnerships allow us to coordinate screening and analysis of compounds for our clients.

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

  Our informatics (software) products are sold on a renewable license basis, typically with a term of one to three years. This business is generally predictable as we have historically experienced high renewal rates for licenses. Our management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals. Our service businesses, both informatics and chemistry, are much less predictable. The sales cycles for these offerings are typically long -- from six months to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world. To forecast potential business in these

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  areas, our management strives to closely interact with the management of our customers and is closely involved in business development activities for service projects.

  Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component. Risk management in these projects often begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones. Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client. To mitigate the project difficulties, we have developed a process focus in which management monitors milestones in the project plan according to the process workflow. Despite these efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

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

  Perpetual licenses:

  Software license pricing is taken from our price list based on the quantity of individual modules and number of users. Customers are billed upon delivery. Revenue for software licenses is recognized upon delivery of product and issuance of perpetual keys. Support pricing is a fixed percentage of the total current list price of the software purchased and is billed annually. Perpetual license sales represent the smallest share of our informatics revenues.

  We have analyzed the other elements included in multiple-element arrangements that involve perpetual licenses, and determined that we have sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training. VSOE for PCS and training is established based upon the price charged when those elements are sold separately. For PCS this is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses. Training is charged consistently from our price list.

  Bundled licenses:

  In 1998, we began offering time-based bundled licenses as an alternative to perpetual licenses. This allows our customers to license multiple informatics products bundled with PCS that is co-terminus with the period of the arrangement. Bundled licenses have grown to become our largest source of informatics license revenues. A bundled license includes specific informatics modules, specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract. Informatics products are sold to professional users on an "off the shelf" basis in which the customer is responsible for installation. These non-cancelable, non-refundable contracts are normally three years in

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  duration, although certain customers request shorter or longer contract periods. At the end of the contract term, the customer must renew the license or the products will cease to operate. PCS, which includes unspecified updates, upgrades and "help desk" services, is included in the total price of the contract. The PCS provided under bundled arrangements is the same as that provided to customers under perpetual agreements. Bundled license pricing is taken from our established price list for products (includes package pricing and a-la-cart pricing), number of users and length of term. All contracted products are delivered at inception. If the customer should want additional modules, users or new products upon their release, the customer must enter into a new contract (or addendum) and pay the incremental fees to license these items. Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract term.

  Term licenses:

  Term licenses represent one-year arrangements for informatics products with an additional charge for one-year of PCS. The license fee is taken from our price list by product. The support renewal fee is a fixed percentage of the software license fee (similar to perpetual model). The PCS provided under term contracts is the same as that provided to customers under all other arrangements. Software license and support pricing are separately stated and billed upon delivery of product. To continue to operate the software, the customer must pay their annual renewal fee. Software revenue and PCS revenues under these license agreements are recognized ratably over the contract term.

  Our informatics technologies for the integration of chemistry and biological data in the life sciences industries creates a revenue stream for discovery informatics services (software consulting). To serve this market, we maintain a staff of specialists who use our proprietary technology, such as MetaLayer, FormsBuilder, Benchware, Benchware Notebook, ChemCoreRIO and AUSPYX technologies to configure customized solutions for data management. Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed. These contracts may also generate substantial license fee revenue for our proprietary informatics technologies.

  We develop and manufacture general screening compound libraries for sale to the life sciences industry for a fee per compound delivered. This has created the opportunity to offer follow-up discovery research activities to customers for design and synthesis of focused libraries for lead optimization. We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery. This process combines advanced informatics, chemistry and access to biology products and services, along with proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

  We also act as a reseller of computer hardware. Hardware sales are generally made to facilitate our customers' access to hardware components and are not a primary focus of our sales activities. We act as an authorized reseller and only order products on an "as needed" basis. Products are shipped directly to the customer, thus we do not maintain an inventory. Margins on these sales are relatively modest.

  We license discovery informatics tools to customers, provide ongoing support (including upgrades selected by customers) and provide informatics services to customers that enable integration of our existing and newly developed tools to customers' discovery operations. We generally expense research and development costs associated with informatics enhancements and new functionality. Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of informatics product sales. Certain informatics product development projects require

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  substantial commitments of time and resources. Costs of these projects are capitalized upon achievement of technological feasibility and/or a working model according to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86.

  Quarterly expenses include the costs of research and development for software development and new chemistry research. We believe that core sales and marketing costs will vary as a percentage of sales and that administrative costs will remain generally consistent. Variability in quarterly expenses primarily occurs in relation to the level of revenues. This is due to sales compensation, bonuses, staffing for selling and periodic marketing activities such as appearances at trade exhibitions.

  Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the impact of the initiation and completion of significant contracts relative to our overall revenue base, the ability to produce compound libraries in a timely manner, market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in pricing policies (ours, partners and other vendors), consolidation in customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic and competitive conditions. Fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific longer-term projects. Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

  Results of Operations (Amounts in thousands, except per share amounts)

  Net sales for the third quarter of 2005 were $13,165 compared to $16,100 in 2004, a decrease of 18%. Discovery informatics products and support sales increased 10% to $6,618 in 2005 from $6,005 for same period in 2004. This increase reflects recording business in the Pacific Rim territory that was delayed due to a patent infringement case in Japan relating to a software product that we in-license from a third-party. The third-party introduced what we believe to be a non-infringing version of the software in the second quarter and our distributor in Japan was able to close approximately $200 of previously delayed transactions. In addition, we completed an early termination agreement with a customer resulting in $373 of revenue in the third quarter of 2005. Discovery informatics services revenues for the third quarter of 2005 decreased 43% to $716 from $1,247 in 2004. The reduction in this area's revenues was attributable to the timing and size of ongoing projects in the current year. The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones and thus varies from period to period. Discovery research sales accounted for $5,821 in the third quarter of 2005 and $8,824 in the same period in 2004, a decrease of 34%. This decrease in discovery research business was principally attributed to lower levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") that was partially offset by incremental work for other customers. As previously disclosed, revenues from the Pfizer Contract were expected to be lower in 2005 than 2004 and are scheduled to complete in the fourth quarter of 2005. Hardware sales decreased by 58% to $10 for the third quarter 2005 from $24 in 2004. We do not actively market hardware products, but rather only facilitate customer demand when required.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  For the nine-month period in 2005, total net sales decreased 12% to $41,567 from $47,463 for the same period in 2004. The decrease was primarily the result of the lower scheduled production levels of the previously mentioned discovery research contract with Pfizer. Discovery software and support sales were up by 3% for the nine-month period in 2005 to $18,730 compared to $18,225 in 2004 due primarily to the incremental revenues from Optive. Discovery research revenues decreased by 21% for the first nine months in 2005 to $20,842 from $26,459. The decrease in discovery research revenues was principally from the lower contracted production levels in the Pfizer compound file enrichment project. Revenues from discovery informatics services declined by 27% to $1,964 in 2005 from $2,681 in 2004's nine-month period. The reduction in discovery informatics service revenues reflects the timing and size of ongoing service projects and achievement of related contractual milestones in the period.

  Net sales for the Company's activities outside of North America represented approximately 73% and 80% for the three-month periods ending September 30, 2005 and 2004, respectively. North American net sales accounted for roughly 28% of 2005 and 20% of 2004 total third quarter sales. Net sales in Europe accounted for 67% and 76%, respectively, of total sales the third quarter of 2005 compared to 2004. Net sales in the Pacific Rim increased by 20% for the third quarter of 2005 compared to the same period in 2004. The increase was primarily the result of recording revenues that had been delayed pending the outcome of the patent infringement matter described earlier. As indicated, the owner of the infringing software introduced a replacement technology. The Pacific Rim accounted for 6% and 4% of net sales for the third quarter in 2005 and 2004, respectively.

  Cost of sales for the three-month period ending September 30, 2005 decreased 27% to $6,067 compared to $8,333 for the same period in 2004. Driving the decrease in overall cost of sales for the third quarter of 2005 were lower costs due to reduced production on the Pfizer multi-year chemistry contract (a reduction of $1,715), lower costs of discovery informatics services projects (a reduction of $751) and a net increase in discovery informatics products cost of sales from the amortization of informatics product-related intangibles acquired in the Optive Research transaction (an increase of $213). Cost of sales as a percent of net sales was 46% and 52% for the three-month periods in 2005 and 2004, respectively. Nine-month year-to-date cost of sales declined 11% to $20,860 in 2005 from $23,435 in 2004. Cost of sales was 50% and 49% of total net sales for 2005 and 2004, respectively. The main reduction in cost of sales came from lower amounts incurred in discovery research activities from the Pfizer compound file enrichment project (a reduction of $2,278), lower discovery informatics services costs (a reduction of $610) due to lower revenues that were partially offset by the incremental costs of amortizing the intangibles from the Optive acquisition (an increase of $355).

  Gross profit margin for the third quarter 2005 improved to 54% of total net sales versus 48% in the third quarter of 2004. The improvement in gross profit in the third quarter of 2005 was principally the result of the mix of sales and their corresponding cost of sales. The third quarter of 2005 produced a shift back toward higher-margin discovery informatics as compared to recent quarters. This was primarily driven by the anticipated lower levels of production on the Pfizer contract compared to the prior year. Nine-month year-to-date gross profit margin declined to 50% in 2005 from 51% in the 2004 nine-month year-to-date period. The principal contributor to the year-to-date decrease in overall gross margin was the increased costs of production as a percentage of related revenues on the Pfizer contract. Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

  Sales and marketing expenses decreased 17% to $2,556 for the third quarter of 2005 from $3,089 in the same period in 2004. For the nine-month year-to-date period in 2005, sales and marketing expenses declined

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  to $8,186 from $9,464 in 2004. Sales and marketing expenses as a percentage of net sales were 19% in both three-month periods of 2005 and 2004. For the nine-month periods in 2005 and 2004, sales and marketing expenses were 20% of the respective total net sales. The decreases in sales and marketing spending totaling $533 and $1,278 for the quarter and year-to-date periods, respectively, were primarily attributable to lower employee costs from open positions, lower commissions and the expiration of certain consulting relationships.

  Research and development expenses increased by 35% to $2,898 from $2,140 and represented 22% and 13% of net sales for the three-month periods in 2005 and 2004, respectively. The increase in R&D expense in the third quarter of 2005 was primarily attributable to approximately $900 of incremental non-inventory chemistry-related costs as resources are redirected to other research activities as we wind down production on the Pfizer multi-year chemistry contract. This incremental R&D expense was partially offset by capitalization of $313 of software development costs related to new discovery informatics products that have achieved technological feasibility. There was no software capitalization in the third quarter of 2004. In addition, we did capitalize to inventory $636 of costs related to our innovative Lead Discovery chemistry projects in the third quarter of 2005 compared to $511 in 2004. Year-to-date R&D expense declined by 8% to $6,810 in 2005 from $7,433 in 2004 and was 16% of total net sales in both years. The principal contributors to the reduction of year-to-date R&D expenses were capitalization of software development cost (mainly Benchware components) totaling $1,470 in 2005 compared to $0 in 2004 along with the inventoried costs of LeadDiscovery compounds of $1,485 in 2005 compared to $754 in the 2004 nine-month period. In addition, approximately $800 of incremental chemistry-related costs were incurred due to reduced production on the Pfizer contract. In comparison, R&D expenses for the nine-month period in 2004 were reduced by a charge of $813 against a pre-established reserve for losses on a discovery informatics service contract.

  General and administrative expenses increased 5% to $1,900 from $1,803 for the third quarter of 2005 and 2004, respectively, and represent 14% and 11% of net sales for the corresponding periods. For the nine-month periods, G&A expense was increased 4% to $5,787 in 2005 from $5,585 in 2004 and represented 14% and 12% of respective total net sales. Higher administrative costs at our expanded U.K. chemistry facility more than offset lower expenses in other areas.

  Interest expense increased 59% to $478 in the third quarter of 2005 from $301 in the third quarter of 2004. For the nine-month period, interest expense increased 54% to $1,259 in 2005 from $820 in 2004. The increases in interest expense in the three and nine-month periods was primarily due to interest associated with the subordinated note issued for the acquisition of Optive Research, Inc. that took place in January 2005 ($114 in the third quarter and $339 year-to-date in 2005). The remainder of the increase is attributable to higher interest rates on the bank credit facilities and additional capital leases in 2005.

  Other income and (loss), net increased to income of $117 in the third quarter of 2005 from a loss of $67 in the same period in 2004. The 2005 income resulted primarily from interest income of $21 and a gain of $305 for our pro-rata share of proceeds from the A.M. Pappas Life Science II fund for the sale of Peninsula Pharmaceuticals. These gains were partially offset by a currency loss of $210 in the 2005 quarter. For the third quarter of 2004, the loss primarily resulted from a currency loss of $104 partially offset by interest income of $48. The nine-month period in 2005 generated other income of $146 compared to a loss of $5 in 2004. The 2005 other income included interest income of $85, gains from the sale of NuVasive of $240, gains from the sale of Peninsula Pharmaceuticals of $305, an unrealized loss of $88 on our pro-rata share of an investment held in the Life Science II fund and currency losses of $398. In the same nine-month period of

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with interest income of $200 that were partially offset by currency losses of $338. We completed the sale of our Arena holdings in the first quarter of 2004.

  Income tax benefit was $2,633 for the first nine-months of 2005 compared to income tax expense of $735 for the same period in 2004, which represent effective tax rates of (121)% and 102%, respectively. The effective tax rate for 2005 reflects the realization of R&D tax credits in the U.K. for prior periods. We were not able to recognize the R&D credits from those prior periods until such time as they became more likely than not to be approved by the U.K. tax authorities. During the first quarter of 2005, we received notice that credits from 2002 had been approved. Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. During the third quarter of 2005, the follow-on effect of the credits from 2003 and 2004 were realized as additional benefits in the U.K. consolidated tax return. The 2005 income tax rate reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the valuation of certain net operating loss carryforwards in 2005.

  Liquidity, Capital Resources and Capital Commitments

  Net cash provided by operations in the first nine-months of 2005 was $3,219. The primary sources of cash were from net income of $1,444, reductions in accounts receivable of $559, reductions in inventory of $2,993, increases in deferred revenue of $318 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount of $3,676 combined and the write-down on long-term investment of $88. These increases of cash were partially offset by payments of accounts payable and accrued expenses of $3,641, additions to prepaid expenses of $690 and a change in deferred tax benefit of $1,288 less the pre-tax gain of $240 from the sale of shares of NuVasive common stock. The change in deferred tax benefit is a result of recording the R&D tax credits in the U.K. The timing of collections of accounts receivable and reductions of deferred revenues both continue regular annual cyclical patterns. Reductions in inventory levels principally reflect the status of the deliveries of finished goods to Pfizer. Net cash provided by operations in the first nine months of 2004 was $11,048. Sources of operating funds for the first nine months of 2004 were net collections of accounts receivable of $6,392, reductions in prepaid expenses of $2,039, reduction of inventories of $1,140, increased deferred revenue of $1,887 plus the add-back of non-cash depreciation and amortization expenses of a combined $3,412 and a net reduction in the amount of foreign currency forward contracts outstanding of $876. Operating funds used in the first nine months of 2004 were for reductions of accounts payable & accrued expenses of $4,523 less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. The primary differences in cashflow from operations year-over-year arises from higher prepaid expenses in 2005, lower accounts receivable and corresponding lower levels of deferred revenues partially offset by higher net income reduced inventory levels.

  Cash used in investing activities during the first nine months of 2005 totaled $6,827 and were for property and equipment acquisitions of $880, capitalized development costs for our discovery informatics software products of $1,470 and the cash used in the acquisition of Optive Research, Inc. of $4,770. These were partially offset by $426 of gross proceeds from the sale of NuVasive shares. Over the next 12 to 18 months, we may be required to fund the remainder of our investment commitment ($525) to the A.M. Pappas Life Science II Fund. Cash used in investing activities in the first nine months of 2004 was $4,346. The cash was used principally for the acquisition of capital expenditures of $4,524, investment in the A.M. Pappas Life

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Science Ventures II of $178 and was partially offset by the proceeds from the sale of Arena shares of $196 and proceeds from the sale of property and equipment of $169.

  For the first nine months of 2005, $3,284 of cash was generated through financing activities from the issuance of common stock of $500, new capital leases at our research facility and for computer equipment totaling $2,054, issuance of subordinated debt of $3,500 to fund part of the acquisition of Optive Research and the issuance of shares under our employee stock plans of $39. We had a net increase in outstanding borrowings on our line of credit with LaSalle Bank of $1,300. Payments on our mortgage and capital leases during the period totaled $4,109. For the nine-month period in 2004, the net cash used in financing activities was $5,410, consisting of payments on bank loans and capital lease arrangements totaling $10,413, less proceeds from additional capital leases of $4,363 and the issuance of shares under our employee stock plans of $640.

  In April 2005, the company and LaSalle Bank executed an amendment to the existing credit facility. The modified revolving credit facility is now $6,500, which is an increase of $500 in available credit. The maturity date on the mortgage portion of the facility has been extended from December 2005 to April 2008. All other terms and conditions, including covenants, remain unchanged. At September 30, 2005, we had borrowings outstanding of $1,900 on the line of credit that were included in short-term debt. Also, earlier in 2005, we secured additional capital leases of approximately $1,995 to finance equipment for our recently completed laboratory expansion.

  We believe that with our cash, accounts receivable balances, cash flows from operations, access to available borrowings from LaSalle Bank, and additional capital leases, if any, we will be able to meet our liquidity and capital expenditure requirements for at least the next twelve months. To the extent that we sustain any material reduction in revenues resulting from contract terminations, expirations, or otherwise, we believe we would be able to reduce operating costs to be in closer alignment with expected revenue levels to conserve capital resources and moderate any adverse effect on liquidity. In addition, we expect that our capital expenditure requirements will be substantially lower than in recent years due to the completion of our chemistry laboratory expansion. Activities that are not part of our normal operations may require additional sources of funding that are not presently identified.

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

  Section 401 of the Act requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships. For the periods ending September 30, 2005 and 2004, Tripos had no off-balance sheet transactions or arrangements other than ordinary operating leases.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  The table that follows summarizes existing contractual obligations by type:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of Credit (a)	$ 2,028	$ 2,028	$ --	$ --	$ --
Mortgage (a)	4,311	447	3,864	--	--
Capital Lease Obligations	5,754	3,590	2,164	--	--
Operating Leases	2,595	680	942	578	395
Subordinated Debt (b)	4,373	602	3,232	539	--
Purchase Obligations (c)	--	--	--	--	--
Total	$ 19,061	$ 7,347	$ 10,202	$ 1,117	$ 395

  (a) Interest rates on the floating rate long-term debt are assumed to be constant for the purposes of this table. For this table, we have assumed that $1,900 of the revolving credit facility is outstanding for one year from September 30, 2005 and would generate an interest payable of $128 at a constant rate of 6.75%. For the mortgage loan we have assumed an interest rate of 6.27% until maturity in April 2008.

  (b) Includes interest accruing at 11.42% and no early pay-off.

  (c) Purchase Obligations in the past represented commitments for material capital expenditures (building and equipment) related to the expansion our chemistry laboratory at Tripos Discovery Research and committed outsourcing of chemical production. Now that the expansion is completed, there are no material commitments outstanding.

  Critical Accounting Policies

  For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2004. In addition, with the acquisition of Optive, which closed in the first quarter of 2005, management has determined that the accounting policies related to goodwill and other intangible assets should be included as one of the Company's identified critical accounting policies. The cost of acquired companies is allocated first to their identifiable tangible and intangible assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and is subject to impairment tests at least annually as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." If the impairment test indicates that the carrying value of goodwill exceeded its fair value, an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value.

  Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Our exposure to financial markets risk is limited to foreign exchange variances and fluctuations in interest rates. The Company may be subject to a significant impact from foreign exchange. For example, the costs to perform the custom design and synthesis contract with Pfizer are incurred in British pounds sterling while we are compensated for a large portion of the work in U.S. dollars. As a result, our gross profit was, and may be again, adversely affected by a decline in the U.S. dollar against the pound. We may, as we have at times in the past, mitigate this effect through foreign currency forward contracts whose mark-to-market gains or losses are recorded in "Other Income".

  Our foreign exchange risk is principally limited to currencies like the British pound and the Euro that historically have exhibited only minor fluctuations although during 2004 and 2005, these currencies have shown more significant variation. Assets outside the United States are primarily located in England. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $15.5 million at December 31, 2004. The potential reduction in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would have been approximately $1.6 million at December 31, 2004. Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

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

  PART II

  OTHER INFORMATION

  Item 1.     Legal Proceedings

            On September 30, 2005, the motion to dismiss the class action lawsuit against the Company, John P. McAlister and B. James Rubin was denied, however, the motion to dismiss the plaintiff's claim against Ernst & Young LLP was granted. See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description. Reference is also made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2004 for a detailed description of legal proceedings.

            The Chairman of the Company's Board of Directors also received a letter dated October 21, 2005 from an attorney purporting to represent a shareholder of the Company, which demands that the Company's Board commence a civil action against the Company's directors and officers for alleged breach of duty related to the Company's previously announced restatement.

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

  TRIPOS, INC.
Date:	November 9, 2005	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 9, 2005	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	November 9, 2005	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary