Form 10-Q/A
period 2005-03-31
TRIPOS INC
filed 2006-03-29
CIK 920691

FORM 10-Q/A

(Amendment No. 2)

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

Tripos, Inc.

Explanatory Note

For Quarter Ended

March 31, 2005

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed to revise the consolidated financial statements, as set forth in Note 14 of the Notes to Unaudited Consolidated Financial Statements, from those previously filed with the Securities and Exchange Commission (the "SEC") on May 10, 2005.  The Company has filed this amendment in order to correct an error found in a consolidating spreadsheet application used solely for 2005 interim reporting relating to accounting for foreign exchange transaction gains/losses on certain intercompany balances as described in Note 14.  Previously reported amounts for 2004 were not affected by this error. Except for changes in amounts reported in Items 1 and 2 of this Quarterly Report on Form 10-Q to correct this error, the addition of a new Note 14 of the Notes to the Company's Consolidated Financial Statements, revised disclosures regarding internal controls in Item 4, and new certifications filed as exhibits to this Quarterly Report on Form10-Q, this amendment does not affect any amounts or disclosures previously reported or disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, nor does it reflect events occurring after the date of filing of the Quarterly Report on Form 10-Q.

In accordance with applicable SEC rules, the Quarterly Report on Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statements of Operations for the Three-Months Ended March 31, 2005(Unaudited) and March 31, 2004 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	7-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures (as amended)	30-31

PART II OTHER INFORMATION	31
SIGNATURES	32
3

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated 03-31-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 5,616	$ 4,171
Marketable securities	71	341
Accounts receivable, less allowances for doubtful accounts of $242 and $246, respectively	9,809	15,666
Inventory	10,370	12,007
Deferred income taxes	--	29
Prepaid expenses	6,826	5,603
Total current assets	32,692	37,817

Property and equipment, less accumulated depreciation	29,778	30,672
Capitalized development costs, less accumulated amortization	2,758	2,159
Goodwill	5,142	965
Intangible assets, less accumulated amortization	4,023	90
Investments recorded at cost	1,433	1,397
Other assets, net	--	22
Total assets	$ 75,826	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,718	$ 4,514
Current portion of capital leases	3,706	3,689
Accounts payable	1,638	1,796
Accrued expenses	5,974	8,950
Deferred revenue	19,603	21,945
Total current liabilities	33,639	40,894

Long-term portion of capital leases	1,634	2,653
Long-term debt	6,935	--
Deferred income taxes	1,419	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,088 shares as of Mar. 31, 2005 and 9,359 shares as of Dec. 31, 2004.	101	94
Additional paid-in capital	41,301	37,394
Retained earnings (deficit)	(8,108)	(8,089)
Other comprehensive loss	(1,095)	(1,533)
Total shareholders' equity	32,199	27,866

Total liabilities and shareholders' equity	$ 75,826	$ 73,122

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	Restated 03-31-2005	03-31-2004
Net sales:
Discovery informatics products & support	$ 6,263	$ 5,974
Discovery informatics services	668	715
Discovery research products & services	8,102	8,727
Hardware	10	44
Total net sales	15,043	15,460

Cost of sales	7,907	7,693
Gross profit	7,136	7,767

Operating expenses:
Sales and marketing	2,945	3,142
Research and development	1,921	2,828
General and administrative	1,965	1,879
Total operating expenses	6,831	7,849

Income (loss) from operations	305	(82)

Interest expense	(388)	(231)
Other (loss) income , net	(7)	273
Loss before income tax benefit	(90)	(40)

Income tax benefit	(71)	(15)
Net loss	$ (19)	$ (25)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of shares	10,060	9,047

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	Restated 03-31-2005	03-31-2004
Operating activities:
Net loss	$ (19)	$ (25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,328	609
Amortization of capitalized development costs & intangibles	180	68
Amortization of debt discount	14	--
Appreciation in foreign currency hedge instruments	2	757
Deferred tax benefit	(237)	(243)
Gain from sale of marketable securities	(182)	(144)
Impairment loss on long-term investment	88	--

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,565	4,677
Inventories	1,348	1
Prepaid expenses and other current assets	(1,618)	1,221
Accounts payable and accrued expenses	(3,049)	(2,251)
Deferred revenue	(1,675)	4,472
Net cash provided by operating activities	1,745	9,142

Investing activities:
Purchases of property and equipment	(1,076)	(1,101)
Capitalized development costs	(599)	--
Acquisition of business, net of cash received	(4,779)	--
Proceeds from the sale of marketable securities	338	196
Investment in unconsolidated affiliates	(125)	(188)
Net cash used in investing activities	(6,241)	(1,093)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	8	17
Proceeds from issuance of common stock	500	--
Net borrowings (repayments) under revolving line of credit	1,900	(1,500)
Proceeds from issuance of long-term debt and capital leases	3,500	341
Payments on long-term debt and capital lease obligations	(851)	(2,945)
Net cash provided by (used in) financing activities	5,057	(4,087)

Effect of foreign exchange rate changes on cash and cash equivalents	884	(381)

Net increase in cash and cash equivalents	1,445	3,581

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 5,616	$ 6,526

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

Our business model is based primarily on deriving recurring revenues from our discovery informatics and discovery research businesses and secondarily on achieving contributions from therapeutic collaborations if and when new therapeutics are developed.  The following is a description of each area of our business:

•         Discovery Informatics Products and Services. The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings.  These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  We offer over fifty (50) software products for these research areas.  We recently introduced Windows®-based programs such as Lithium®, BenchwareTM and SARNavigator™, along with other desktop systems to reach beyond the traditional computational chemistry user base within life science research organizations:  LITHIUM facilitates visualization and communication of computational models to other parts of the organization; Benchware enables combinatorial library enumeration and design to be performed by bench scientists; and SARNavigator provides an intuitive means of high-throughput screening (HTS) data analysis.

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

•         Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound analysis, design and synthesis and a complete suite of lead discovery, optimization, and recovery projects on a fee per service basis. Certain projects are focused on specific therapeutic targets that may result in our obtaining an ownership or economic interest in the products resulting from our research.  Typically such ownership positions result only when we invest through contribution of discounted services or of in-kind products or

Item 1.  Financial Statements (continued)

      services to a project or through specific and unique scientific expertise.  We enter such collaborations on an opportunistic basis if and when scientific and funding resources are available.  Our intent is to pursue improved returns from these projects.  We do not seek to become a therapeutics company.

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

	Three-month Period
	Restated 03-31-2005	03-31-2004
Net loss as reported	$ (19)	$ (25)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	115	239
Pro forma net loss	$(134)	$ (264)

Pro forma loss per share:
Basic and diluted- as reported	$(0.00)	$ (0.00)
Basic and diluted- pro forma	$(0.01)	$ (0.03)

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

Item 1.  Financial Statements (continued)

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three-month Period
	Restated 03-31-2005	03-31-2004
Net loss	$ (19)	$ (25)
Unrealized gain (loss)on marketable securities	42	7
Less: reclassification for gains included in net Income	(113)	(90)
Foreign currency translation adjustments	509	321
Comprehensive income	$ 419	$ 213

The components of accumulated other comprehensive income, net of related tax, at March 31, 2005 and December 31, 2004 were as follows:

	Restated 03-31-2005	12-31-2004
Foreign currency translation adjustments	$ (1,120)	$ (1,629)
Unrealized gain on marketable securities	25	96
Accumulated other comprehensive loss	$ (1,095)	$ (1,533)

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

Item 1.  Financial Statements (continued)

(5)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

	Three-months Ended
	Restated 03-31-2005	03-31-2004
Numerator:
Numerator for basic earnings per share--net loss	$ (19)	$ (25)
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,060	9,047
Effect of dilutive securities:
Employee stock options --Note A	--	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,060	9,047
Basic and diluted loss per share	$ (0.00)	$ (0.00)

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
14

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

At March 31, 2005 and December 31, 2004, the Company had the following intangible asset balances:

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

Summarized financial information concerning the industry segments follows:

DI=Discovery  Informatics

DR=Discovery Research

	Three Months-End March 31,
	2005			2004
	DI	DR	Total	DI	DR	Total
Revenues:
DI products	$ 6,273	$ --	$ 6,273	$ 6,018	$ --	$ 6,018
DI services	668	--	668	715	--	715
DR products & services	--	8,102	8,102	--	8,727	8,727
Total revenues	$6,941	$ 8,102	$ 15,043	$ 6,733	$ 8,727	$ 15,460

Depreciation & amortization	$ 408	$ 950	$ 1,358	$ 130	$ 426	$ 556
Non-allocated corporate			150			121
Depreciation & amortization on on statement of operations			$ 1,508			$ 677

Operating income	$ 1,093	$ 683	$ 1,776	$ 918	$ 711	$ 1,629
Non-allocated corporate departments			(1,471)			(1,711)
Operating income (loss) on per statement of operations			$ 305			$ (82)

Long-lived assets	$ 17,471	$ 24,230	$ 41,701	$ 9,468	$ 23,543	$ 33,011

Total assets (1)	$ 28,829	$ 41,381	$ 70,210	$ 22,341	$ 41,261	$ 63,602
Consolidated cash			5,616			6,526
Total assets on balance sheet			$ 75,826			$ 70,128

(1)            Excludes cash and cash equivalents of $5,616 and $6,526 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based

Item 1.  Financial Statements (continued)

(13)     New Accounting Pronouncements (continued)

method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005.  At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R).  Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year.  As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006.  We are currently evaluating the requirements of FAS 123R, but because we are presently accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations effective upon adoption.

(14)     Restatement

On February 28, 2006, management concluded and the Audit  Committee of the Board of Directors agreed that the Company's condensed consolidated financial statements included in its Quarterly Reports on Form 10−Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated to correct an error relating to accounting for foreign exchange transaction gains and losses from certain intercompany transactions and that such previously filed financial statements should no longer be relied upon.  This conclusion was reported in a Current Report on Form 8-K filed March 6, 2006.  The error found by management in a consolidating financial statement spreadsheet application used solely for 2005 interim reporting related to foreign currency translation gains and losses from intercompany transactions that should have been recorded in "Other income and expense" on the statement of operations instead of "Other comprehensive income" within the shareholders' equity section of the balance sheet.  All other asset and liability accounts in the balance sheet and operating activity on the statement of operations were properly reported.  This error affected foreign translation effects for the periods ending March 31, June, 30 and September 30, 2005.  Previously reported amounts for 2004 were not affected by this error.

The following tables present the effects of the restatement in the Consolidated Statement of Operations and Consolidated Balance Sheets as of the period ended March 31, 2005.

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three-months Ended
	As Reported 03-31-2005	As Restated 03-31-2005
Net sales:
Discovery informatics products & support	$ 6,263	$ 6,263
Discovery informatics services	668	668
Discovery research products & services	8,102	8,102
Hardware	10	10
Total net sales	15,043	15,043

Cost of sales	7,907	7,907
Gross profit	7,136	7,136

Operating expenses:
Sales and marketing	2,945	2,945
Research and development	1,921	1,921
General and administrative	1,965	1,965
Total operating expenses	6,831	6,831

Income from operations	305	305

Interest expense	(388)	(388)
Other (loss), net	(199)	(7)
Loss before income taxes	(282)	(90)

Income tax benefit	(71)	(71)
Net loss	$ (211)	$ (19)

Basic and diluted loss per share	$ (0.02)	$ (0.00)
Basic and diluted weighted average number of shares	10,060	10,060

(14)     Restatement (continued)

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	As Reported 03-31-2005	As Restated 03-31-2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,616	$ 5,616
Marketable Securities	71	71
Accounts receivable, less allowances for doubtful accounts of $242	9,809	9,809
Inventory	10,370	10,370
Deferred income taxes	--	--
Prepaid expenses	6,826	6,826
Total current assets	32,692	32,692

Property and equipment, less accumulated depreciation	29,778	29,778
Capitalized development costs, less accumulated amortization	2,758	2,758
Goodwill	5,142	5,142
Intangible assets, less accumulated amortization	4,023	4,023
Investments recorded at cost	1,433	1,433
Other assets, net	--	--
Total assets	$ 75,826	$ 75,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$ 2,718	$ 2,718
Current portion of capital leases	3,706	3,706
Accounts payable	1,638	1,638
Accrued expenses	5,974	5,974
Deferred revenue	19,603	19,603
Total current liabilities	33,639	33,639

Long-term portion of capital leases	1,634	1,634
Long-term debt	6,935	6,935
Deferred income taxes	1,419	1,419
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,088 shares as of Mar. 31, 2005	101	101
Additional paid-in capital	41,301	41,301
Retained earnings (deficit)	(8,300)	(8,108)
Other comprehensive (loss)	(903)	(1,095)
Total shareholders' equity	32,199	32,199

Total liabilities and shareholders' equity	$ 75,826	$ 75,826

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Three-months Ended
	As Reported 03-31-2005	As Restated 03-31-2005
Operating activities:
Net loss	$ (211)	$ (19)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,328	1,328
Amortization of capitalized development costs & intangibles	180	180
Amortization of debt discount	14	14
Appreciation in foreign currency hedge instruments	2	2
Deferred tax benefit	(237)	(237)
Gain from sale of marketable securities	(182)	(182)
Impairment loss on long-term investment	88	88

Change in operating assets and liabilities:
Accounts receivable	5,565	5,565
Inventories	1,348	1,348
Prepaid expenses and other current assets	(1,618)	(1,618)
Accounts payable and accrued expenses	(3,049)	(3,049)
Deferred revenue	(1,675)	(1,675)
Net cash provided by operating activities	1,553	1,745

Investing activities:
Purchases of property and equipment	(1,076)	(1,076)
Capitalized development costs	(599)	(599)
Acquisition of business, net of cash received	(4,779)	(4,779)
Proceeds from the sale of marketable securities	338	338
Investment in unconsolidated affiliates	(125)	(125)
Net cash used in investing activities	(6,241)	(6,241)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option and option plans	8	8
Proceeds from issuance of common stock	500	500
Net borrowings under revolving line of credit	1,900	1,900
Proceeds from issuance of long-term debt and capital leases	3,500	3,500
Payments on long-term debt and capital lease obligations	(851)	(851)
Net cash provided by financing activities	5,057	5,057

Effect of foreign exchange rate changes on cash and cash equivalents	1,076	884

Net increase in cash and cash equivalents	1,445	1,445

Cash and cash equivalents at beginning of period	4,171	4,171
Cash and cash equivalents at end of period	$ 5,616	$ 5,616

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

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the first quarter of 2005 were $15,043 compared to $15,460 in 2004, a decrease of 3%.  Discovery informatics products and support sales increased 5% to $6,263 in 2005 from $5,974 for same period in 2004.  This increase is primarily attributable to a larger base of contract values from existing time-based license customers along with revenues from our recently acquired Optive Research subsidiary.  Discovery informatics services revenues for the first quarter of 2005 decreased 7% to $668.  The reduction in this area's revenues was attributable to an overall reduction in the number and size of ongoing projects in the current year.  The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones.  Discovery research sales accounted for $8,102 in the first quarter of 2005 and $8,727 in the same period in 2004, a decrease of 7%.  This decrease in discovery research business was attributed to lower levels of production on the four-year, $90 million strategic compound file enrichment and hit follow-up contract with Pfizer (the "Pfizer Contract") that was partially offset by incremental work for other customers.  As previously disclosed, revenues from the Pfizer Contract were expected to be lower in 2005 than 2004 as the project moves toward completion.  Hardware sales decreased by 77% to $10 for the first quarter 2005 from $44 in 2004.  We do not actively market hardware products, but rather facilitate customer demand when required.

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

Interest expense and other income (loss), net decreased to a loss of $395 in the first quarter in 2005 from income of $42 in the same period in 2004.  The 2005 losses resulted from a currency loss of $128, net interest expense of $360 (net of interest income), and recording of an unrealized loss of $88 on our pro-rata share of an investment held in the A.M. Pappas Life Science II fund.  Offsetting these losses was a gain of $182 from the sale of shares of NuVasive, Inc. (a recent IPO distribution from the A.M. Pappas Life Science II fund).  In the same period of 2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with a small currency gain partially offset by net interest expense of $167.  We completed the sale of our Arena holdings in the first quarter of 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

Income tax benefit was $71 for the first three-months of 2005 compared to $15 for the same period in 2004, which represent effective tax rates of 79% and 38%, respectively.  The 78% effective tax rate for 2005 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the utilization of certain net operating loss carryforwards in 2005.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in 2005 was $1,745.  The primary sources of cash were from reductions in accounts receivable of $5,565, reductions in inventory of $1,348 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, of $1,522, combined.  These increases of cash were partially offset by payments of accounts payable and accrued expenses of $3,049 along with additions to prepaid expenses of $1,618 with a reduction in deferred revenue of $1,675.  Net cash provided by operations in 2004 was $9,142.  Sources of operating funds for 2004 were net collections of accounts receivable of $4,677, reductions in prepaid expenses of $1,221, increased deferred revenue of $4,472 plus the add-back of non-cash depreciation and amortization expenses of a combined $677 and a net reduction in the amount of foreign currency forward contracts outstanding of $757.  Operating funds used in 2004 were from a net loss of $25, changes in net deferred tax position of $243, reductions of accounts payable & accrued expenses of $2,251, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock. The primary differences in cashflow from operations year-over-year arises from higher prepaid royalties in 2005 and receipt of $3,600 advance funding of technology access fees (deferred revenue) in the first quarter of 2004.

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

Item 4.  Controls and Procedures (as amended)

(a)     Restatement of Previously Issued Financial Statements.  As more fully described in Note 14 of the notes to the Company's consolidated financial statements, we have restated our consolidated financial statements for the three months ended March 31, 2005 and 2004.  As the result of the restatements of our previously issued financial statements, management has reassessed the impact of the restatements on its disclosure controls and internal controls over financial reporting for the interim periods in 2005.  Previously reported amounts for 2004 were not affected.

(b)     Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, management, with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 at the reasonable assurance level and concluded that our disclosure controls and procedures were effective as of March 31, 2005.  In light of the restatements referred to in (a) above, management, with the participation of our principal executive officer and principal financial officer, reevaluated our disclosure controls and procedures as of March 31, 2005 at the reasonable assurance level.  Based on this reevaluation and following the identification of the following material weakness in our internal control over financial reporting, management concluded that our disclosure controls and procedures were not effective as of March 31, 2005:

As a result of the error described above in Note 14 of the Notes to Consolidated Financial Statements, the Company determined, and the Audit Committee concurred, that a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign exchange transaction gains/losses related to certain intercompany balances.  This determination was disclosed in a Current Report on Form 8-K filed March 6, 2006.  This control deficiency resulted in the restatement of the Company's condensed consolidated financial statements for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005 and the Company has filed a Form 10−Q/A for each of those fiscal quarters.  Accordingly, the Audit Committee has agreed with management's assessment that its disclosure controls and procedures were not effective and this control deficiency constituted a material weakness in its internal control over financial reporting as of December 31, 2005.  A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of this determination that the controls in place over the process of translating certain intercompany balances did not operate effectively as of  and during the year ended December 31, 2005, the Company and its independent registered accountants have performed additional procedures during the fourth quarter of 2005 closing process to address the control failure that occurred, including: a) performing additional recalculations of foreign exchange transaction gains/losses on the intercompany balances and ending other comprehensive income balance; b) reconfirmation of intercompany settlements related to these balances; and c) rectified the errors within the consolidating spreadsheet application.  The Audit Committee believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above and the Company will continue to perform these enhanced procedures as part of their normal closing process.

As a result of these remedial actions (restatement of reported results and implementation of additional controls), the Chief Executive Officer and Chief Financial Officer are filing new certifications as of the date of this Quarterly Report on Form 10-Q/A pursuant to Section 302 an Section 906 of the Sarbanes-Oxley Act of 2002 and the requirements of Rule 12b-15 under the Securities Exchange Act of 1934.

During the quarterly period covered by this report and except as disclosed in this Item 4, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.     Other Information

          None

Item 6.     Exhibits

          10.20      Fourth Amendment to the Amended and Restated Loan Agreement with LaSalle Bank, N.A. dated April 18, 2005.

31.1      Section 302 Certification of the Chief Executive Officer*

31.1      Section 302 Certification of the Chief Executive Officer**

            31.2      Section 302 Certification of the Chief Financial Officer*

            31.2      Section 302 Certification of the Chief Financial Officer**

32.1      Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.1      Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.

Date:	March 29, 2006	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	March 29, 2006	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	March 29, 2006	/s/ John D. Yingling
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

