Form 10-Q/A
period 2005-06-30
TRIPOS INC
filed 2006-03-29
CIK 920691

FORM 10-Q/A

(Amendment No. 1)

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

Tripos, Inc.

Explanatory Note

For Quarter Ended

June 30, 2005

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is being filed to revise the consolidated financial statements, as set forth in Note 14 of the Notes to Unaudited Consolidated Financial Statements, from those previously filed with the Securities and Exchange Commission (the "SEC") on August 9, 2005.  The Company has filed this amendment in order to correct an error found in a consolidating spreadsheet application used solely for 2005 interim reporting relating to accounting for foreign exchange transaction gains/losses on certain intercompany balances as described in Note 14.  Previously reported amounts for 2004 were not affected by this error.  Except for changes in amounts reported in Items 1 and 2 of this Quarterly Report on Form 10-Q to correct this error, the addition of a new Note 14 of the Notes to the Company's Consolidated Financial Statements, revised disclosures regarding internal controls in Item 4, and new certifications filed as exhibits to this Quarterly Report on Form10-Q, this amendment does not affect any amounts or disclosures previously reported or disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, nor does it reflect events occurring after the date of filing of the Quarterly Report on Form 10-Q.

In accordance with applicable SEC rules, the Quarterly Report on Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statements of Operations for the Three- and Six-Months Ended June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)	5
Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	7-23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures (as amended)	32-33

PART II OTHER INFORMATION	34
SIGNATURES	35
3

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated 06-30-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 6,169	$ 4,171
Marketable securities	--	341
Accounts receivable, less allowances for doubtful accounts of $238 and $246, respectively	7,380	15,666
Inventory	9,048	12,007
Deferred income taxes	--	29
Prepaid expenses	5,338	5,603
Total current assets	27,935	37,817

Property and equipment, less accumulated depreciation	29,056	30,672
Capitalized development costs, less accumulated amortization	3,302	2,159
Goodwill	5,273	965
Intangible assets, less accumulated amortization	3,788	90
Investments recorded at cost	1,433	1,397
Other assets, net	--	22
Total assets	$70,787	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,218	$ 4,514
Current portion of capital leases	3,702	3,689
Accounts payable	1,248	1,796
Accrued expenses	3,657	8,950
Deferred revenue	15,508	21,945
Deferred income taxes	162	--
Total current liabilities	27,495	40,894

Capital leases, less current portion	2,586	2,653
Long-term debt, less current portion	6,894	--
Deferred income taxes	--	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,114 shares as of June 30, 2005 and 9,359 shares as of December 31, 2004	101	94
Additional paid-in capital	41,322	37,394
Retained earnings (deficit)	(7,297)	(8,089)
Other comprehensive loss	(314)	(1,533)
Total shareholders' equity	33,812	27,866

Total liabilities and shareholders' equity	$ 70,787	$ 73,122

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	Restated 06-30-2005	06-30-2004	Restated 06-30-2005	06-30-2004
Net sales:
Discovery informatics products & support	$ 5,849	$ 6,246	$ 12,112	$ 12,220
Discovery informatics services	580	719	1,248	1,434
Discovery research products & services	6,919	8,908	15,021	17,635
Hardware	11	30	21	74
Total net sales	13,359	15,903	28,402	31,363

Cost of sales	6,886	7,409	14,793	15,102
Gross profit	6,473	8,494	13,609	16,261

Operating expenses:
Sales and marketing	2,685	3,233	5,630	6,375
Research and development	1,991	2,465	3,912	5,293
General and administrative	1,922	1,903	3,887	3,782
Total operating expenses	6,598	7,601	13,429	15,450

Income (loss) from operations	(125)	893	180	811

Interest expense	(393)	(288)	(781)	(519)
Other income (loss), net	(650)	(211)	(657)	62
Income (loss) before income taxes	(1,168)	394	(1,258)	354

Income tax expense (benefit)	(1,979)	238	(2,050)	223
Net income	$ 811	$ 156	$ 792	$ 131

Basic income per share	$ 0.08	$ 0.02	$ 0.08	$ 0.01
Basic weighted average number of shares	10,091	9,173	10,075	9,110
Diluted income per share	$ 0.08	$ 0.02	$ 0.08	$ 0.01
Diluted weighted average number of shares	10,107	9,352	10,125	9,349

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	Restated 06-30-2005	06-30-2004
Operating activities:
Net income	$ 792	$ 131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,999	2,000
Amortization of capitalized development costs & intangibles	308	145
Amortization of debt discount	28	--
Appreciation (depreciation) in foreign currency hedge instruments	(85)	870
Deferred tax benefit	(1,177)	(191)
Gain from sale of marketable securities	(240)	(144)
Gain from sale of property and equipment	--	(29)
Impairment loss on long-term investment	88	50

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,427	5,855
Inventories	2,157	292
Prepaid expenses and other current assets	(736)	1,676
Accounts payable and accrued expenses	(4,878)	(3,707)
Deferred revenue	(2,716)	3,336
Net cash provided by operating activities	967	10,284

Investing activities:
Purchases of property and equipment	(537)	(2,825)
Capitalized development costs	(1,157)	(9)
Acquisition of business, net of cash received	(4,770)	--
Proceeds from the sale of marketable securities	426	196
Proceeds from the sale of property and equipment	--	169
Investment in unconsolidated affiliates	(125)	(178)
Net cash used in investing activities	(6,163)	(2,647)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	29	635
Proceeds from issuance of common stock	500	--
Net borrowings (repayments) under revolving line of credit	2,400	(8,400)
Proceeds from issuance of long-term debt and capital leases	5,495	3,514
Payments on long-term debt and capital lease obligations	(1,670)	(1,394)
Net cash provided by (used in) financing activities	6,754	(5,645)

Effect of foreign exchange rate changes on cash and cash equivalents	440	245

Net increase in cash and cash equivalents	1,998	2,237

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 6,169	$ 5,182

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

Item 1.  Financial Statements (continued)

	Three-month Period		Six-month Period
	Restated 06-30-2005	06-30-2004	Restated 06-30-2005	06-30-2004
Net income as reported	$ 811	$ 156	$ 792	$ 131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	188	420	302	658
Pro forma net income (loss)	$ 623	$ (264)	$ 490	$ (527)

Pro forma income (loss) per share:
Basic- as reported	$0.08	$ 0.02	$0.08	$ 0.01
Basic- pro forma	$0.06	$ (0.03)	$0.05	$ (0.06)
Diluted- as reported	$0.08	$ 0.02	$0.08	$ 0.01
Diluted- pro forma	$0.06	$ (0.03)	$0.05	$ (0.06)

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

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three-month Period		Six-month Period
	Restated 06-30-2005	06-30-2004	Restated 06-30-2005	06-30-2004
Net income	$ 811	$ 156	$ 792	$ 131
Unrealized gain (loss)on marketable securities	11	--	53	--
Less: reclassification for (gain) loss included in net income	(36)	--	(149)	(53)
Foreign currency translation adjustments	806	296	1,315	587
Comprehensive income	$ 1,592	$ 452	$ 2,011	$ 665

The components of accumulated other comprehensive income, net of related tax, at June 30, 2005 and December 31, 2004 were as follows:

	Restated 06-30-2005	12-31-2004
Foreign currency translation adjustments	$ (314)	$ (1,629)
Unrealized gain on marketable securities	--	96
Accumulated other comprehensive loss	$ (314)	$ (1,533)

Item 1.  Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004.

	Three-months Ended		Six-months Ended
	Restated 06-30-2005	06-30-2004	Restated 06-30-2005	06-30-2004
Numerator:
Numerator for basic earnings per share-- Net income	$ 811	$156	$ 792	$ 131
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,091	9,173	10,075	9,110
Effect of dilutive securities:
Warrants Note A.	--	--	--	--
Employee stock options	16	179	50	239
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,107	9,352	10,125	9,349

Basic and diluted earnings per share	$ 0.08	$ 0.02	$ 0.08	$ 0.01

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
15

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

(1)            Excludes cash and cash equivalents of $6,169 and $5,182 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

(2)            Excludes cash and cash equivalents of $6,169 and $5,182 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

(14)     Restatement

On February 28, 2006, management concluded and the Audit  Committee of the Board of Directors agreed that the Company's condensed consolidated financial statements included in its Quarterly Reports on Form 10−Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated to correct an error relating to accounting for foreign exchange transaction gains and losses from certain intercompany transactions and that such previously filed financial statements should no longer be relied upon.  This conclusion was reported in a Current Report on Form 8-K filed March 6, 2006.  The error found by management in a consolidating financial statement spreadsheet application used solely for 2005 interim reporting related to foreign currency translation gains and losses from intercompany transactions that should have been recorded in "Other income and expense" on the statement of operations instead of "Other comprehensive income" within the shareholders' equity section of the balance sheet.  All other asset and liability accounts in the balance sheet and operating activity on the statement of operations were properly reported.  This error affected foreign translation effects for the periods ending March 31, June 30 and September 30, 2005.  Previously reported amounts for 2004 were not affected by this error.

The following tables present the effects of the restatement in the Consolidated Statement of Operations and Consolidated Balance Sheets as of the period ended June 30, 2005.

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	As Reported 06-30-2005	As Restated 06-30-2005	As Reported 06-30-2005	As Restated 06-30-2005
Net sales:
Discovery informatics products & support	$ 5,849	$ 5,849	$ 12,112	$ 12,112
Discovery informatics services	580	580	1,248	1,248
Discovery research products & services	6,919	6,919	15,021	15,021
Hardware	11	11	21	21
Total net sales	13,359	13,359	28,402	28,402

Cost of sales	6,886	6,886	14,793	14,793
Gross profit	6,473	6,473	13,609	13,609

Operating expenses:
Sales and marketing	2,685	2,685	5,630	5,630
Research and development	1,991	1,991	3,912	3,912
General and administrative	1,922	1,922	3,887	3,887
Total operating expenses	6,598	6,598	13,429	13,429

Income (loss) from operations	(125)	(125)	180	180

Other (loss), net	(165)	(1,043)	(752)	(1,438)
Loss before income taxes	(290)	(1,168)	(572)	(1,258)

Income tax benefit	(1,979)	(1,979)	(2,050)	(2,050)
Net income	$ 1,689	$ 811	$ 1,478	$ 792

Basic income per share	$ 0.17	$ 0.08	$ 0.15	$ 0.08
Basic weighted average number of shares	10,091	10,091	10,075	10,075
Diluted income per share	$ 0.17	$ 0.08	$ 0.15	$ 0.08
Diluted weighted average number of shares	10,107	10,107	10,125	10,125
21

(14)     Restatement (continued)

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	As Reported 06-30-2005	As Restated 06-30-2005
ASSETS
Current assets:
Cash and cash equivalents	$ 6,169	$ 6,169
Marketable securities	--	--
Accounts receivable, less allowances for doubtful accounts of $238	7,380	7,380
Inventory	9,048	9,048
Deferred income taxes	--	--
Prepaid expenses	5,338	5,338
Total current assets	27,935	27,935

Property and equipment, less accumulated depreciation	29,056	29,056
Capitalized development costs, less accumulated amortization	3,302	3,302
Goodwill	5,273	5,273
Intangible assets, less accumulated amortization	3,788	3,788
Investments recorded at cost	1,433	1,433
Other assets, net	--	--
Total assets	$70,787	$70,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,218	$3,218
Current portion of capital leases	3,702	3,702
Accounts payable	1,248	1,248
Accrued expenses	3,657	3,657
Deferred revenue	15,508	15,508
Deferred income taxes	162	162
Total current liabilities	27,495	27,495

Capital leases, less current portion	2,586	2,586
Long-term debt, less current portion	6,894	6,894
Deferred income taxes	--	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,114 shares as of June 30, 2005	101	101
Additional paid-in capital	41,322	41,322
Retained earnings (deficit)	(6,611)	(7,297)
Other comprehensive loss	(1,000)	(314)
Total shareholders' equity	33,812	33,812
Total liabilities and shareholders' equity	$ 70,787	$ 70,787

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Six Months Ended
	As Reported 06-30-2005	As Restated 06-30-2005
Operating activities:
Net income	$ 1,478	$ 792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,999	1,999
Amortization of capitalized development costs & intangibles	308	308
Amortization of debt discount	28	28
Depreciation in foreign currency hedge instruments	(85)	(85)
Deferred tax benefit	(1,177)	(1,177)
Gain from sale of marketable securities	(240)	(240)
Gain from sale of property and equipment	--	--
Impairment loss on long-term investment	88	88

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,427	5,427
Inventories	2,157	2,157
Prepaid expenses and other current assets	(736)	(736)
Accounts payable and accrued expenses	(4,878)	(4,878)
Deferred revenue	(2,716)	(2,716)
Net cash provided by operating activities	1,653	967

Investing activities:
Purchases of property and equipment	(537)	(537)
Capitalized development costs	(1,157)	(1,157)
Acquisition of business, net of cash received	(4,770)	(4,770)
Proceeds from the sale of marketable securities	426	426
Proceeds from the sale of property and equipment	--	--
Investment in unconsolidated affiliates	(125)	(125)
Net cash used in investing activities	(6,163)	(6,163)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	29	29
Proceeds from issuance of common stock	500	500
Net borrowings under revolving line of credit	2,400	2,400
Proceeds from issuance of long-term debt and capital leases	5,495	5,495
Payments on long-term debt and capital lease obligations	(1,670)	(1,670)
Net cash provided by financing activities	6,754	6,754

Effect of foreign exchange rate changes on cash and cash equivalents	(246)	440

Net increase in cash and cash equivalents	1,998	1,998

Cash and cash equivalents at beginning of period	4,171	4,171
Cash and cash equivalents at end of period	$ 6,169	$ 6,169

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

Other income and (loss), net increased to a loss of $(650) in the second quarter of 2005 from a loss of $(211) in the same period in 2004.  The 2005 loss resulted primarily from a currency loss of $746 and recording of a $58 gain from the sale of the remaining shares of NuVasive, Inc. in the quarter.  For the second quarter of 2004, the loss resulted from a currency loss of $270 partially offset by interest income of $89.  The six-month periods in 2005 and 2004 generated other loss of $657 and other income of $62, respectively.  For 2005, the income was from interest of $63 along with gains from the sale of NuVasive of $240 partially offset by an unrealized loss of $(88) on our pro-rata share of an investment held in the A.M. Pappas Life Science II fund and currency losses of $(874).  In the same six-month period of 2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with interest income of $152 that were partially offset by currency losses of $(234).  We completed the sale of our Arena holdings in the first quarter of 2004.

Income tax benefit was $2,050 for the first six-months of 2005 compared to income tax expense of $(223) for the same period in 2004, which represent effective tax rates of (162)% and 63%, respectively.  The  effective tax rate for 2005 reflects the realization of R&D tax credits in the U.K. for prior periods.  We were not able to reflect the R&D credits from those prior periods until such time as they became more likely than not to be approved by the U.K. tax authorities.  During the first quarter of 2005, we received notice that the credits from 2002 had been approved.  Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. The 2005 income tax rate reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the utilization of certain net operating loss carryforwards in 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in the first six-months of 2005 was $967.  The primary sources of cash were from net income of $792, reductions in accounts receivable of $5,427, reductions in inventory of $2,157 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, of $2,335, combined.  These increases of cash were partially offset by payments of accounts payable and accrued expenses of $4,878 and a change in deferred tax benefit of $1,177 along with additions to prepaid expenses of $736 and a reduction in deferred revenue of $2,716, less the pre-tax gain of $240 from the sale of shares of NuVasive common stock.  The change in deferred tax benefit is a result of recording the R&D tax credits in the U.K.  The credits have exceeded our previously recorded deferred tax liabilities and are therefore capped by a valuation allowance on the excess.  The timing of collections of accounts receivable and reductions of deferred revenues both continue regular annual cyclical patterns.  Reductions in inventory levels principally reflect the status of the deliveries of finished goods to Pfizer.  Net cash provided by operations in the first half of 2004 was $10,284.  Sources of operating funds for the first six-months of 2004 were net collections of accounts receivable of $5,855, reductions in prepaid expenses of $1,676, increased deferred revenue of $3,336 plus the add-back of non-cash depreciation and amortization expenses of a combined $2,145 and a net reduction in the amount of foreign currency forward contracts outstanding of $870.  Operating funds used in 2004 were from changes in net deferred tax position of $191, reductions of accounts payable & accrued expenses of $3,707, less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock.  The primary differences in cashflow from operations year-over-year arises from higher prepaid royalties in 2005, reductions in inventory and accounts payable and accrued expenses in 2005 and receipt of $3,600 advance funding of technology access fees (deferred revenue) in the first quarter of 2004.

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

Item 4.  Controls and Procedures (as amended)

(a)     Restatement of Previously Issued Financial Statements.  As more fully described in Note 14 of the notes to the Company's consolidated financial statements, we have restated our consolidated financial statements for the three and six-months ended June 30, 2005 and 2004.  As the result of the restatements of our previously issued financial statements, management has reassessed the impact of the restatements on its disclosure controls and internal controls over financial reporting for the interim periods in 2005.  Previously reported amounts for 2004 were not affected.

(b)     Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, management, with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 at the reasonable assurance level and concluded that our disclosure controls and procedures were effective as of June 30, 2005.  In light of the restatements referred to in (a) above, management, with the participation of our principal executive officer and principal financial officer, reevaluated our disclosure controls and procedures as of June 30, 2005 at the reasonable assurance level.  Based on this reevaluation and following the identification of the following material weakness in our internal control over financial reporting, management concluded that our disclosure controls and procedures were not effective as of June 30, 2005:

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

As a result of this determination that the controls in place over the process of translating certain intercompany balances did not operate effectively as of  and during the year ended December 31, 2005, the Company and its independent registered accountants have performed additional procedures during the fourth quarter of 2005 closing process to address the control failure that occurred, including: a) performing additional recalculations of foreign exchange transaction gains/losses on the intercompany balances and other comprehensive income ending balance; b) reconfirmation of intercompany settlements related to these balances; and c) rectified the errors within the consolidating spreadsheet application.  The Audit Committee believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above and the Company will continue to perform these enhanced procedures as part of their normal closing process.

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
35