Form 10-Q/A
period 2005-09-30
TRIPOS INC
filed 2006-03-29
CIK 920691

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

Tripos, Inc.

Explanatory Note

For Quarter Ended

September 30, 2005

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is being filed to revise the consolidated financial statements, as set forth in Note 14 of the Notes to Unaudited Consolidated Financial Statements, from those previously filed with the Securities and Exchange Commission (the "SEC") on November 9, 2005.  The Company has filed this amendment in order to correct an error found in a consolidating spreadsheet application used solely for 2005 interim reporting relating to accounting for foreign exchange transaction gains/losses on certain intercompany balances as described in Note 14.  Previously reported amounts for 2004 were not affected by this error.  Except for changes in amounts reported in Items 1 and 2 of this Quarterly Report on Form 10-Q to correct this error, the addition of a new Note 14 of the Notes to the Company's Consolidated Financial Statements, revised disclosures regarding internal controls in Item 4, and new certifications filed as exhibits to this Quarterly Report on Form10-Q, this amendment does not affect any amounts or disclosures previously reported or disclosed in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, nor does it reflect events occurring after the date of filing of the Quarterly Report on Form 10-Q.

In accordance with applicable SEC rules, the Quarterly Report on Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	7-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-33
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures (as amended)	34-35

PART II OTHER INFORMATION	36
SIGNATURES	37
3

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated 09-30-2005	12-31-2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 3,566	$ 4,171
Marketable securities	--	341
Accounts receivable, less allowances for doubtful accounts of $238 and $246, respectively	9,301	15,666
Inventory	8,080	12,007
Deferred income taxes	--	29
Prepaid expenses	5,183	5,603
Total current assets	26,130	37,817

Property and equipment, less accumulated depreciation	28,354	30,672
Capitalized development costs, less accumulated amortization	3,541	2,159
Goodwill	5,273	965
Intangible assets, less accumulated amortization	3,675	90
Investments recorded at cost	1,710	1,397
Other assets, net	--	22
Total assets	$ 68,683	$ 73,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,321	$ 4,514
Current portion of capital leases	3,207	3,689
Accounts payable	1,114	1,796
Accrued expenses	3,283	8,950
Deferred revenue	15,677	21,945
Deferred income taxes	281	--
Total current liabilities	25,883	40,894

Capital leases, less current portion	2,017	2,653
Long-term debt, less current portion	6,595	--
Deferred income taxes	--	1,709
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,116 shares as of September 30, 2005 and 9,359 shares as of December 31, 2004	101	94
Additional paid-in capital	41,332	37,394
Retained earnings (deficit)	(7,137)	(8,089)
Other comprehensive loss	(108)	(1,533)
Total shareholders' equity	34,188	27,866

Total liabilities and shareholders' equity	$ 68,683	$ 73,122

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Restated 09-30-2005	09-30-2004	Restated 09-30-2005	09-30-2004
Net sales:
Discovery informatics products & support	$ 6,618	$ 6,005	$ 18,730	$ 18,225
Discovery informatics services	716	1,247	1,964	2,681
Discovery research products & services	5,821	8,824	20,842	26,459
Hardware	10	24	31	98
Total net sales	13,165	16,100	41,567	47,463

Cost of sales	6,067	8,333	20,860	23,435
Gross profit	7,098	7,767	20,707	24,028

Operating expenses:
Sales and marketing	2,556	3,089	8,186	9,464
Research and development	2,898	2,140	6,810	7,433
General and administrative	1,900	1,803	5,787	5,585
Total operating expenses	7,354	7,032	20,783	22,482

Income (loss) from operations	(256)	735	(76)	1,546

Interest expense	(478)	(301)	(1,259)	(820)
Other income (loss), net	311	(67)	(346)	(5)
Income (loss) before income taxes	(423)	367	(1,681)	721

Income tax expense (benefit)	(583)	512	(2,633)	735
Net income (loss)	$ 160	$ (145)	$ 952	$ (14)

Basic income (loss) per share	$ 0.02	$ (0.02)	$ 0.09	$ (0.00)
Basic weighted average number of shares	10,114	9,290	10,088	9,170
Diluted income (loss) per share	$ 0.02	$ (0.02)	$ 0.09	$ (0.00)
Diluted weighted average number of shares	10,143	9,290	10,132	9,170

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	Restated 09-30-2005	09-30-2004
Operating activities:
Net income	$952	$ (14)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,121	3,204
Amortization of capitalized development costs & intangibles	513	208
Amortization of debt discount	42	--
Appreciation (depreciation) in foreign currency hedge instruments	--	876
Gain from sale of marketable securities	(240)	(144)
Gain from sale of property and equipment	--	(29)
Impairment loss on long-term investment	88	50

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	559	6,392
Inventories	2,993	1,140
Prepaid expenses and other current assets	(690)	2,039
Accounts payable and accrued expenses	(3,641)	(4,523)
Deferred tax benefit	(1,288)	(38)
Deferred revenue	318	1,887
Net cash provided by operating activities	2,727	11,048

Investing activities:
Purchases of property and equipment	(880)	(4,524)
Capitalized development costs	(1,470)	(9)
Acquisition of business, net of cash received	(4,770)	--
Proceeds from the sale of marketable securities	426	196
Proceeds from the sale of property and equipment	--	169
Investment in unconsolidated affiliates	(133)	(178)
Net cash used in investing activities	(6,827)	(4,346)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	539	640
Net borrowings (repayments) under revolving line of credit	1,300	(8,200)
Proceeds from issuance of long-term debt and capital leases	5,554	4,363
Payments on long-term debt and capital lease obligations	(4,109)	(2,213)
Net cash provided by (used in) financing activities	3,284	(5,410)

Effect of foreign exchange rate changes on cash and cash equivalents	211	531

Net increase (decrease) in cash and cash equivalents	(605)	1,823

Cash and cash equivalents at beginning of period	4,171	2,945
Cash and cash equivalents at end of period	$ 3,566	$ 4,768

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

Item 1.  Financial Statements (continued)

	Three-month Period		Nine-month Period
	Restated 09-30-2005	09-30-2004	Restated 09-30-2005	09-30-2004
Net income as reported	$ 160	$ (145)	$ 952	$ (14)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	242	343	545	1,001
Pro forma net income (loss)	$ (82)	$ (488)	$ 407	$ (1,015)

Pro forma income (loss) per share:
Basic- as reported	$ 0.02	$ (0.02)	$0.09	$ (0.00)
Basic- pro forma	$ (0.01)	$ (0.05)	$0.04	$ (0.11)
Diluted- as reported	$ 0.02	$ (0.02)	$0.09	$ (0.00)
Diluted- pro forma	$ (0.01)	$ (0.05)	$0.04	$ (0.11)

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

(3)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three-month Period		Nine-month Period
	Restated 09-30-2005	09-30-2004	Restated 09-30-2005	09-30-2004
Net income (loss)	$ 160	$ (145)	$ 952	$ (14)
Unrealized gain (loss)on marketable securities	--	--	53	--
Less: reclassification for (gain) loss included in net income	--	--	(149)	(53)
Foreign currency translation adjustments	207	109	1,522	696
Comprehensive income	$ 367	$ (36)	$ 2,378	$ 629

The components of accumulated other comprehensive income, net of related tax, at September 30, 2005 and December 31, 2004 were as follows:

	Restated 09-30-2005	12-31-2004
Foreign currency translation adjustments	$ (108)	$ (1,629)
Unrealized gain on marketable securities	--	96
Accumulated other comprehensive loss	$ (108)	$ (1,533)

Item 1.  Financial Statements (continued)

(4)     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three-months Ended		Nine-months Ended
	Restated 09-30-2005	09-30-2004	Restated 09-30-2005	09-30-2004
Numerator:
Numerator for basic earnings per share-- Net income (loss)	$ 160	$ (145)	$ 952	$ (14)
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,114	9,290	10,088	9,170
Effect of dilutive securities:
Warrants Note A	--	--	--	--
Employee stock options Note B	29	--	44	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,143	9,290	10,132	9,170

Basic earnings (loss) per share	$ 0.02	$ (0.02)	$ 0.09	$ (0.00)
Diluted earnings (loss) per share	$ 0.02	$ (0.02)	$ 0.09	$ (0.00)

Note A: For the three and nine-months periods in 2005, the dilutive effect of the 156 outstanding warrants has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

Note B: For the three-month period in 2004 along with the nine-month period in 2004, weighted average shares outstanding did not include the effect of employee stock options, 58 and 174, respectively, as their inclusion would have been anti-dilutive.

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

(1)            Excludes cash and cash equivalents of $3,566 and $4,768 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

(2)            Excludes cash and cash equivalents of $3,566 and $4,768 in 2005 and 2004, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  FAS 123R requires the measurement of all

Item 1.  Financial Statements (continued)

(13)     New Accounting Pronouncements (continued)

share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005.  At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R).  Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year.  As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006.  We are currently evaluating the requirements of FAS 123R, but because we are presently accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on our results of operations effective upon adoption.

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

The following tables present the effects of the restatement in the Consolidated Statement of Operations and Consolidated Balance Sheets as of the period ended September 30, 2005.

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	As Reported 09-30-2005	As Restated 09-30-2005	As Reported 09-30-2005	As Restated 09-30-2005
Net sales:
Discovery informatics products & support	$ 6,618	$ 6,618	$ 18,730	$ 18,730
Discovery informatics services	716	716	1,964	1,964
Discovery research products & services	5,821	5,821	20,842	20,842
Hardware	10	10	31	31
Total net sales	13,165	13,165	41,567	41,567

Cost of sales	6,067	6,067	20,860	20,860
Gross profit	7,098	7,098	20,707	20,707

Operating expenses:
Sales and marketing	2,556	2,556	8,186	8,186
Research and development	2,898	2,898	6,810	6,810
General and administrative	1,900	1,900	5,787	5,787
Total operating expenses	7,354	7,354	20,783	20,783

Income (loss) from operations	(256)	(256)	(76)	(76)

Interest expense	(478)	(478)	(1,259)	(1,259)
Other income (loss), net	117	311	146	(346)
Income (loss) before income taxes	(617)	(423)	(1,189)	(1,681)

Income tax expense (benefit)	(583)	(583)	(2,633)	(2,633)
Net income (loss)	$ (34)	$ 160	$ 1,444	$ 952

Basic income (loss) per share	$ (0.00)	$ 0.02	$ 0.14	$ 0.09
Basic weighted average number of shares	10,114	10,114	10,088	10,088

Diluted income (loss) per share	$ (0.00)	$ 0.02	$ 0.14	$ 0.09
Diluted weighted average number of shares	10,114	10,143	10,132	10,132

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	As Reported 09-30-2005	As Restated 09-30-2005
ASSETS
Current assets:
Cash and cash equivalents	$ 3,566	$ 3,566
Marketable securities	--	--
Accounts receivable, less allowances for doubtful accounts of $238	9,301	9,301
Inventory	8,080	8,080
Deferred income taxes	--	--
Prepaid expenses	5,183	5,183
Total current assets	26,130	26,130

Property and equipment, less accumulated depreciation	28,354	28,354
Capitalized development costs, less accumulated amortization	3,541	3,541
Goodwill	5,273	5,273
Intangible assets, less accumulated amortization	3,675	3,675
Investments recorded at cost	1,710	1,710
Other assets, net	--	--
Total assets	$ 68,683	$ 68,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 2,321	$ 2,321
Current portion of capital leases	3,207	3,207
Accounts payable	1,114	1,114
Accrued expenses	3,283	3,283
Deferred revenue	15,677	15,677
Deferred income taxes	281	281
Total current liabilities	25,883	25,883

Capital leases, less current portion	2,017	2,017
Long-term debt, less current portion	6,595	6,595
Deferred income taxes	--	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued and outstanding 10,116 shares as of September 30, 2005	101	101
Additional paid-in capital	41,332	41,332
Retained earnings (deficit)	(6,646)	(7,137)
Other comprehensive loss	(599)	(108)
Total shareholders' equity	34,188	34,188

Total liabilities and shareholders' equity	$ 68,683	$ 68,683

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Nine Months Ended
	As Reported 09-30-2005	As Restated 09-30-2005
Operating activities:
Net income	$1,444	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,121	3,121
Amortization of capitalized development costs & intangibles	513	513
Amortization of debt discount	42	42
Appreciation (depreciation) in foreign currency hedge instruments	--	--
Gain from sale of marketable securities	(240)	(240)
Gain from sale of property and equipment	--	--
Impairment loss on long-term investment	88	88

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	559	559
Inventories	2,993	2,993
Prepaid expenses and other current assets	(690)	(690)
Accounts payable and accrued expenses	(3,641)	(3,641)
Deferred tax benefit	(1,288)	(1,288)
Deferred revenue	318	318
Net cash provided by operating activities	3,219	2,727

Investing activities:
Purchases of property and equipment	(880)	(880)
Capitalized development costs	(1,470)	(1,470)
Acquisition of business, net of cash received	(4,770)	(4,770)
Proceeds from the sale of marketable securities	426	426
Proceeds from the sale of property and equipment	--	--
Investment in unconsolidated affiliates	(133)	(133)
Net cash used in investing activities	(6,827)	(6,827)

Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	539	539
Net borrowings under revolving line of credit	1,300	1,300
Proceeds from issuance of long-term debt and capital leases	5,554	5,554
Payments on long-term debt and capital lease obligations	(4,109)	(4,109)
Net cash provided by financing activities	3,284	3,284

Effect of foreign exchange rate changes on cash and cash equivalents	(281)	211

Net decrease in cash and cash equivalents	(605)	(605)

Cash and cash equivalents at beginning of period	4,171	4,171
Cash and cash equivalents at end of period	$ 3,566	$ 3,566

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

Sales and marketing expenses decreased 17% to $2,556 for the third quarter of 2005 from $3,089 in the same period in 2004.  For the nine-month year-to-date period in 2005, sales and marketing expenses declined to $8,186 from $9,464 in 2004.  Sales and marketing expenses as a percentage of net sales were 19% in both three-month periods of 2005 and 2004.  For the nine-month periods in 2005 and 2004, sales and marketing expenses were 20% of the respective total net sales.  The decreases in sales and marketing spending totaling $533 and $1,278 for the quarter and year-to-date periods, respectively, were primarily attributable to lower employee costs from open positions, lower commissions and the expiration of certain consulting relationships.

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

Other income and (loss), net increased to income of $311 in the third quarter of 2005 from a loss of $67 in the same period in 2004.  The 2005 income resulted primarily from interest income of $21 and a gain of $305 for our pro-rata share of proceeds from the A.M. Pappas Life Science II fund for the sale of Peninsula Pharmaceuticals.  These gains were partially offset by a currency loss of $16 in the 2005 quarter.  For the third quarter of 2004, the loss primarily resulted from a currency loss of $104 partially offset by interest income of $48.  The nine-month period in 2005 generated other loss of $346 compared to a loss of $5 in 2004.  The 2005 other loss included interest income of $85, gains from the sale of NuVasive of $240, gains from the sale of Peninsula Pharmaceuticals of $305, an unrealized loss of $88 on our pro-rata share of an investment held in the Life Science II fund and currency losses of $890.  In the same nine-month period of

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

2004, other income was comprised of a gain of $144 on the sale of shares of Arena Pharmaceuticals, Inc. coupled with interest income of $200 that were partially offset by currency losses of $338.  We completed the sale of our Arena holdings in the first quarter of 2004.

Income tax benefit was $2,633 for the first nine-months of 2005 compared to income tax expense of $735 for the same period in 2004, which represent effective tax rates of (157)% and 102%, respectively.  The effective tax rate for 2005 reflects the realization of R&D tax credits in the U.K. for prior periods.  We were not able to recognize the R&D credits from those prior periods until such time as they became more likely than not to be approved by the U.K. tax authorities.  During the first quarter of 2005, we received notice that credits from 2002 had been approved.  Calculation of the 2003 and 2004 R&D credits were performed during the second quarter of 2005 and a tax benefit of over $2,100 was reflected in the cumulative tax position. During the third quarter of 2005, the follow-on effect of the credits from 2003 and 2004 were realized as additional benefits in the U.K. consolidated tax return. The 2005 income tax rate reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of additional R&D tax credits in the U.K. and the valuation of certain net operating loss carryforwards in 2005.

Liquidity, Capital Resources and Capital Commitments

Net cash provided by operations in the first nine-months of 2005 was $2,727.  The primary sources of cash were from net income of $952, reductions in accounts receivable of $559, reductions in inventory of $2,993, increases in deferred revenue of $318 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount of $3,676 combined and the write-down on long-term investment of $88.  These increases of cash were partially offset by payments of accounts payable and accrued expenses of $3,641, additions to prepaid expenses of $690 and a change in deferred tax benefit of $1,288 less the pre-tax gain of $240 from the sale of shares of NuVasive common stock.  The change in deferred tax benefit is a result of recording the R&D tax credits in the U.K.  The timing of collections of accounts receivable and reductions of deferred revenues both continue regular annual cyclical patterns.  Reductions in inventory levels principally reflect the status of the deliveries of finished goods to Pfizer.  Net cash provided by operations in the first nine months of 2004 was $11,048.  Sources of operating funds for the first nine months of 2004 were net collections of accounts receivable of $6,392, reductions in prepaid expenses of $2,039, reduction of inventories of $1,140, increased deferred revenue of $1,887 plus the add-back of non-cash depreciation and amortization expenses of a combined $3,412 and a net reduction in the amount of foreign currency forward contracts outstanding of $876.  Operating funds used in the first nine months of 2004 were for reductions of accounts payable & accrued expenses of $4,523 less the pre-tax gain of $144 from the sale of shares of Arena Pharmaceuticals common stock.  The primary differences in cashflow from operations year-over-year arises from higher prepaid expenses in 2005, lower accounts receivable and corresponding lower levels of deferred revenues partially offset by higher net income reduced inventory levels.

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

Item 4.  Controls and Procedures (as amended)

(a)     Restatement of Previously Issued Financial Statements.  As more fully described in Note 14 of the notes to the Company's consolidated financial statements, we have restated our consolidated financial statements for the three and nine-months ended September 30, 2005 and 2004.  As the result of the restatements of our previously issued financial statements, management has reassessed the impact of the restatements on its disclosure controls and internal controls over financial reporting for the interim periods in 2005.  Previously reported amounts for 2004 were not affected.

(b)     Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, management, with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 at the reasonable assurance level and concluded that our disclosure controls and procedures were effective as of September 30, 2005.  In light of the restatements referred to in (a) above, management, with the participation of our principal executive officer and principal financial officer, reevaluated our disclosure controls and procedures as of September 30, 2005 at the reasonable assurance level.  Based on this reevaluation and following the identification of the following material weakness in our internal control over financial reporting, management concluded that our disclosure controls and procedures were not effective as of September 30, 2005:

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
37