Form 10-K
period 2005-12-31
TRIPOS INC
filed 2006-04-12
CIK 920691

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the fiscal year ended December 31, 2005.

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
Common stock, $.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.   Yes __  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes__         No  X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $18,584,154 (based upon the June 30, 2005 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market).  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2006, there were 10,189,593 shares of the Registrant's Common Stock outstanding with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference into Part I and III.

Part I

Item 1.  Business

Overview

Our discovery informatics and discovery research products and services enable life science companies to perform their drug discovery.  We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the expertise of scientists on our staff to address the challenges facing pharmaceutical research organizations. We deliver products and services internationally recognized for their innovation and quality.  By creating new chemical compounds and aiding our partners' design of new chemical compounds in ways that we believe are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services.  In addition, we have established strategic collaborations with a number of these companies based on our specific capabilities.  Representative pharmaceutical clients include: Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Pfizer, Sanofi-Aventis, Schering AG, Schering-Plough, Servier and Wyeth.  Representative biotechnology clients include: Biovitrum, BioTie, CeNeS, Chronogen, SGX Pharmaceuticals, and GeminX.

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design.  In building our discovery informatics solutions, we have focused on developing an integrated suite of offerings at the leading edge of scientific research.  In addition to our discovery informatics product and service offerings, we engage in chemistry research enhanced by informatics capabilities to produce high-value products and services that directly impact our customers' discovery research.  In certain cases with customers, these capabilities have created opportunities for us to participate in research collaborations, in which we have the potential for milestones and/or royalty interests in early-stage new drug candidates.

Our business model is based primarily on deriving recurring revenues from our discovery informatics and discovery research businesses and secondarily on achieving contributions from therapeutic collaborations if and when new therapeutics are developed.  The following is a description of each area of our business:

       i.        Discovery Informatics Products and Services.  The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings.  These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening (docking), combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  We offer over fifty (50) software products for these research areas.  Key components of these products are being packaged as web services as part of Tripos' Service-Oriented Informatics strategy, designed to make the company's valuable discovery tools adaptable to each scientist's workflow in the new rapidly evolving informatics environment.  In 2005, we launched the Windows®-based BenchwareTM suite, used by laboratory researchers to support synthesis and testing decisions; digitally store, search and retrieve research information; and share experimental results with project team members, including computational scientists.  These products and technologies are provided to our customers through a license arrangement, while certain of the enterprise-wide technologies also involve systems integration and other services to facilitate a smooth implementation.  Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

     ii.        Discovery Research Products and Services. Tripos Discovery Research Centre's laboratories, based in the United Kingdom, offer compound design and synthesis, molecular analysis, a complete suite of lead discovery and lead optimization capabilities and newly introduced target-specific chemical libraries on which Tripos has applied for patent protection. Tripos offers off-the-shelf libraries of compounds sold for pharmaceutical screening purposes.  We also participate with our customers in strategic chemistry research projects, primarily on a fee for service basis.   In a few cases, the transfer of intellectual property rights for these therapeutic collaborations may include royalty or milestone payments associated with advancement of the compounds through various stages of drug development.  In addition, Tripos' newly introduced target-specific libraries are intended to be a platform for our further collaborative development with clients.

Tripos was founded 27 years ago by Professor Garland Marshall of the Washington University School of Medicine for the purpose of commercializing discovery research software tools.  Tripos was purchased from its founder in 1987 by Evans & Sutherland Computer Corporation ("E&S").  In 1994, Tripos was spun-off in a tax-free distribution to E&S shareholders.  We acquired our chemistry research capabilities, based in Bude, Cornwall, England, in late 1997 and also began offering discovery informatics consulting services in 1997.

Industry Background

The demand for our products and services is driven by fundamental change in the business of the largest pharmaceutical companies.  These companies face significant pressures to develop new drugs that can generate substantial return on development costs while also contributing to improved health and life expectancy for the general populace.  According to the Tufts Center for the Study of Drug Development, the average cost to bring a new medicine successfully to market can exceed $800 million.  The pressures on pharmaceutical companies are twofold: to reduce the time (and therefore the cost) of developing new drugs, and to discover and develop a greater number of new drugs with fewer side effects or, to see a greater number of their drug candidates emerge from their R&D pipeline as approved and successful therapeutic products. Dramatically illustrating the extent of the productivity crisis in the pharmaceutical industry, the United States Food and Drug Administration approved just 14 new molecular entities (NMEs) in 2005, down from 31 NME's in 2004.  Additionally, six blockbuster drugs are set to come off-patent in 2006, putting further revenue pressure on the pharmaceutical industry.  Finally, following the withdrawal of Vioxx, the industry is facing intense scrutiny from regulators and patients alike. Mergers in the industry continue to occur at the same time as some biotechnology companies reach the size of traditional pharmaceutical companies.  One way pharmaceutical companies are responding to these trends is by in-licensing drug candidates from biotechnology companies as early as the late lead optimization/early pre-clinical stage of drug discovery.  Competition is intense for these assets, and thus licensors are being required to commit significant financial sums to acquire these drug candidates.

Outsourcing.  For the past two decades, pharmaceutical companies have searched for new ways to increase their product pipelines which has created volatility in their investment in research and development activities.  As the pressures mount to continue product development while simultaneously rationalizing research and development expenditures, pharmaceutical companies have turned to outsourcing.  In the past, pharmaceutical companies have outsourced tasks such as management of clinical trials or certain parts of the manufacturing process.  Beginning in the 1990s, research outsourcing by major pharmaceutical companies has dramatically increased due to pressures to decrease time-to-market, reduce costs, and improve the yield on internal research and development activities.  According to an ING Barings market study, approximately 10% of early stage discovery activities are currently outsourced.  In another recent market study, the market size for discovery research outsourcing was estimated at $1.8 to $2.3 billion globally, with approximately 30% of that amount related to chemistry services and collaborations.  These figures were expected to grow by 10-12% over a five-year period.  The future influx of targets from genomics alone may result in a 20% to 25% growth rate in new drug targets, and is expected to further impact outsourcing.  While the global drug discovery outsourcing in the market is set to grow, the market share enjoyed by the leading Western providers has been shrinking in recent years.  The primary factor has been the emergence of low-cost chemistry providers, particularly in India and China.  Wary of their need to manage costs aggressively, pharmaceutical companies are outsourcing chemistry activities, especially work with lower intellectual property sensitivity, to these countries.  For instance, recently, Wyeth entered an agreement for 150 Full-Time Equivalent staff ("FTE") with a vendor in India to provide synthetic chemistry.  In contrast, we believe there continues to be ample opportunity for high-intellectual property content research to be performed by Western research partners to the industry, potentially in collaboration with the low-cost far-shore suppliers.

The Information Revolution.  Rapid changes in industry, academic and government research in recent years have resulted in the generation of vast amounts of biomolecular, chemical and other scientific data.  Included is information related to the gene sequence, variation, expression, and function, along with protein structure and function and biological target pathway data.  When coupled with the attendant volumes of structure-activity data generated by high-throughput chemistry and high-throughput screening technologies, the quantity of data/information is overwhelming.  In addition to a need for tools that enable analysis and decision-making on an unprecedented scale, there is increasing awareness that clarifying the relationship between biological targets and the particular chemical compounds with which they interact could significantly streamline the success of drug discovery.  Until recently, traditional drug discovery research within pharmaceutical companies has not effectively incorporated these methods.  In order to realize the full potential of the relationships that link the various disciplines in discovery, we believe new information technology tools will be required.

Importance of small molecule drug discovery.  Despite recent gains in biotechnology, small molecule drugs, which are invented and designed by chemists, remain the drugs of choice by healthcare professionals and their patients.  While large molecule drugs potentially have safety and efficacy advantages, small molecule drugs have other advantages over protein-based therapeutics, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and the ease of administration of pills versus injections.

The Tripos Business Model

Through our discovery informatics and discovery research products and services we offer comprehensive, customized solutions to address many of the discovery research needs of our customers.  We apply computational design and analysis skills in our laboratories, where we employ our software technologies to develop new chemical entities for our customers.  Applying this scientific discipline, we have developed and applied informatics solutions that incorporate the full array of biological, chemical, screening and other scientific data along with comprehensive data mining and analysis, to meet the needs of the discovery scientist, whether on our staff or our customer's staff.  By being an integrated provider, we can best ensure the delivery of higher value to our clients.  This differentiation is leveraged in higher returns to Tripos in fees, and in selected cases related to our discovery research business, potential milestones and royalties on future drug licensing events or revenues.

The differentiating element in Tripos' offerings is integration of the science, software, information technology and laboratory research into a comprehensive solution for use in customers' drug discovery process.  To achieve this solution, we:

I.   Offer software tools with leading-edge capabilities in a variety of applications, including 3-D molecular simulation and prediction of molecular structure and activity, data storage and analysis and in silico (computational research methods as opposed to laboratory methods) screening for biological activity;

II.   Leverage our knowledge of life sciences and pharmaceutical discovery processes to develop and implement informatics solutions that improve research knowledge management to enable incisive decision-making based on data access and data analysis;

III.   Operate state-of-the-art chemistry research facilities and processes to deliver high-quality compounds that can rapidly lead to new chemical entities;

IV.   Work with customers using our knowledge-driven chemistry approach to perform strategic chemistry research tailored to their specific requirements; and

V.   Provide integrated medicinal chemistry services whereby our chemists are able to perform multi-parameter optimization to generate new molecules of interest that interact with disease targets, potentially helping create intellectual property of potential high value to our clients.

Strategy

We are a leading integrated provider of products and services for the drug discovery needs of pharmaceutical and biotechnology companies around the world.  Key elements of our growth strategy are as follows:

Maintain Leading-Edge Discovery Informatics Innovation.  Relying on 27 years of leadership in this field, we  continue to invest in new releases of our products, develop new applications, and create new technologies to meet the changing demands of researchers.  We also pursue software research and development collaborations with our customers to rapidly advance the state-of-the-art in computational science while developing new products that we may market in the future.

Expand into the Underserved Integrated Laboratory Informatics Market.  We endeavor to deliver innovative informatics products that our customers can use to resolve their strategic informatics problems.  We have experience in developing operational informatics systems and will apply the pharmaceutical industry domain expertise of our scientists to develop innovative solutions that improve research operations through effective knowledge management.  Technologies such as our Benchware Notebook, Benchware SMART-IDEA, Benchware 3D Explorer, Benchware HTS DataMiner, Benchware Dock and other solutions aid in knowledge capture, cross-team collaboration and decision making in the laboratory ultimately directed toward enabling more efficient and better decisions in the research process.

Drive Chemistry Research Efforts.  We have fully integrated chemistry research and design capabilities that are driven by our in-depth knowledge of chemistry, informatics and computer-aided drug discovery resulting in the highest quality research.  We have continued to invest in our chemistry research facilities and in our scientific expertise due to our belief that these capabilities are an essential component in helping our customers meet their research and development needs. To facilitate the delivery of the highest value to our customers in the shortest cycle time, we have recently introduced biological screening capability funded in part through a Marie Curie grant awarded in June 2005 by the European Union.  This capability also enables us to fully engage the lead optimization process for our customers and internally.

Expand Value Creation Through Innovative Laboratory Offerings.  Using all aspects of our informatics and laboratory capabilities including our proprietary and patented ChemSpace® methodology, we will endeavor to unlock value through novel offerings and relationships that deliver intellectual property to our clients.  Our ability to quickly design, develop, and test compounds in relevant therapeutic target areas, either client-specified or internally identified, gives us access to collaborations that realize value based on our unique intellectual contribution, exceeding pure fee for service payments and ensuring continued relevance in the face of expanded competition from suppliers of chemistry services located in low-cost areas of the world.  Based on this model, we believe we can derive contracts that have components of higher-margin fee-for-service plus milestones for mutually agreed progress through drug development.  In selected cases, we may also generate opportunities for participation in downstream commercialization milestones and in  licensing or product revenues based on our contribution to the programs.

Pursue Strategic Alliances.  We will continue to seek strategic arrangements with large and small life sciences companies.  We will also be attentive to opportunities to enhance, expand or complement our areas of expertise, including through potential product acquisitions or other strategic transactions.  Partnerships are key to our service-oriented informatics strategy. Third party products that we market exclusively were developed by leading scientific researchers in the field.  We have entered into partnerships with Scitegic, Elevier MDL, CambridgeSoft, and InforSense to ensure that our products operate seamlessly with the software our customers license from other suppliers of drug research software applications.  As part of our commitment to bring best-of-class software to our customers, we entered into an agreement with Composite Software to incorporate their enterprise information integration technology into new products planned for the Benchware suite.

In January 2005, we acquired Optive Research, Inc.  Through this acquisition, we gained access to 15 software products developed by Optive either independently or sponsored by the University of Texas that are complementary to Tripos' existing and future products.  Some of these products have been used to expand our Benchware product strategy, while others, such as EA-Inventor™, have bolstered our molecular modeling software suite.  We also gained talented scientists and executives from Optive for our team.

Products and Services

Tripos' business model is based on our ability to deliver an integrated offering of technologies for in silico discovery for expert computational scientists and experimentalists, information-rich chemical libraries, and collaborative chemistry research projects.  The following summarizes some of the key components of our products and services.

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

The cornerstone of our discovery software suite is SYBYL, an expert's platform for molecular design, analysis, and visualization.  The SYBYL product is a comprehensive computational toolkit that simplifies and accelerates the discovery of drugs and other new chemical entities.  Software marketed by Tripos, including products obtained in the acquisition of Optive Research, supports the following application areas:

SYBYLÒ Expert platform for molecular design, analysis, and visualization.
Research Area	Application Area	Software	Description
Expert Molecular Modeling Environment	Molecular Modeling & Visualization	SYBYL ®	Provides a complete computational chemistry and molecular modeling environment
		MOLCADTM	Visualize molecular surfaces and properties
		DynamicsTM	Investigate and visualize molecular structure and mobility
		Advanced Computation	Explore the conformational properties of compounds
		SavolTM	Calculate molecular surface and volume properties
Ligand-Based Design	SAR & ADME	QSAR with CoMFA®	Build predictive structure-activity and structure-property models
		Advanced CoMFA®	Refine and enhance 3D QSAR models
		HQSARTM	Perform automated QSAR analyses
		VolSurfTM	Predict ADME properties
		AlmondTM	Calculate and utilize alignment-independent molecular descriptors
		DistillTM	Determine and visualize SARs
		Molconn-ZTM	Compute descriptors for use in QSAR/QSPR models to produce chemically interpretable results
		ClogP / CMR	Include molar refractivity and logP in QSAR and ADME models
	Pharmacophore Perception	GALAHAD™	Refine pharmacophore geometries
		TupletsTM	Pharmacophore-based virtual screening
		FlexSTM	Perform shape-based screening of ligands in the absence of a receptor structure
		GASPTM	Use full conformational flexibility to develop pharmacophore hypotheses
		DISCOtechTM	Elucidate pharmacophore models from pre-calculated conformers
Receptor-Based Design	Docking	FlexXTM	Flexibly dock ligands into a binding site
		FlexX-PharmTM	Flexible docking under pharmacophore constraints
		FlexETM	Consider protein flexibility during docking calculations
		CombiFlexX®	Rapidly dock combinatorial libraries into a receptor site
		CScoreTM	Rank the affinity of compounds bound to a target with consensus scoring
	De Novo Design	EA-InventorTM	Provides robust and controlled structure modifications
		RACHELTM	Sophisticated tools for optimization of lead compounds
		LeapFrog®	Perform de novo ligand design
Structural Biology	Macromolecular Modeling	BiopolymerTM	Predict, build, and visualize molecular 3D structures
		ProTableTM	Analyze and assess the quality of protein structures
		SiteIDTM	Find and visualize protein binding sites
		ComposerTM	Construct 3D homology models of proteins
	Bioinformatics	FUGUETM	Use inverse-folding techniques to build 3D models of proteins form sequence
		GeneFold®	Recognize distant homologues by sequence-structure comparison
		MatchMakerTM	Identify protein function from sequence
Library Design	Library Creation	LegionTM/CombiLibMakerTM	Construct virtual compound libraries
		OptDesign®	Design and edit combinatorial libraries
	Molecular Deversity	SelectorTM	Characterize and sample compound libraries
		DiverseSolutions®	Design, compare, or select compound libraries
Cheminformatics	Data Mining	UNITY®	Locate compounds in data bases that match a pharmacophore or fit a receptor site
		Auspyx®	Store and search chemical structures and relational data directly inside Oracle® databases
		HiVolTM	Analyze and filter high volume datasets
	Structure Representation	Concord®	Generate accurate 3D coordinates
		ConfortTM	Generate sets of diverse, low energy conformers
		StereoPlex®	Expand the stereochemical diversity of a database
		ProtoPlexTM	Rapidly generate protomers and tautomers of chemical compounds
		StructureFilterTM	Filters lists of structures using user-specified criteria
		MM3TM (2000)	Optimize structures by molecular mechanics
		MM4TM (2004)	Apply molecular mechanics to calculate accurate molecular structures and energies
Research Area	Application Area	Software	Description
Supplementary Technologies	Molecular Descriptors & Interactions	AMPACTM	Rapidly calculate transition states and spectral properties using semi-empirical quantum mechanics
		GSSITM	Model solution-phase properties through the consideration of solute-solvent interactions
		hint! ®	Quantify and visualise non-covalent interaction energies
		HSCFTM	Performs semi-empirical molecular orbital (MO) calculations
		ZAPTM	Rapidly simulate robust and accurate electrostatic interactions

We believe Tripos is well positioned to meet the growing demand in the life sciences industries for integrated, managed, accessible research information that spans all aspects of an organization's discovery efforts.  The highly specialized research environments of these industries require an experienced understanding of the discovery process.  We draw upon over 27 years of experience developing scientific software applications for the pharmaceutical and biotechnology industries.

In an effort to expand the market for our offerings and to deliver the value of decision-support systems more broadly in the customers' organizations, Tripos has developed and deployed operational informatics technologies designed to enhance everyday laboratory activities -- such as experiment management, workflow and logistics.  We have experience in research and development of novel strategic informatics technologies that focus on scientific data analysis, predictive science and decision support for large pharmaceutical organizations.  These strategic systems capitalize on experimental work by maximizing the utility of generated data and their value in ongoing and future research programs.

LABORATORY INFORMATICS Tools and applications designed to support typical laboratory operations
Products	Description
Benchware Notebook	Customer-proven, enterprise electronic laboratory notebook (ELN).
Benchware SMART-IDEA	Customer-proven enterprise information access, management, analysis and decision support system.
Benchware 3D Explorer	Provides the means for any life science researcher to make more informed decisions by employing 3D molecular visualization. Formerly marketed by Tripos under the product name LITHIUM®.
Benchware Dock

Enables laboratory chemists to rapidly test compound ideas, prior to synthesis, against 3D models of target protein structures, using docking calculations previously defined by molecular modeling specialists.

Benchware HTS DataMiner

Offers functionality dedicated to the location, definition and prioritization of prospective lead series from screening data sets of any size. Formerly marketed by Tripos under the product name SARNavigator™.

Benchware LibraryMaker	Offers a range of product-based library enumeration features for rapidly enumerating parallel compound libraries as well as very large virtual combinatorial libraries.
Benchware LibraryDesigner	Helps laboratory chemists decide which reactants to use when making parallel compound libraries as well as very large virtual combinatorial libraries.

Finally, Tripos' platform technologies today include chemical data cartridge, enterprise information integration, and other middleware technologies that help our customers deploy and use our software throughout their enterprise.  Tripos' platform technologies enable our customers to deploy our software in a loosely-coupled, web service-oriented environment by using industry standard technologies and messaging protocols, such as the Simple Object Access Protocol, the preferred protocol for exchanging web services today.  Our palette of available informatics web services is expected to grow throughout 2006.

PLATFORM TECHNOLOGIES Flexible options for developing, deploying and accessing discovery informatics technologies and applications
Products	Description
Tripos Foundation Server	• An industry-standard based application server providing access to Tripos and third-party discovery informatics web services
Tripos Web Services	• A collection of web service wrappers for key Tripos Discovery Informatics products. Available through the Tripos Foundation Server
AUSPYX®	• Enables storage and searching of chemical structures and properties within Oracle® relational databases
Tripos Components for Pipeline Pilot™	• Integration components to SciTegic's Pipeline Pilot application for the following Tripos tool: • Concord • Confort • FlexX • CScore Benchware 3D Explorer

Discovery Research Products (LeadQuestÒ and LeadSelect™ Compound Libraries, LeadDiscoveryÔ Programs and Discovery Research Services).

One foundation of our discovery research business is our LeadQuest screening library product, a unique set of approximately 50,000 compounds that meet our stringent diversity and purity criteria.  The LeadQuest compounds are based on an understanding of biological relevance and are suitable for initial screening of any biological test system.  The LeadQuest library is an efficient source of compounds for screening that eliminates redundant and impure samples from the screening effort.  When compounds in the LeadQuest library demonstrate appropriate activity in biological assays, we can quickly design and synthesize hundreds of similar compounds for rapid follow-up screening and lead optimization.

We deliver high levels of purity in order to make our customer's screening process efficient and cost-effective.  All compounds are subject to thorough analytical testing, and purity data is made available to customers.  To that end, during 2005 we completed a quality assessment of our LeadQuest libraries and compounds falling outside our stringent purity criteria were removed from the collection. The design strategy behind the LeadQuest library exploits our proprietary and patented ChemSpace technology, and improves the efficiency of the screening process by minimizing the number of compounds that must be screened in order to find a lead compound.  The compounds in the LeadQuest library are designed to represent chemistry space uniformly while minimizing overlap with an existing screening repository and avoid redundant sampling.

Our Discovery Research scientific capabilities enable us to partner with pharmaceutical and biotech companies to advance their research programs.  We offer our customers expertise in compound design, compound synthesis, molecular analysis, lead discovery, lead optimization, and medicinal chemistry to facilitate research activities.  For instance, using our LeadQuest library, in concert with biological data generated as part of a drug discovery program, we can specially design focused libraries suitable for further research by our customer.  We accomplish this by again using our ChemSpace technology to accelerate the discovery of new chemical entities with the desired pharmacological profile.  Teaming ChemSpace with data available in the public domain (patent filings, published research, etc.) allows our scientists to provide our LeadHopping® services to navigate through heavily researched and protected areas to help our customers find novel chemical families of structures and to seek out new lead series to avoid problems with toxicity, metabolism, excretion, and absorption.

In mid-2004 we began using our research capabilities to investigate several specific known biological target areas of interest to a large number of pharmaceutical and biotechnology firms.  This covered Kinases and G-Protein Coupled Receptors.  In this process, we synthesized compounds we believe to be novel based upon our proprietary design and searching methodologies and had a selected sample of compound libraries or a portion of the compounds within a library screened externally for biological activity and selectivity against the target for which they were designed.  Based on the outcome of these results, we designed and synthesized new libraries of compounds and iterated this process to further develop the intellectual property and hence value associated with these libraries.  We launched these LeadDiscovery packages to our customers both as products and as initiators in new collaborative research programs during 2005.

In late 2005, Tripos developed a program called LeadSelect to provide high value custom libraries to our clients while simultaneously funding development of a new generation of LeadQuest libraries for our own commercialization.  Based on our extensive experience in literature mining and informatics capabilities, Tripos scientists have prepared an expanded collection of new chemical scaffolds that can be used as starting points for custom libraries for clients.  Under this program, jointly designed compounds are delivered to customers.  Customers may optionally receive limited exclusivity on the compounds.  Depending on this outcome, the compounds may be immediately or subsequently entered into the LeadQuest offering.

Other Offerings.  Tripos can offer biological screening of compounds for clients to speed research projects based on our recently introduced capability funded by the Marie Curie grant.  This allows us to provide rapid turnaround on projects and enhanced value to our clients.  Based on our extensive experience and highly automated laboratory environment, Tripos has also introduced a High Throughput Analysis and Purification service to assess and process customers' compound collections.  Given this unique capability developed by Tripos related to the Pfizer collaboration, this service is a high value offering at low cost to us.

Our laboratory capabilities were acquired in late 1997 along with an initial staff of 8 and were expanded over subsequent years to meet customer demand.  The laboratories are based in Bude, Cornwall, England and have a staff that numbers 161 as of December 31, 2005.  In January 2006, we completed a reduction in force that we announced in December 2005 following the completion of our four year $90 million chemical compound file enrichment project with Pfizer Inc.  We reevaluated the staffing levels required to continue to provide our customers with the highest-quality service and concluded that a staff reduction of 76 was necessary.  Our laboratories consist of a 20,000 square foot state-of-the-art research center constructed in 1999 along with a 48,000 square foot addition completed in early 2004, bringing the total facility to 68,000 square feet.

Hardware Sales

We have historically sold computer systems to our customers upon request only as a convenience; as such we did not expect nor realize high margins on these products.  Sales in this area have become insignificant over time.

Collaborations and Customer Relationships

Our growth strategy is based on expanding relationships with large pharmaceutical and biotechnology companies to offer multiple Tripos products and services to enhance their drug discovery operations.  Below are some of our major collaborations:

Customer Relationships:

Bristol-Myers Squibb.  In December 2000 we initiated the first phase of a program with Bristol-Myers Squibb (BMS) to design and implement an integrated research informatics system.  Working with BMS and Accenture LLP, we developed an enterprise-wide program to provide a new decision support capability to accelerate drug discovery.  The system, titled SMART-IDEA, incorporates our MetaLayer™ software and was deployed by BMS to their research staff numbering more than 1,500 scientists, during 2002.  In September 2003, we entered into an extension to our then current agreement with BMS to integrate our FormsBUILDER™ technology, a forms-based querying tool for retrieval and browsing of research data, into the SMART-IDEA application.  This form-based searching technology enables scientists to easily customize their own forms and combine queries requesting chemical structures with associated data from experiments in many areas.  The FormsBUILDER technology was deployed at BMS in 2004.  We have a continuing relationship to deploy staff on-site at BMS to support and enhance these technologies.

Pfizer, Inc.  In January, 2002, we entered into a strategic collaboration with Pfizer for up to four years and originally up to $100 million to design, synthesize and purify high-quality, drug-like compounds to expand Pfizer's chemistry compound collection.  The original contract called for a minimum two-year commitment from Pfizer.  Upon completing the first two years of the contract, the relationship was amended in early 2004 to reflect a reduction in compound collection production and a corresponding move into next-stage hit follow-up work between Tripos and Pfizer.  The amendment also reflected a further minimum commitment for 2004 and expected overall 4-year revenue of $90 million.  The collaboration was successfully concluded in December 2005, with Tripos having achieved, and in many cases exceeded, every research project goal.

In a separate transaction in October 2004, Pfizer renewed and increased their multi-million dollar, multi-year agreement to license the Tripos suite of discovery software technologies, including the SYBYL and UNITY software products, to Pfizer research locations worldwide.

Schering AG.  In August, 2002, Tripos began a collaboration with Schering AG to develop an integrated chemical information management system that would allow Schering scientists to manage information, plan syntheses, order reagents and track all their chemical assets globally.  This system is known as the Enterprise Chemical Information Management System (ECIMS).  The ECIMS system was successfully delivered and rolled out to over 250 of Schering's worldwide research scientists during 2005.  Tripos and Schering have continued their collaboration for the maintenance and enhancement of the technology.

Wyeth Pharmaceuticals.  In December 2005, after a competitive process, Wyeth selected Tripos' discovery informatics technology as the basis for its next-
generation discovery IT solution to be used by scientists throughout Wyeth's worldwide discovery operations.  Wyeth's new scientific workbench, along with a related integrated data repository, will facilitate cross-team collaboration to improve the way Wyeth scientists capture, manage and use key scientific data to efficiently make decisions.  The workbench is based on Tripos' SMART-IDEA technology, the solution Tripos developed in collaboration with Bristol-Myers Squibb Co.
(BMS) and then deployed throughout BMS's U.S. and Canadian research facilities.

Chronogen Inc. In January 2004, we entered into a three-year collaboration with Chronogen to discover and optimize small-molecule therapeutics for cardiovascular disorders.  Under the agreement, we are employing our knowledge-driven chemistry process to provide complete drug discovery chemistry services for Chronogen.  Drawing upon our chemical libraries, expertise in data analysis, design tools and rapid synthetic follow-up capabilities, we are supporting Chronogen's biological expertise in metabolic pathways related to aging.  Chronogen has been applying its in vitro and in vivo screening technologies to rapidly select effective molecules, and we are optimizing those molecules for specific cardiovascular indications.  Tripos is paid on a fee for service basis with the potential for success-based milestones.

Divergence, Inc.  In June 2004 we entered into a collaboration with Divergence, Inc., a leader in genomics-based discovery of solutions for the prevention and treatment of parasitic infections in plants, animals, and people.  We employed our chemistry knowledge base and knowledge-driven chemistry process to expand structure-activity-relationship (SAR) models and optimize appropriate candidates for parasite control.  We received research payments during the collaboration which was successfully completed in September 2005.

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

Strida Pharma Inc.  In August 2004 we entered into a multi-year joint collaboration with Strida Pharma Inc. to support Strida's cancer therapeutics development program.  We are working to identify, design and synthesize suitable compounds for biological activity assessment in a high-throughput screening assay developed by NovaScreen Biosciences Corporation.  Tripos is paid on a fee for service basis.

Sanofi-Synthelabo Recherche.  In September 2004 we entered into a strategic collaboration with Sanofi-Synthelabo Recherche, an affiliate of Sanofi-Aventis.  Working with proprietary therapeutically relevant chemistry motifs identified by Sanofi-Synthelabo Recherche, we employed our knowledge-driven chemistry approach to design and synthesize compounds that expand these areas of therapeutic interest.  We received research payments during the collaboration which was successfully completed in early 2005.

BioTie Therapies Corp.  In December 2004, we entered into a collaboration with BioTie to enhance BioTie's drug discovery efforts, which include innovative medicines for the treatment of dependence disorders, inflammatory diseases and thrombosis.  We are using our LeadHopping technology with the goal of identifying a backup series for one of BioTie's key drug discovery programs.  Tripos is currently synthesizing compound libraries for in-house screening by BioTie. Tripos is paid on a fee for service basis with the potential for success-based milestones.

Biovitrum. Our collaboration with Biovitrum in the discovery informatics area enhanced the GASP™ software tool, which applies a genetic algorithm to a set of compounds active against a common target.  Molecules that match the models created in GASP are more likely to be active, making this an important tool to identify other active structural series in large corporate databases.  Tripos released the new software technology, GALAHAD™ to the market the third quarter of 2005.

CeNeS Pharmaceuticals Ltd.  In 2004 we entered into a joint research partnership with CeNeS to identify new compounds active against the clinically validated target caetchol-O-methyltransferase (COMT).  In April 2004 we announced that we had reached important milestones as part of the ongoing collaboration, with Tripos Discovery Research Ltd. having utilized its knowledge-driven chemistry process to facilitate rapid lead identification and chemical optimization of candidate molecules.  This program has recently been extended again with ongoing research payments.

Servier.  Servier has partnered with us to design and synthesize compounds for potential drug development in undisclosed target areas.  Tripos is employing its ChemSpace and LeadHopping proprietary technologies and integrated knowledge-driven chemistry processes to identify additional novel chemistries.  We are paid on a fee for service basis.

Collaborations:

CambridgeSoft Corporation.  Tripos and CambridgeSoft formed an alliance to ensure compatibility between Tripos' Benchware suite of laboratory informatics products and the latest versions of CambridgeSoft's ChemOffice(R) application suite, including the ChemDraw(R) chemical sketching tool.

 Composite Software.  Tripos is committed to bringing best-of-class solutions to its customers.  As part of that commitment, Tripos entered an agreement with Composite Software to incorporate its enterprise information integration technology into Metalayer, Tripos' discovery information integration solution, and a key component for SMART-IDEA, the integrated discovery environment developed in partnership with Bristol-Myers Squibb, and being extended and implemented for Wyeth.

 Elsevier MDL.  We have formed a strategic alliance with Elsevier MDL to strengthen the integration between our respective software products, including new-generation MDL(R) Isentris(R) technology and Tripos' Benchware suite of laboratory informatics software. The collaboration creates a powerful, integrated discovery informatics platform for the companies' joint customers. Under the agreement, Tripos becomes a Strategic Member of the MDL(R) Isentris(R) Alliance, and Elsevier MDL joins the Tripos Alliance Program as a Global Strategic Partner. The companies will each receive training, software and other support to ensure high-quality integration between the companies' respective products.

 InforSense.  Tripos and InforSense formed an alliance to integrate Tripos' discovery informatics portfolio with the award-winning InforSense KDE workflow-based integrative analytics platform. Through the alliance, Tripos joins InforSense's Open Workflow Partner Network (OWPN) and InforSense joins Tripos' Alliance Program as a Software Partner. The two companies will also integrate Tripos' AUSPYX, SYBYL and UNITY technologies with both InforSense KDE and its 'in Oracle' enterprise analytics system, InforSense IOE. This integration enables customers who are using technology from both companies, to access and integrate Tripos' discovery informatics technologies within InforSense KDE, thus streamlining complex discovery processes to deliver more efficient decision-making and improved productivity.

 SciTegic.  Tripos has joined SciTegic's independent software vendor (ISV) partner program to provide software compatibility between their product lines. Joint customers may now choose to access Tripos' discovery informatics technology from within SciTegic's Pipeline Pilot framework, leading to more efficient and repeatable discovery processes.

 Sales, Marketing and Distribution

We market our products and services directly in the U.S., Canada and western Europe. We market our products through an exclusive distributor arrangement in Japan and Australia, and through non-exclusive agency relationships in Brazil, Korea, China, Singapore, Taiwan, Malaysia, and India.  On December 31, 2005, our sales organization included 52 employees performing these roles, sales management, pre- and post-sales scientific staff,, field and tele-sales along with sales administration.   Twenty-eight were in the United States and Canada plus twenty-four in Europe.  Our domestic sales and support center is located at our headquarters in St. Louis, Missouri.  Sales representatives are located in or near key research areas around the U.S.  We also maintain sales offices near London, Paris and Munich.

The sales staff includes employees with Ph.D. degrees in chemistry, various advanced degrees in the sciences and work experience with various hardware and software suppliers as well as with the pharmaceutical and biotechnology industries we serve.  Our sales representatives are compensated through a combination of base salary, commissions, and bonuses based on quarterly and annual sales performance.  In addition, our pre-sales scientists, all of whom have Ph.D. degrees in chemistry or a closely related field, receive total compensation determined in part by their success in supporting and generating sales in a particular territory.

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

We market our workstation-based software products in a variety of ways, one of which is term licenses on the basis of a fixed number of simultaneous users per software module.  Network-based licensing is available, based on a count of the number of simultaneous users.  We also have time-based license options (one, two or three years) that offer customers the ability to tailor their product selections to their specific research needs and that are renewable at the end of the selected terms.  Our customer base has taken advantage of the flexibility of time-based licensing to access more of our software products.  These arrangements provide a more predictable recurring revenue stream from the periodic renewals.  Software packages consisting of modules typically purchased by customers in particular industry segments have been defined and have been specially priced to facilitate customer purchase of an optimal module set for their needs.

Discovery informatics and software development arrangements are sold on a collaborative basis by focused business developers and scientists directly to research management and information technology departments.  Each contract is negotiated based on the particular software needs of the customer.  The term of the contract is highly variable and may range from a number of weeks up to multiple years.  Tripos provides programming and scientific expertise.  Discovery informatics contracts may include specification, gap and risk assessment, and/or full biological and chemical data integration.  Our proprietary technologies such as Benchware 3D Explorer, Benchware Notebook, FormsBUILDER, SMART IDEA, AUSPYX and ChemCoreRIO, may be installed at a client site to solve many research information problems.  These technologies have annual license fees.

Sales of the compound libraries, including LeadSelect libraries, are made through our sales teams and distributors.  The LeadQuest library includes approximately 50,000 compounds available for purchase.  The compounds are sold on a nonexclusive basis to all purchasers and we generally retain no trailing rights to the compounds once purchased by a customer. LeadQuest high-throughput screening libraries are diverse, high-quality, drug-like compounds that serve as a pathway to more extensive discovery research.

Discovery research collaborations, including LeadDiscovery, are offered through a team comprised of business developers, scientists and members of senior management.  This approach is best suited for the long cycle required in developing meaningful partnerships with key customers for LeadDiscovery programs, outsourcing or collaborating on discovery research projects.

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

Customer Training, Service and Support

Software licenses typically provide a limited warranty for a 90-day period.  Thereafter, support of our software products is provided under an annual fee arrangement.  Approximately 90% of our commercial and academic customers have contracted for support service.  This service gives customers access to telephone consultation with our technical personnel in local offices, on-line access to a company-operated computer bulletin board, new release versions of licensed software if developed, and other support required to use our products effectively.

We offer customer training in the use of our products through a dedicated training staff knowledgeable in both chemistry and computer science.  We send technical newsletters, bulletins, and advance notification about future software releases to our customers to keep them informed and to help them with resource allocation and scheduling.  We also sponsor seminars throughout the world for our customers, involving presentations both by our personnel and guest lecturers.  These seminars are designed to enhance customer understanding of our products and their potential use as an aid to customer research requirements.  We provide our customers with advice on computer system configuration management and also frequently provide customers with consulting advice in addressing general application research questions as part of the normal pre- and post-sales process.

Significant Customers

In 2005, 2004, and 2003, we obtained 46%, 54% and 52%, respectively, of our total revenues from Pfizer, Inc.  Our four- year $90 million file enrichment project with Pfizer was successfully completed during December 2005.  No other individual customer accounted for over 10% of total revenue in these years.

International Sales

We sell software licenses, compound products, and research services through our wholly owned subsidiaries in Canada and Europe and through a network of distributors and agents in the Pacific Rim, India, and South America.  Net sales from our activities outside of North America represented approximately 75%, 80%, and 74% of total net sales in 2005, 2004, and 2003, respectively, with Europe accounting for 70%, 75% and 67%, and the remaining balances coming from customers in the Pacific Rim.  We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales.  See Note 23 to the consolidated financial statements, Segment Information, later in this Annual Report.

Software license and compound product sales through distributors or agents to our Pacific Rim customers accounted for 5%, 5%, and 7% of 2005, 2004, and 2003 total sales, respectively.  Software products and access keys are sent either directly to the customer or through the local representative firm.  For Pacific Rim transactions in all countries except Japan and Taiwan, the end-user customer enters into software license agreements with Tripos.  Japanese and Taiwanese customers enter sub-license agreements with the local distributor.  All access keys are created by Tripos upon receipt of proof of agreement (purchase requests from the Japanese and Taiwanese distributor or license agreements from end-user customers).  Revenue is recognized for all countries except Japan and Taiwan upon shipment of product to the customer and when access is granted.  Revenue is recognized for Japanese and Taiwanese transactions upon shipment of product to the distributor.  The Japanese and Taiwanese distributors are contractually obligated on a non-recourse basis for all software license transactions in their territories.

Research and Development

We believe that our continuing position as a leader in discovery informatics products and services will depend in large part on our ability to enhance our current product line, develop new products, maintain scientific and technological competitiveness, integrate complementary third-party products, and meet a rapidly evolving range of customer requirements.  We intend to continue to make substantial investments in product and technology development to meet our customers' demands.

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

Our research and development activities are undertaken by our discovery software group and our discovery research group.  The discovery software group, composed of chemists and other scientists, works closely with customers to identify market needs for new products.  Upon identification of a market need for a new product, the discovery software group collaborates with our software engineers to develop requirements and specifications, implement code and perform regression tests for the new product.  Separate quality assurance, environment management, and systems groups manage the final release, documentation, and porting of the new product to all supported platforms. In some cases, we in-license software developed by academic researchers for distribution as added modules in our product line by Tripos. In addition, we fund research at certain academic institutions.  We believe that this funding allows us to gain access to significant technology not otherwise available.  Also, we enter into software development arrangements with major pharmaceutical customers to develop software tools crucial to high throughput research environments and for other emerging issues in the life sciences industry.

In September 1998, we opened a temporary laboratory facility (6,600 sq. ft.) suitable for complete chemical synthesis operations.  We began production of newly designed screening libraries, started pilot projects for contract research, and generated focused libraries.  In May 1999 we opened our second and larger laboratory facility (18,400 sq. ft.), providing us with the capacity to accommodate large library synthesis and contract research operations simultaneously.  Our compound library inventory, LeadQuest, has around 50,000 highly pure compounds available for sale.  In addition to LeadQuest library synthesis, we have the facilities and staff to perform multiple contract research projects concurrently.  The latest expansion of our chemistry facilities was completed early in 2004 and added 48,000 sq. ft. of laboratory space to accommodate large-scale, high-volume production, as required under the recently completed Pfizer compound enrichment contract and other incremental business opportunities.  The Company now has approximately 68,000 square feet of laboratory space at its discovery research center in Cornwall, England after retiring the initial temporary laboratory at the end of 2005.

Research and development expenses include all non-capitalizable costs of software development from Discovery Informatics and any non-capitalizable research associated with the validation of compound libraries or discovery research projects from our Discovery Research area.  R&D expenses for 2005, 2004, and 2003 were $10.9 million, $9.3 million, and $12.9 million, respectively.  In accordance with Statement of Financial Accounting Standards No. 86 and AICPA Statement of Position 98-1, Tripos capitalizes software development costs for both external and internal use.  Net capitalized software development balances were $2.3 million at December 31, 2005, and $2.2 million at December 31, 2004. The capitalized software costs are related to the development of multiple new "benchtop" software technologies in our Benchware suite of products intended for laboratory chemists.

A portion of our chemistry R&D efforts are attributable to development of our LeadDiscovery packages that include chemical compounds and associated intellectual property derived from biological screening activity.  We have captured the costs for promising leads in inventory as we assemble the package offering.  Net capitalized costs were $2.8 million at December 31, 2005, and $1.2 million at December 31, 2004.  Preliminary biological screening results show enriched hit rates that average over 24% activity compared to industry averages of 2% to 3%.  We began marketing these packages in mid-2005.

Production

Our Discovery Informatics software production operations consist of assembling, packaging, shipping of software products (either by CD-ROM or electronically) along with documentation needed to fulfill orders.  Outside vendors provide printing of documentation and manufacturing of packaging materials.  We typically ship our software products promptly after the acceptance of a customer purchase order and the execution of a software license agreement.

Discovery Informatics service contracts, or enterprise software consulting, may be structured under a variety of terms including billing for hours worked, successful delivery of milestones, or fixed-price contracts.  Staff assigned to these contracts is principally located in the U.S.  These contracts may contain provisions for license fees on the core technologies delivered at the inception of the project or for the system software activated upon completion of the contract.  Quarterly revenues and costs from software consulting will vary due to the mix of contracts being serviced in any particular quarter.

Discovery Research activities and chemical compound production are performed and carried out at Tripos Discovery Research in Bude, Cornwall, England.  Discovery research projects vary in size, scope and length of time to complete.  Discovery research agreements may include technology access fees, full-time equivalent billing rates, and trailing rights in the form of milestone payments or royalties.  Under its research agreements, Tripos generally seeks to retain all rights to improvements to its pre-existing intellectual property during the project.  Certain projects include management of biology screening processes performed in-house or by third parties.  The unpredictability of chemistry reactions may impact the rate of progress on research contracts and lead to fluctuations in revenue recognition.

We produce our LeadQuest chemical compounds in the same laboratories as our discovery research activity using the same state-of-the-art equipment and processes.  The LeadQuest compounds are created from chemistry templates that do not overlap with customer-specific projects or the LeadDiscovery sets.  All of our chemistry research and production activities rely on our patented and proprietary ChemSpace technology to generate "drug-like" ideas from the trillions of potential candidates.

Intellectual Property

We license our workstation software through the execution of license agreements with each customer.  We rely upon a combination of patent, copyright, trademark, and trade secret laws to protect our intellectual property.  License and non-disclosure agreements are used to establish and protect the proprietary rights in our products.  We hold four key patents in the area of analysis of the relationship of chemical structure to activity: one issued in the early 1990's on our SYBYL CoMFA product, another issued in 1998 on our Hologram QSAR, and two on our ChemSpace technology issued in 2001.  In addition, we have patents on our compound selection, library design, and visualization technologies and on our pKA prediction methodology.

The source code for our products is protected both as trade secret and as unpublished, copyrighted work.  In addition, our core software products are developed and manufactured only at our facilities.  We do not disclose the source code for our products to any of our distributors.  We supply our source code under special, restrictive license provisions to a very limited number of customers only on special request, none of which has been received in the last five years.  Also, upon request, Tripos has placed source code in escrow for the benefit of a minimal number of designated customers for limited support purposes on a contingency basis.  All major software products are shipped from our St. Louis facility under a technical license management system that governs access.  Despite these precautions, it may be possible for a third party to gain use of our products or technology without prior authorization, or to develop similar technology independently.  Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do business.  The markets in which we compete are characterized by rapid technological change.  While we believe that legal protection of our technology is an important competitive factor, we are aware that such factors as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product support are important in maintaining a sustained technology leadership position.

We have a number of contracts with academic institutions and individuals providing us the right to license, market and use technology developed outside the company.  These products enhance our ability to offer an enriched product line and represent a material percentage of our annual revenue.

Our general screening and targeted compound libraries and the related synthesis methods and approaches, where proprietary, are protected as trade secrets by non-disclosure agreements and other means.  Compound, consulting, discovery research and collaborative agreements we enter into require specific documentation regarding defined proprietary rights, responsibilities of the parties, and/or allowed use of any related compounds or libraries of compounds.  During 2005, Tripos submitted a number of patent applications for our LeadDiscovery collection.

Competitors

We operate in a highly competitive industry characterized by rapidly changing technology, frequent new product introductions and enhancements, and evolving industry standards.  We compete with other vendors of software products designed for applications in analytical chemistry, computational chemistry, chemical information management, and combinatorial chemistry.  Our discovery research group competes with vendors around the world for the sale of contract chemistry research, focused compound libraries and diverse compound screening libraries.  The competition in our industry is fragmented and populated with a wide spectrum of organizations ranging from small start-up companies to large multi-national firms along with academic research institutions.

Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market.  The competition we experience in our existing and targeted markets could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on us.  A number of our existing competitors have significantly greater financial, technical and marketing resources than we do, in addition to access to lower cost off-shore labor.  We believe that the principal factors affecting competition in our markets are product quality, performance, reliability, scientific and technological innovation, ease of use, technical service, support, and price.  We expect that these factors will remain major competitive issues in the future, but additional factors will become increasingly important, including contribution to the overall efficiency of the research effort through enhanced integration, communication and analysis.  Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material effect on our business, operating results, or financial condition.

Employees

As of December 31, 2005, we had a total of 327 employees, of whom 143 were based in the United States and 184 were based internationally.  Of the total, 61 were engaged in marketing, sales and related customer-support services, 71 in software product development and consulting services, 136 in chemistry laboratory activities and 59 in operations, administration, MIS and finance.  In December 2005 we announced that we were initiating a process to streamline our Discovery Research organization in Bude, England due to a sharp decline in contracted revenue, a result of the successful completion of our four-year contract with Pfizer. We initiated the 30-day consultation period with our employees as required by UK law on December 19, 2005, and completed the reduction in force of 76 positions on January 24, 2006. Of the 76 positions made redundant, 70 were engaged in chemistry laboratory activities and the remaining 6 in operations, administration, MIS, and finance.  Our future success is significantly dependent on the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel.  None of our employees are represented by a labor union nor covered by a collective bargaining agreement.  We have not experienced any work stoppages.

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

Part IA.  Risk Factors

Our future results could differ materially from those discussed in this Annual Report.  Factors that could contribute to such differences, include, but are not limited to, the following:

Company Risk Factors

We face uncertainty in having the access to capital that may be necessary to fund our operations.  We recently received a commitment to amend and extend our bank line of credit facility with LaSalle Bank so that this facility will now mature on January 1, 2007.  If we are unable to further extend this credit facility or to obtain additional funding from other sources on acceptable terms, we could face difficulties in funding our operations after January 1, 2007.

We face uncertainty in our pursuit of strategic alternatives.  In January 2006 we announced the retention of a financial advisor to assist our Board of Directors in considering various strategic alternatives for the Company, including mergers and acquisitions, becoming a private company, and separating our informatics and research businesses.  We are currently in the process of identifying possible strategic alternatives, contacting possible parties with whom we might pursue discussions, and in some cases engaging in preliminary discussions.  We have no obligation to comment on further developments unless and until we enter into a definitive transaction.  The ability to structure and complete any strategic transaction is uncertain and subject to considerable risks, many of which are outside of our control.

We derive a significant portion of our revenues from a limited number of large customers.  We seek to enter into large, multi-year contracts with large pharmaceutical companies and biotechnology companies.  It is difficult for us to predict when contracts of this nature will be awarded or the terms of these contracts.  In addition, the terms of these contracts may permit the customer to terminate the contracts or reduce their requirements.  We may not always be in a position to adjust utilization of our resources to the needs of one or more of these large-contract customers.  In 2005, we successfully completed a four-year $90 million contract with Pfizer, Inc.  To date, we have not been able to replace this business with other similar business from one or a number of customers.

We may experience significant fluctuations in our quarterly operating results as a result of uncertainties relating to our ability to generate additional revenues, manage our expenditures and other factors, certain of which are outside are control.  We have historically experienced fluctuations in our quarterly results.  Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions.  We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies.  Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

We cannot be certain that our sales strategy will be effective in achieving additional sales of our products.  Our strategy  is to focus specific selling resources on promoting the traditional computational chemistry offerings, a second group focused on laboratory informatics solutions, and a third group whose role is to pursue chemistry research projects.  We believe this focused approach allows our sales force to leverage its existing knowledge base most effectively in selling discovery software, laboratory informatics and discovery research.  We cannot be certain that our sales force will be properly allocated to the respective disciplines and be able to make additional sales.  There can be no assurance that the market will accept our approach, or that competitors will not offer other approaches that gain greater scientific, technological, or market acceptance.

We may incur significant costs in protecting our intellectual property rights or responding to claims of infringement from others.  Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, and copyrights, enforce restrictive licenses granted to third parties, obtain licenses to technology owned by third parties when necessary or developed in collaboration with us, and conduct our business without infringing the proprietary rights of others.  We currently rely upon a combination of trademark, patent, copyright and trade secret laws, employee and third party non-disclosure agreements and other contracts to protect our proprietary rights.  Nevertheless, our efforts to protect our intellectual property may be inadequate and we may be unable to prevent others from offering products and services substantially similar to ours.  We also need to secure and maintain adequate protection of our intellectual property outside of the United States because our sales are global.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies engaging in international business have encountered considerable difficulties in safeguarding their proprietary rights in foreign jurisdictions. Also, United States and European patent law related to certain types of inventions continues to be debated and may be subject to change.  Certain changes could have an adverse impact on our strategy.

Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property.  Litigation over these issues could be a significant distraction and we may incur significant costs, including damages.  In the event that it is determined that one of our products infringe upon another's proprietary rights, we may be required to obtain a license in order to continue selling our products or develop a non-infringing alternative because a license may not be available to us on favorable terms, or at all.

Our business is dependent upon the extent to which pharmaceutical and biotechnology companies collaborate with drug discovery companies for one or more aspects of their drug discovery process. If we are unable to enter into joint venture or collaborative arrangements with third parties, our business would suffer. Our commercial success depends on our ability to enter into joint venture or other collaborative arrangements with third parties.  To date, we have entered into numerous such arrangements with large pharmaceutical companies and emerging biotechnology companies.  There can be no assurance that we will be able to continue to establish these collaborations, that any such collaborations will be on favorable terms, or that current or future collaborations will ultimately be successful.

Our ability to convince pharmaceutical and biotechnology companies to use our drug discovery capabilities, rather than develop them internally, will depend on many factors, including our ability to:

>   provide scientists and technologies that are of the highest caliber;

>   develop drug discovery technologies that will result in the identification of higher quality drug candidates;

>   achieve expected results within our customers' timeframes, meeting quality and cost guidelines; and

>   design, create and manufacture sufficient quantities of our chemical compounds for our customers.

Even if we are able to address these factors, these customers may nevertheless determine to perform these activities internally or with other companies that provide services similar to ours.

If we fail to retain our key personnel, our ability to operate our business may be adversely affected.  Our future success depends to a significant degree upon the continued service of key senior management personnel, in particular, our President and Chief Executive Officer, Dr. John P. McAlister, as well as key technical personnel within the informatics and chemistry operations.  We believe that Dr. McAlister's reputation and prominence in the field provide us with a competitive advantage.  None of our key personnel is bound by an employment agreement or covered by an insurance policy where Tripos is the beneficiary.  The loss of one or more key members could have a material adverse effect on our business and results of operations.

Failure to attract and retain the experienced scientists we need to compete in our industry may affect our business.  We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new scientific personnel.  We compete with consulting companies for experienced computer programmers to carry out our software consulting contracts.  We cannot be assured that we will continue to be successful in attracting and retaining qualified personnel should the worldwide demand for these skilled individuals increase.  We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer.  In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel.  We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

Our common stock has experienced, and may continue to experience, price volatility, and a low trading volume.  The market price of our stock has been and is likely to continue to be highly volatile.  Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small companies like Tripos, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our common stock has experienced low trading volume in the past and as a direct result has been and may continue to be subject to large fluctuations.  Our common stock price may increase or decrease in response to a number of additional events and factors, including:

>   trends in our industry and the markets in which we operate;

>   changes in the market price of the products we sell;

>   the introduction of new technologies or products by us or our competitors;

>   changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

>   operating results that vary from the expectations of securities analysts and investors;

>   announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

>   changes in laws and regulations; and

>   general economic and competitive conditions.

The large number of shares of common stock eligible for future sale could depress our stock price.  If shareholders sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of the common stock could decrease.  Such a decrease could make it difficult for us to raise capital by selling stock or to pay for acquisitions using stock.  To the extent outstanding options or warrants are exercised or additional shares of capital stock are issued, investors purchasing our stock may incur additional dilution.

If shareholders do not receive dividends, shareholders must rely on stock appreciation for any return on their investment in us.  We have not declared or paid cash dividends on any of our capital stock.  We currently intend to retain earnings for future growth and therefore do not anticipate paying cash dividends in the future.  If we issue shares of preferred stock, the holders thereof may have preferential rights.  As a result, only appreciation of the price of the common stock will provide a return to investors.

Industry Risk Factors

We face the pressures of an extremely competitive market, and our business would suffer if we are unable to effectively compete.  We compete globally with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, and research and academic institutions in size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes.  These competitors may have greater financial and other resources, and access to low-cost offshore staffing along with more experience than we have in certain research and development methods.  In addition, internal departments of corporations may be resistant to outsourcing software development and/or chemical research, because it could reduce those departments' budgets or because their intellectual property groups may become more resistant to outsourcing.  Moreover, in the future our competitors may offer broader product lines or technologies or products or expertise that are more commercially attractive than ours, either current or future, or that may render our technologies, expertise, or products obsolete.

Our current and potential customers consist primarily of pharmaceutical and biotechnology companies, which presents risks that could affect our ability to sell our products. We have benefited in the past from the increasing trend among pharmaceutical and biotechnology companies to outsource chemical research and development projects.  However, our customers capital spending plans and decisions to outsource the work we offer has tended to be cyclical in nature despite a general trend favoring outsourcing. A reversal or slowing of this trend, a shift in customer's preferred partner expertise, or a general economic downturn in these industries could have a material adverse effect on our business, financial condition and results of operations.  Thus, our ability to generate revenue is subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within our industry.  These risks and uncertainties are not within our control.  In addition, further consolidation in the pharmaceutical and biotechnology industries will reduce the number of our potential customers, and may adversely affect our future revenues.  If one of the parties to a consolidation uses the products or services of one of our competitors, we may lose existing customers as a result of such consolidation.

Pharmaceutical and health care reform could reduce the amounts that pharmaceutical and biotechnology companies have available to retain our services.  We expect that a substantial portion of revenues in the foreseeable future will be derived from services provided to the pharmaceutical and biotechnology industries.  If regulatory or legislative proposals or reforms are adopted that have a material adverse effect on the businesses, financial condition, and results of operations of pharmaceutical and biotechnology companies that are Tripos; existing or prospective customers, our business, financial condition, and results of operations could be materially and adversely affected as well.  For example, future legislation could limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. This would have the effect of reducing the resources that these companies can devote to the research and development of new drugs, which would in turn reduce the amount of services that we perform and our resulting revenues.

Item 1B. Unresolved Staff Comments

     None.

Item 2.  Properties

Our principal administrative, sales, marketing, and software product development facility is located in St. Louis, Missouri.  We own this facility, which is financed by a mortgage note.  We lease a small office space in Austin, Texas for additional software development activity.  Tripos also owns laboratory facilities (68,000 square feet) in which chemical product development and discovery research service contracts are executed located in Bude, Cornwall, England.  Our European subsidiaries lease sales and service offices in the United Kingdom, France, and Germany.  We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.  Legal Proceedings

Securities Class Action Litigation

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002.  The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws.  On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period").  The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws.  The second amended complaint also names Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant.  In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint.  On September 30, 2005, the Company was informed that its motion to dismiss was denied; however, the motion to dismiss filed by Ernst & Young was granted.

On March 21, 2006, the parties reached a verbal agreement to settle the class action litigation.  The total amount of the settlement is $3.15 million which is to be paid by our insurers.  The settlement is subject to court approval after notice and an opportunity to object is provided to the putative shareholder class.  There can be no assurance that the settlement will be approved in which event, we will continue to defend ourselves against these claims vigorously.

Shareholder Derivative Litigation

On or about February 10, 2006, a shareholder derivative action was filed in the Circuit Court of the County of St. Louis.  The complaint names certain of the Company's officers and directors as defendants and names the Company as a nominal defendant.  The complaint alleges that certain of the Company's officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities class action litigation described above.

On March 21, 2006, the parties reached a verbal agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of attorneys' fees of $200,000 to plaintiffs' counsel.  All fees are to be paid by our insurers.  There can be no assurance that the settlement will be approved in which event, we will continue to defend ourselves against these claims vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2005.

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

	2005		2004
	High	Low	High	Low
First quarter	$5.61	$3.92	$7.20	$4.50
Second quarter	$4.84	$3.38	$6.59	$4.55
Third quarter	$4.70	$3.30	$5.58	$3.51
Fourth quarter	$4.42	$2.40	$5.75	$3.40

We had approximately 800 shareholders of record and 2,800 beneficial holders as of December 31, 2005.  We have not declared or paid any dividends on our common stock.  We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future.  In addition, our credit facilities with LaSalle Bank N.A. restrict the payment of dividends to shareholders.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial information for each of the five most recent fiscal years.  This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 8 of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report, and the Forward-Looking Statement/Risk Factors disclosure contained in the Introduction and in Part I, Item 1A of this report.

Selected Consolidated Financial Data
			Year ended
Consolidated Statements of Operations	12-31-05	12-31-04	12-31-03	12-31-02	12-31-01

In thousands, except per share amounts

Net Sales:
Discovery informatics products & support	$24,857	$ 24,639	$ 23,702	$ 22,182	$ 20,070
Discovery informatics services	3,076	4,005	3,241	7,956	10,488
Discovery research products & services	27,440	36,004	26,245	18,016	12,024
Hardware	48	131	960	937	3,514
Total net sales	55,421	64,779	54,148	49,091	46,096
Cost of sales	29,342	32,752	26,240	20,601	15,235
Gross profit	26,079	32,027	27,908	28,490	30,861
Operating expenses:
Sales and marketing	10,666	12,560	13,195	15,476	12,007
Research and development	10,866	9,294	12,917	10,102	8,904
General and administrative	7,696	7,771	7,241	6,886	7,506
Restructuring charge	861	--	--	--	--
Total operating expenses	30,089	29,625	33,353	32,464	28,417
Income (loss) from operations	(4,010)	2,402	(5,445)	(3,974)	2,444
Other income (expense), net	(2,348)	(160)	9,114	3,419	2,210
Income (loss) before income taxes	(6,358)	2,242	3,669	(555)	4,654
Income tax expense (benefit)	2,070	2,010	1,569	(587)	1,563
Net income (loss)	(4,288)	232	2,100	32	3,091
Preferred dividends	--	--	--	37	450
Net income (loss) allocable to common shareholders	$ (4,288)	$ 232	$ 2,100	$ (5)	$ 2,641

Basic earnings (loss) per share	$ (0.42)	$ 0.03	$0.23	$(0.00)	$0.36
Basic weighted average number of shares	10,096	9,206	8,949	8,615	7,369
Diluted earnings (loss) per share	$(0.42)	$ 0.02	$0.23	$(0.00)	$0.33
Diluted weighted average number of shares	10,096	9,357	9,333	8,615	9,441

Consolidated Balance Sheet Data	(at year end)
Working capital (deficit)	$(3,068)	$(3,077)	$ 744	$ 12,625	$ 15,692
Total assets	66,816	73,122	71,695	62,971	58,618
Long-term obligations, less current portion	7,234	2,653	6,378	7,382	3,067
Series B preferred stock	--	--	--	--	9,826
Total shareholders' equity	$ 29,513	$ 27,866	$ 26,994	$ 30,324	$ 19,348

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain certain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including, under the caption "Cautionary Statements-Additional Important Factors to be Considered."  We are under no obligation to update any forward-looking statements in this section.  Words such as "expects," "anticipates," "projects," "estimates," "intends," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements.

Overview

Tripos provides products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities.  Sales to the pharmaceutical industry represent 83% of all new contracts sold during 2005.  Tripos offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics.  Through its own chemistry laboratories, Tripos can also make those compounds for its clients.  Through strategic partnerships, Tripos can also participate more directly with its clients in the development and testing of new therapeutic compounds for its clients.

The industries that Tripos serves are highly research-driven.  Mature pharmaceutical companies typically spend between 12% and 20% of their annual revenues on research in the search for new blockbuster drugs.  This research process consists of several phases:  from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans.  The investment in the research activity increases dramatically in the second and third phases of the research activity.  Tripos offerings are most relevant to the initial phase of this activity.  Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process.   Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research.  Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world about drug pricing and regulation.

Tripos software products are primarily sold on a renewable license basis, typically with terms of one to three years.  This business is generally predictable, as we have experienced high renewal rates in the past for licenses.  Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals.  Tripos' service businesses, both informatics and chemistry, are much less predictable.  The sales cycles for these offerings are typically long -- from six months to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world.  To forecast potential business in these areas, Tripos management strives to closely interact with the management of our customers and is closely involved in business development activities for service projects.

Large service contracts for pharmaceutical research, both informatics and chemistry, are complex and, because they are deployed in research applications where outcomes are uncertain, have a large risk component.  Risk management in these projects begins with the definition of project requirements and continues through performance metrics and customer acceptance milestones.  Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client.  To mitigate the project difficulties, Tripos has developed a focused process in which management monitors milestones in the project plan according to the process workflow.  Despite best efforts, however, some projects are of sufficient complexity that they present challenges that require revisions to the project plan and scope.

Having been a public company spinout in 1994 with limited capital, we have focused on profitability and cashflow.  That said, we have not always been profitable, but have achieved profitability in certain years.  Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by other successful investments (e.g. Arena Pharmaceuticals), cash from operations, temporary use of debt capacity, and grant funding from the British government.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We generate revenues from a diversified offering of products and services.  We derived 45% of our 2005 revenues, 38% of our 2004 revenues, and 44% of our 2003 revenues from Discovery Informatics products and support, 6% of 2005, 2004, and 2003 revenues from Discovery Informatics services, and 49% of 2005 revenues, 56% of 2004 revenues, and 48% of 2003 revenues from Discovery Research products and services.  The remainder is from hardware sales.

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

Perpetual licenses:

Software pricing is taken from our price list based on the quantity of individual modules and number of users.  Customers are billed upon delivery.  Revenue for software is recognized upon delivery of product and issuance of perpetual keys.  PCS is optional for each customer and is priced as a fixed percentage of the total current list price of the software purchased. Where applicable, PCS is typically billed annually.

The Company has analyzed the other elements included in its multiple element arrangements involving perpetual licenses, and has determined it has sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training.  VSOE for PCS and training is established based on the price charged when those elements are sold separately.  For PCS, this allocation amount is established based on the renewal rate specified in the arrangement, which is consistently priced at a percentage of the list price of the purchased licenses.  Training is charged consistently from the Company's price list.

Bundled licenses:

Time-based bundled licenses are an alternative to perpetual licenses.  This type of license allows our customers to obtain multiple software products bundled with PCS that is co-terminus with the period of the arrangement (typically 3 years).  A bundled license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract.  Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation.  These non-cancelable, non-refundable contracts are normally three years in duration although certain customers request shorter or longer contract periods.  At the end of the contract term, the customer must renew the license, or the software will cease to operate.  PCS, which includes unspecified updates, upgrades, and "help desk" services, is included in the total price of the contract.  The PCS provided under bundled arrangements is the same as that provided to customers under perpetual agreements.  Bundled contract pricing is taken from our established price list (includes package pricing and a-la-cart pricing) that is based on the number of users and length of term.  All contracted products are delivered at inception.  If the customer should want additional modules, users, or license to any new software products, the customer must enter a new contract (or addendum) and pay the incremental fees to purchase these items.  Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract period.

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

Our integration of chemistry and biological data in the life sciences industries creates a revenue opportunity for discovery informatics services (software consulting).  To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as MetaLayer, FormsBuilder, SMART-IDEA, Benchware Notebook, ChemCoreRIO and AUSPYXTM to configure customized solutions for data management.  Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed.  These contracts may also generate substantial license fee revenue for our proprietary software

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

technologies.  As with our discovery informatics products, licensing levels may range from the low hundred-thousands up to the million dollar levels.

We develop and manufacture general screening compound libraries for sale to the life sciences industry for a fee per compound delivered.  In addition we offer our LeadDiscovery libraries which include of higher value intellectual property rights (such as patent applications).  These compounds and libraries have created the opportunity to offer follow-up discovery research methods to customers for design and synthesis of focused libraries for lead optimization.  We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery.  This process combines advanced informatics, chemistry, and biology products and services, and proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

In the past we have acted as a reseller of computer hardware.  Hardware sales are generally made to facilitate our software customers' access to hardware components and not a primary focus of our sales activities.  We act as an authorized reseller and only order hardware products on an "as needed" basis, and thus do not maintain any inventory.

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

Quarterly expenses include the fixed costs of research and development for software development and new chemistry research.  We believe that core selling and administrative costs will remain generally consistent on an annual basis.  Variability in quarterly expenses primarily occurs in relation to the level of revenues.  This is due to sales compensation, bonuses, staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.  The relationship between the quarterly amounts presented for cost of sales or research and development expense may fluctuate based on the utilization of our employees on either billable contracts or research projects.

Our revenues and expenses vary from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and our ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries and achieve product release schedules (including by Tripos' third party software providers and collaborators)  in a timely manner, the rate of market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by us and other vendors, changes in licensing and pricing policies (ours, our partners and that of other vendors), consolidation in the customer base, client involvement in decision points in contracts related to project plans, our ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic, regulatory, and competitive conditions.  See Note 1 of the Notes to Consolidated Financial Statements for a discussion of revenue recognition policies.  Because much of our software license and PCS revenue along with our contracted discovery research revenue is recognized ratably over multiple periods, fluctuations in our quarterly revenues and earnings are caused principally by sales of compounds or by achievement of milestones on specific projects.  Our management team monitors quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

Critical Accounting Policies

The following information is provided in order to illustrate which accounting policies management deems to be the most critical in the computation of the financial statements included later in this Form 10-K.  The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period.  By the nature of the accounts, our critical accounting policies usually involve a higher degree of management judgment.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Critical Accounting Policies (continued)

 Revenue Recognition...the following are the revenue recognition policies for each of our offerings:

Discovery Informatics Products and Support

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-    2,     "Software Revenue Recognition," as amended.  Revenues from software license agreements are recognized when each of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

The Company allocates revenues on perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element.  The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE).  The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company.  The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to maintenance and support services, and training.  The Company sells training separately and has established VSOE on this basis.  VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price.  Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Revenues from perpetual software license sales fluctuate based on the size and number of transactions completed during any fiscal period.

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis.  Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided.  Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.  Revenues from post-contract support are derived from sales to new customers and renewals from existing customers.  Historical renewal rates have averaged in excess of 90%.

Term and bundled licenses represent time-based license arrangements for one or multiple software products that are sold with maintenance and support for the term of the license arrangement.  The Company does not have VSOE to determine fair value of the maintenance and support in term arrangements.  The Company recognizes revenues from these bundled time-based licenses ratably over the license term, which is typically 1 to 3 years.  Revenues from time-base license arrangements are derived from sales to new customers and renewals from existing customers.  Historical renewal rates have averaged over 80% the past three years.

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

In applying the provisions of SOP 81-1 the percentage of completion is utilized.  For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer.  For contracts without distinct milestones, we measure progress using the cost-to-cost method (cumulative costs as a percentage of total expected costs to complete), which approximates progress towards completion.

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

An access fee for our LeadDiscovery programs is recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  Should the customer decide to retain exclusive rights to promising compounds in the selection, an additional fee is required.  Customers may engage Tripos for discovery research services to further refine the lead compound for additional fees.

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

Valuation of Accounts Receivable...Due to the nature and credit quality of our customer base (principally major pharmaceutical companies, universities and larger biotechnology companies), provision for bad debts is typically calculated on a case-by-case basis and takes into consideration the age of the outstanding receivable amount by customer, the customer's cash position, and the geographic location of the customer.  Historically, we have a very low experience rate of uncollectible amounts.  Management believes that alternative methods for calculating allowances for bad debts such as percentage of net sales or percentage of past-due receivables do not reflect our lower experience rates and thus that the specific identification method is more appropriate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Software Development Costs...Costs related to new products are capitalized after the establishment of technological feasibility (working model) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86.  Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product.  Currently, we use an estimated economic life of three to five years for all capitalized software development costs.  We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product.  Any excess is written off. These write-offs could be significant if we are unable to penetrate a market with a new product or experience a decline in revenues from older capitalized products.

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

Income taxes...Tripos computes income taxes using the asset and liability method prescribe by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, and other timing differences.  The effective tax rate differs from the statutory tax rate primarily due to the impact of research and development credits, which are subject to interpretation of US federal tax regulations, and the change in valuation allowance related to net operating loss carry-forwards.  Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates.  Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies.  Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results.  Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Critical Accounting Policies (continued)

 Goodwill and other intangible assets.The costs of acquired companies are allocated first to their identifiable tangible and intangible assets based on estimated fair values.  Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and is subject to impairment tests at least annually as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."  If the impairment tests indicate that the carrying value of goodwill exceeds its fair value, an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value. In performing our impairment tests, the estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our financial results.

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

Results of Operations

 The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):

	2005	2004	2003
Net sales:
Discovery informatics products & support	45%	38%	44%
Discovery informatics services	6	6	6
Discovery research products & services	49	56	48
Hardware	--	--	2
Total net sales	100	100	100
Cost of sales: *
Discovery informatics products & support	25	21	17
Discovery informatics services	75	73	111
Discovery research products & services	76	68	68
Hardware	85	81	86
Total cost of sales	53	51	48
Gross profit	47	49	52
Operating expenses:
Sales and marketing	19	19	25
Research and development	20	14	24
General and administrative	14	12	13
Restructuring charge	1	--	--
Total operating expenses	54	45	62
Income (loss) from operations	(7)	4	(10)
Interest income	--	--	--
Interest expense	(3)	(2)	(1)
Other income (expense), net	(2)	1	18
Net income (loss) before income taxes	(12)	3	7
Income tax expense (benefit)	(4)	3	3
Net income (loss)	(8)	0	4
Preferred dividends	-	-	--
Net income (loss)	(8)%	0%	4%

* As a percentage of the corresponding sales

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Sales.  Total net sales decreased 14% to $55.4 million in 2005 from $64.8 million in 2004, which was up 20% over the $54.1 million recorded in 2003.  The decrease in 2005 was primarily attributable to lower levels of production on the four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer which was successfully completed during the fourth quarter of 2005 and lower compound sales, all related to our discovery research business.  In addition our informatics services business experienced a decrease in revenues of $0.9 million in 2005 compared to 2004, primarily due to the completion of a multi-year project with Schering AG along with smaller active projects in 2005.  Discovery informatics products and support increased 1% or $218,000 in 2005.  The overall increases in 2004 compared to 2003 were the result of higher revenues in discovery software products and support (4% in 2004) along with higher discovery research activity (up 37% in 2004) principally due to the Pfizer contract to design and synthesize chemical compounds.  Our discovery informatics service revenues grew in 2004 by 24%.  The 2004 growth in discovery informatics service revenues was primarily due to the successful delivery of milestones on existing contracts, including our contract with Schering AG.  Discovery informatics service is discussed in more detail below.  We generate a substantial portion of our revenues from the pharmaceutical industry.  New sales to this industry accounted for approximately 83%, 83% and 76%, of total new sales in 2005, 2004, and 2003, respectively.

Net sales from our activities outside of North America represented approximately 75%, 80% and 74% of total net sales in 2005, 2004 and 2003, respectively, with Europe accounting for 70%, 75% and 67%, and the remainder coming from customers in the Pacific Rim.  We believe that revenues from foreign activities will continue to account for a significant percentage of our total net sales; however, with the conclusion of the Pfizer project, we expect European business to be closer to 50% of total revenues in the near term.  Software license sales in Japan for 2004 and through the second quarter 2005 were adversely impacted by an injunction issued by a Japanese court against Tripos' local distributor that prevented it from selling a certain third-party software product that is an optional module within the Tripos offerings.  More recently, the adverse effect of this ruling has been mitigated through the introduction of what we believe to be a non-infringing version of this software.

List prices for our software products have had only modest price increases and have therefore remained relatively stable over the last few years.  Due to the competitive nature of the software market in which we sell, we expect that price increases for our more established products will remain moderate for the foreseeable future.

Increasing net sales from period to period is dependent, in part, on our ability to introduce new products and services, which are accepted by the market, and on our ability to penetrate new and existing markets.  Sales to existing customers have represented over 90% of total revenues during each of the last three years, with 2005 sales to existing customers being 98%.

Total Discovery Informatics product and support sales increased 1% to $24.9 million from $24.6 million in 2004 which was up 4% from 2003's $23.7 million.  The majority of our software licenses are time-based from which the corresponding revenue is recognized on a ratable basis over the length of each license term (typically 1 to 3 years). Revenue recognition from time-based software license arrangements will normally stretch into subsequent periods depending on the length of individual contract terms.  As an illustration, the software revenue deferred from non-cancelable contracts initiated in recent fiscal years that will be recognized in 2006-2009 and thereafter is projected to be over $20 million.  The table presented in "Note 11. Time-based Software License Arrangements" presents the total amounts of deferred revenues from non-cancelable time-based software license arrangements.

Our Discovery Informatics service activities have been significantly impacted by the overall slow-down in spending for products and services offered by firms such as us by the pharmaceutical industry in recent years.  Of late, the industry started to show signs of recovery in its outsource spending activity in terms of new projects being put out for bid.  Discovery Informatics service revenues decreased in 2005 by 23% to $3.1 million after increasing by 24% in 2004 to $4.0 million from $3.2 million in 2003.  The reduction in 2005 revenues is attributable to the timing and size of ongoing projects in the current year.  The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones and thus varies from period to period.  The increase in 2004 was principally due to progress on our amended contract with Schering AG.  At the end of 2003, Tripos and Schering were in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of the production version of the agreed technology scheduled for mid-2004.  Changes in the scope and funding required a change to the then existing contract.  Because these discussions were not finalized as of December 31, 2003, we made an adjustment of $802,000 to reduce the revenue recognized up to that point from our contract with Schering.  In calculating the amount of the adjustment to be recorded in 2003, Tripos assumed that the project would not continue past delivery and rollout of the production system in mid-2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

This assumption led to a corresponding reduction of approximately $802,000 in the total revenues available under the contract through that mid-2004 delivery date.  Tripos was required to make this adjustment to revenues so that its 2003 financial statements fairly reflected the project status and contractual terms as of December 31, 2003.  In mid-2004, Tripos and Schering agreed on an amendment to the contract that would provide funding to cover functionality and time that were not anticipated in the original contract for full implementation of this project.  During 2004 and 2005, Tripos achieved the agreed milestones and realized the incremental revenues.

We derive Discovery Research revenues from our compound library product, LeadQuest, and discovery research activities.  Discovery Research revenues decreased 24% to $27.4 million in 2005 from $36.0 million in 2004, which was 37% higher than the $26.2 million recognized in 2003.  The decrease in 2005 revenues was primarily attributable to lower levels of production as the four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer moved toward completion in late 2005.  This decline was coupled with lower compound sales that were partially offset by incremental discovery research activities with new customers.  As previously disclosed, revenues from Pfizer were expected to be lower in 2005 than 2004 as the project came to completion.  Discovery Research revenues from Pfizer were $23.2 million in 2005 compared to $32.1 million in 2004.  Other discovery research activities increased in 2005 to $3.6 million from $2.0 million in 2004 as capacity increased to take on new business.  The primary reason for the increased revenue in 2004 compared to 2003 was the growth in production levels on the Pfizer contract.  The Pfizer project plan called for a ramp-up in the production and delivery of the custom compounds to their peak in 2004.  Revenue related to discovery research activities is recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method).

Hardware revenues declined 63% in 2005 to $48,000 from $131,000 in 2004, which was down 86% compared to the $960,000 in 2003.  The high-end server and workstation equipment that we historically sold to our customers continues to face growing competition from lower cost alternatives.  We do not aggressively promote hardware due to its low-margin, but rather only facilitate customer demand when required.

Cost of Sales.  Total cost of sales decreased to $29.3 million in 2005, down 10% from 2004's $32.8 million, which in turn was up 25% from $26.2 million in 2003.  These costs represent 53%, 51% and 48% of total net sales, respectively.

Costs of discovery informatics products and support represented 25%, 21% and 17% of software license and support sales in 2005, 2004 and 2003, respectively.  Costs of software products and support consist of amortization of software products acquired in the Optive acquisition, amortization of capitalized software, product royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation.  Staffing costs are expected to increase in future periods at or near the rates of cost of living increases.  Included in the 2005 and 2004 cost of sales was a write-down in the carrying cost of our ChemCoreRIO software asset of $1.3 million and $890,000, respectively.  We analyzed the net realizable value of the asset based on our assessment of the market for the product given our current investment in sales and marketing for it, and determined that a reduction in the amount capitalized was appropriate in spite of our belief that it is a valuable asset for future development.  In addition, the 2005 costs of sales include $382,000 of amortization expense related to software products acquired in the January 2005 acquisition of Optive Research.  Cost of sales as a percent to software sales has increased over the past few years due to a change in the mix of internal versus third-party products sold, thus resulting in higher royalty payments.  The effective rate of royalties may continue to fluctuate in future periods.

Costs of discovery informatics services (DIS) represented 75%, 73% and 111% of discovery informatics service revenues in 2005, 2004 and 2003, respectively.  Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients.  2003 cost of DIS exceeded revenues because of a charge for anticipated losses under our contract with Schering AG.  As stated above in the discussion of DIS revenues, Tripos was involved in negotiations with Schering to amend the specifications and financial arrangements necessary to complete the development and deployment of the production version of the previously agreed technology.  Because these discussions were not finalized by the end of 2003, Tripos recorded a charge of approximately $813,000 for the estimated project costs in excess of the total project revenues that remained under the original contract terms.  In calculating the amount of the charge to be recorded, Tripos was required to utilize the then existing contract terms, and could not assume that the project would continue past delivery and rollout of the production system in mid-2004.  Tripos was required to record the excess costs so that its year-end financial statements fairly reflected the project status as of December 31, 2003.  During 2004, the parties agreed on a revision to the scope of functionality and an incremental amount of funding to cover completion of the project.  Tripos successfully achieved the agreed milestones for 2004 and 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs of discovery research products and services represented 76%, 68% and 68% of discovery research sales in 2005, 2004 and 2003, respectively.  The cost of the discovery research business is represented by the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects.  Discovery research contracts may also include third-party costs for production of larger quantities of intermediate or scale-up materials.  As a result, variability in cost of sales may be attributed to the mix of compound products and discovery research revenues.  The increase in the 2005 cost of discovery research products and services as a percentage of sales is due to production inefficiencies incurred in the winding down of the four-year strategic compound file enrichment and hit follow-up contract with Pfizer as well as additional provisions of approximately $725,000 incurred on our LeadQuest libraries as we performed a re-analysis of all compounds during 2005.  The levels of cost of sales of discovery research activities in 2004 and 2003 are primarily attributable to production under the Pfizer compound design and synthesis contract.  A significant component of cost of sales from 2003 to early 2004 was outsourcing required to successfully deliver against the contract, combined with the financial impact of the decline of the US dollar against the Great Britain Pound Sterling where our operation is based.  See the discussion of discovery research revenues above for additional information on this contract.  Although our reliance on outsourcing was essentially eliminated by the end of 2004 thus allowing for better control over costs and efficiency, we continue to experience the effects of the further decline in the value of the US dollar that adversely impacted margins.

Costs of hardware represented 85%, 81%, and 86% of hardware sales in 2005, 2004 and 2003, respectively.  Cost of sales for hardware consists of the direct costs to us of the equipment sold.

Gross Profit was $26.1 million in 2005, $32.0 million in 2004 and $27.9 million in 2003, which represents gross margin of 47%, 49% and 52%, respectively.  The decrease in gross margin in 2005 is primarily attributable to the increase in the effective rate of royalties on discovery informatics products, the write-down of $1.3 million taken on our ChemCore Rio capitalized software asset, increased costs of production as a percentage of revenues on our Pfizer contract in discovery research, and additional provisions in the current year as we performed the re-analysis of our LeadQuest Libraries.  The decrease in gross margin in 2004 compared to 2003 is attributable to the increase in the effective rate of royalties on discovery informatics products, the ramp-up on the Pfizer compound file enrichment project and the write-down of $890,000 for the ChemCoreRIO capitalized software asset.  Gross profit for the Company is dependent on the mix of discovery research versus discovery informatics business, the costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and Marketing Expenses decreased 15% to $10.7 million in 2005 from $12.6 million in 2004, which was a decrease of 5% from $13.2 million in 2003.  Sales and marketing expenses represented 19%, 19% and 25% of 2005, 2004, and 2003 total net sales, respectively.  The decrease in sales and marketing expenses of $1.9 million during 2005 is primarily attributable to lower employee costs from open positions, lower commissions, and lower travel expense totaling $1.4 million. The expiration of certain consulting relationships and lower marketing expenses totaled $500,000.    During 2004, we realized expense savings in the Sales and Marketing organization due to open or eliminated positions, estimated at $600,000.

Research and Development Expenses increased 17% in 2005 to $10.9 million from the $9.3 million in 2004, which was down 28% from $12.9 million in 2003.  R&D costs represented 20%, 14%, and 24% of net sales in 2005, 2004 and 2003, respectively.  The increase in R&D expenses in the current year is almost entirely attributable to inefficiencies associated with completing the Pfizer contract in December as scientific staff was assigned to non-billable research as well as additional non-capitalizable costs related to our LeadDiscovery program in the amount of $558,000.  The inefficiencies are attributable to less than optimal production quantities as the Pfizer work wound down along with the generation of redundant staff.  As previously disclosed, in December we announced that we had initiated a 30 day consultation period as mandated by UK law to complete a reduction in force for our Discovery Research business based in Bude, England.  We initiated this action to streamline our Discovery Research business and associated cost structure as a result of our successful completion of the four-year $90 million file enrichment project with Pfizer in the fourth quarter of 2005.  We subsequently completed this process in January 2006, reducing our workforce by 76 positions with an estimated cost of $0.9 million to be taken as a restructuring charge in the first quarter of 2006.  Research and development costs in our discovery

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

informatics segment included $1.7 million of software development that was capitalized.  The reduced level of R&D expense in 2004 compared to 2003 reflects: 1) more scientific costs charged to cost of sales for the Pfizer and other discovery research contracts; 2) redeployment of our discovery informatics personnel to work on software product development resulting in the capitalization of software development costs ($630,000) for our new Benchware discovery informatics products; 3) inventoried costs of our new LeadDiscovery chemistry packages ($1.2 million); and 4) reduced headcount in our discovery informatics group.  The Benchware and LeadDiscovery products were released to the market in the latter part of 2005.

Research and development expenses, including the amount of capitalized costs were $12.6 million in 2005, $11.2 million in 2004, and $14.2 million in 2003.  In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes software development costs for external use.  Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, develop new technologies for use in our informatics consulting work, and pursue novel compound templates for inclusion in our LeadQuest and LeadDiscovery libraries.  Costs associated with investigating novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

General and Administrative Expenses decreased 1% to $7.7 million in 2005 from the $7.8 million in 2004 which was up 7% from the $7.2 million in 2003.  G&A expenses represented 14%, 12% and 13% of net sales for 2005, 2004 and 2003, respectively.  The increase in general and administrative expenses as a percentage of revenues in 2005 was attributable to lower sales volumes in 2005 while costs decreased slightly by $75,000.  Increased G&A expenses for 2004 are primarily the result of legal fees that were subject to the deductible under our insurance policy to defend against the class action lawsuit ($300,000) and costs to document and test internal controls for compliance with the Sarbanes-Oxley Act of 2002 ($237,000).  We expect general and administrative spending to remain relatively stable, but will fluctuate as a percentage of sales.

Restructuring Expenses in 2005 represents an impairment charge related to a temporary laboratory building at our discovery research center.  During December 2005, we completed our four-year $90 million file enrichment contract with Pfizer.  With the completion of the Pfizer contract, this temporary building was no longer needed for production activity.    We do not expect that the building would be saleable in its present condition and alterations to qualify for permanent treatment with the local authorities would not have increased the market value.  As such, we recorded an impairment loss related to this building in the amount of $861K, reducing the net carrying value to zero.  In addition, as discussed above in research and development expenses, we expect to take a $0.9 million charge in the first quarter of 2006 as a result of a reduction in force at our discovery research business that was initiated in December of 2005 and subsequently completed in January 2006.  See additional discussion in Note 26 to the Consolidated Financial Statements.

Interest Income was $130,000 in 2005, $127,000 in 2004 and $208,000 in 2003.  The reduction from the 2003 level reflects a decreasing average amount of cash on hand due to lower levels of cash generated from operations in 2005 and the reduction of outstanding debt in 2004.

Interest Expense of $1.7 million in 2005, $1.1 million in 2004 and $516,000 in 2003 was from interest due on the long-term note payable for the corporate building, interest due on our line-of-credit, interest costs associated with our capital leases and interest in 2005 related to the subordinated note issued in the acquisition of Optive Research.  In January 2005, we issued a $3.5 million subordinated promissory note with a stated interest rate of 11.4 % as part of consideration in the Optive acquisition.  Interest expense associated with the subordinated debt totaled $453,000 in 2005.  Interest expense has varied commensurate with the change in average outstanding debt balances to finance the expansion of the UK chemistry lab in 2004 and to acquire Optive Research in 2005.  The floating rate incurred by the Company on the mortgage note averaged 3.8% in 2004 and 5.5% in 2005.  The interest rate incurred on our line of credit was 6.5% in 2005 and 4.3% in 2004.  Interest rates on our capital leases range from 3% to 8%.

Other Income (expense) was $(810,000) in 2005, $829,000 in 2004 and $9.4 million in 2003.  In 2005 we sold our 33,000 shares of NuVasive, Inc. realizing a gain of $240,000 along with net gains of $101,000 on our investment in the AM Pappas Life Science II Fund.  These gains in 2005 are offset by $1.1 million of currency losses due to the strength of the U.S. dollar against European currencies, offsetting gains realized in recent years.  Early in 2004 we sold the last of our holdings of Arena Pharmaceuticals, Inc. ("Arena") common stock and realized a gain of $144,000.  The remainder of the 2004 other income was from foreign currency gains realized by our European subsidiaries.  2003 other income included a $6.7 million pre-tax gain on the sale of just under 1.3 million shares of Arena.

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

 Income Tax Expense (Benefit).  Our tax expense (benefit) was $(2.1) million in 2005, $2.0 million in 2004 and $1.6 million in 2003.  The effective tax rates were (32.6)%, 89.6% and 42.8% for 2005, 2004 and 2003, respectively.  The effective tax rates for 2005, 2004 and 2003 reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for those tax years (each ending December 31).  The high tax rate in 2004 results from taxes accrued in certain jurisdictions that were not mitigated by the benefit of losses in other jurisdictions at that time.  The tax benefit recorded in 2005 reflects the value of R&D tax credits claimed in the U.K. for 2002 through 2005 that we were not able to record until it became "more likely than not" that the credits would be allowed.  These credits effectively offset the prior years' taxes due in the U.K. resulting in net deferred tax assets.  These excess deferred tax assets are offset by a valuation allowance.    The establishment of the valuation allowance for the deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability in the related jurisdictions.  Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

 Liquidity and Capital Resources

Operating Activities.  Net cash provided from 2005 operating activities was $4.6 million.  Cash was generated by reconciled net income of $2.0 million consisting of a net loss of $4.3 million plus the add-back of non-cash depreciation and amortization including the amortization of debt discount totaling $7.3 million, the add-back of write-down of impaired investment and impairment charge on building of $0.2 million and $0.9 million, respectively, the deduction of gains from the sale of marketable securities of $0.5 million, and a change in the deferred tax benefit of $1.5 million.  In addition cash was generated by a reduction in inventory of $5.7 million and in accounts receivable totaling $3.5 million.  These increases in cash were partially offset by a decrease in deferred revenues of $4.0 million and decreases in accounts payable and accrued expenses of $2.6 million.  Inventory, accounts receivable and deferred revenues were all reduced in 2005 due to the completion of Pfizer contract in December 2005.  Amortization for 2005 included a $1.3 million charge for the write-down of the carrying value of our ChemCoreRIO software asset to its expected net realizable value.  This software product remains valuable to the company for future projects, but is not currently projected to generate revenue in the near term.

Net cash provided from 2004 operating activities was $13.3 million.  Cash was generated by net income of $0.2 million, net collections of accounts receivable of $2.1 million, reductions of inventory of $1.8 million, reductions of prepaid expenses and changes in deferred taxes of $0.5 million each, increases in deferred revenues of $3.1 million, delivery on currency hedges outstanding at the end of the prior year in the amount of $0.9 million plus the add-back of non-cash depreciation and amortization expenses of a combined $4.6 million and the add back of the write-down of impaired investment of $0.1 million.  Inventory was reduced in 2004 due to sale of more quantities of chemical products and reduced production time on the Pfizer contract.  2004's lower level of accounts receivable reflects a change in the invoice timing of a significant informatics contract compared to 2003.  Depreciation commenced early in 2004 upon the completion and fit-out of our U.K. laboratory leading to the higher levels compared to prior years.  Amortization for 2004 included $0.9 million for the write-down of the carrying value of our ChemCoreRIO software asset to its expected net realizable value.  Operating funds in 2004 were used to reduce accounts payable and accrued expenses by $0.5 million.

Net cash used by operating activities in 2003 was $1.2 million.  Sources of operating funds for 2003 were net income of $2.1 million, net collections of accounts receivable of $0.2 million, changes in net deferred tax position of $2.7 million, additions to accounts payable & accrued expenses of $1.7 million, increased deferred revenue of $1.8 million plus the add-back of non-cash depreciation and amortization expenses of a combined $3.7 million and the add-back of write-down of impaired investment of $0.3 million.  Uses of operating funds in 2003 were increases to inventory of $5.4 million (includes approximately $3.0 million of product awaiting shipment to Pfizer) and an increase in prepaid expenses of $0.5 million.  In addition, we excluded the effect of gains on sales of shares of Arena Pharmaceuticals of $6.7 million and the appreciation in our foreign currency forward contracts of $0.9 million.  Depreciation expense has grown over the past two years as a result of our capital investments in the Tripos Discovery Research laboratories.   Inventory levels peaked in 2003 related to our delivery commitments to Pfizer.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing Activities.  Net cash utilized in investing activities during 2005 was $7.3 million.  During 2005 we acquired Optive Research, consuming cash of $4.8 million, made new investments in equipment of $1.3 million, and invested in new informatics product development totaling $1.7 million.  We also made additional investments in the A.M. Pappas Life Science II fund of $0.3 million.  We received $0.7 million from the sale of marketable securities.

Net cash utilized in investing activities in 2004 was $1.0 million.  During 2004 we invested $0.5 million in the completion of our U.K. chemistry facility along with computer equipment for our discovery informatics area.  Also in 2004 we invested an additional $0.3 million in the A.M. Pappas Life Science II fund plus $0.6 million in new informatics product development.  We realized proceeds of $0.4 million from the sales of marketable securities and equipment.

Investing activities in 2003 utilized a net of $1.7 million.  We spent $5.3 million on our U.K. laboratory facility building and equipment along with $1.3 million for the development of our ChemCoreRIO software technology.  These expenditures were substantially funded by the $8.8 million of proceeds from the sale of shares in Arena Pharmaceuticals.  As of December 31, 2003, we had 31,000 shares (market value of $192,000) of Arena remaining.  Additionally, we made investments in A.M. Pappas Life Science II fund of $0.4 million in 2003, however, we took a combined write-down of our investment in the Life Science II fund and Signase, Inc. of $0.2 million as discussed in Notes 18 and 21 below.

Financing Activities.  Net cash provided by financing activities in 2005 was $5.1 million, consisting of proceeds from the issuance of long-term debt and capital leases of $5.7 million, borrowings on the revolving line of credit of $18.1 million and proceeds from stock options and stock purchase plans of $0.3 million.  During 2005 we made payments on long-term debt and capital leases of $19.1 million.  Included in the proceeds from issuance of long-term debt is $3.5 million related to a promissory note we issued to fund the acquisition of Optive Research.  The remaining proceeds were obtained from new financing.

Net cash utilized in financing activities during 2004 was $9.6 million.  During 2004 we obtained access to cash by drawing a total of $8.4 million from our line of credit and by issuing shares from our stock plans for $0.9 million.  We made payments totaling $18.9 million on debt and capital leases resulting in net cash used from financing activities of $9.6 million for 2004.

Financing activities yielded a net $4.2 million of cash in 2003.  Our outstanding borrowings on bank lines of credit increased by a net $5.3 million.  Payments on capital leases were $1.5 million.  We also received $0.4 million from shares issued under employee stock plans.

We financed equipment and fixtures acquisitions at our chemistry laboratory through capital leases of $2.0 million, $3.7 million and $5.4 million in 2005, 2004 and 2003, respectively.  In 2005, new equipment of $59,000 was acquired through capital lease financing.  The balance of 2005 represented sale-leaseback transactions involving previously acquired equipment.

Over the next 12 to 18 months, we may be asked to fund the remainder of our investment commitment ($0.4 million) to the A.M. Pappas Life Science II Fund.

In April 2005, the company and LaSalle Bank executed an amendment to the existing credit facility that increased the revolving credit portion of the facility by $0.5 million to $6.5 million and provided for a maturity date of April 18, 2006 of the credit facility portion.  Also, the maturity date on the mortgage portion of the facility was extended from December 2005 to April 2008.  The credit facility required us to meet certain financial covenants, including minimum debt service coverage, minimum shareholders' equity, maximum capital expenditure (excluding the chemistry laboratory expansion) and an annual clean-down period of 30 consecutive days in which no borrowings are outstanding on the revolving credit facility.  At December 31, 2005, we had borrowings outstanding of $4.4 million on the line of credit that were included in short-term debt.

At December 31, 2005 we were not in compliance with certain covenants of our revolving credit facility, including the minimum debt service coverage and minimum shareholders' equity. We obtained waivers from LaSalle Bank for the period ending December 31, 2005.  LaSalle Bank has provided the Company with a commitment to extend this facility to January 01, 2007, decrease its commitment to $6 million, eliminate the annual clean-down requirement, implement a borrowing base on 85% domestic and insured foreign accounts receivable plus $1.8 million of excess equity in U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 We are currently in the process of documenting this amendment and extension, which we expect will be concluded promptly.We expect to fund prospective operating needs and capital expenditures through cash from operations and other resources that become available to us.  We believe that with our cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank under the amendment described above and future extensions which we intend to pursue prior to the January 1, 2007 maturity, incremental capital leases, and potential other capital sources, if any, we will be able to meet our liquidity and capital expenditure requirements for at least the next twelve months.  Although we have taken steps intended to better align our operating costs to our expected revenues as a result of the completion of our four year Pfizer contract, our working capital could be adversely affected if we are not entirely successful in these efforts.  However, we expect that our capital expenditure requirements will be substantially lower than in recent years due to the completion of our chemistry laboratory expansion.  See Note 22 of the Notes to Consolidated Financial Statements for a discussion of our credit facilities.

 Despite current capital markets uncertainties, we believe that it may be prudent for us to seek additional financing to support our objectives to enhance product development, expand existing markets and enter new markets, enhance our capital base for other purposes, and diversify our working capital resources beyond those provided by LaSalle Bank.  In making decisions regarding access to additional capital, we would consider the availability and terms of financing alternatives, and the expected financial impact of any financing, including any near-term dilutive impact, that we might incur in pursuit of our objective to maintain financial flexibility to support planned and opportunistic growth of our business and the ongoing consideration of our strategic objectives.  Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead.  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted FAS 151 for the fiscal year beginning January 1, 2006 and are estimating $900,000 to $1.0 million of idle facility costs in 2006 which will be recorded as current period costs in general and administrative expenses.  The upcoming adoption of FAS 151 coincides with the generation of excess plant capacity resulting from the completion of the Pfizer contract in December 2005

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005.  At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R).  Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year.  As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006. Based upon information available we are expecting net income to be reduced by approximately $570,000 in 2006 related to additional non-cash compensation expense for outstanding stock options and issuances under our Employee Stock Purchase Plan using the modified prospective application.

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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155").  FAS 155 addresses the following: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  We are currently evaluating the requirements of FAS 155, but do not expect that the adoption will have a material effect on our financial statements.

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

Section 401 of the Act requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships.  For the periods ending December 31, 2005 and 2004, Tripos had no off-balance sheet transactions or arrangements other than ordinary operating leases that are further discussed in Note 8 of Tripos' consolidated financial statements contained in this Form 10-K

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The table that follows summarizes existing contractual obligations by type:

(000's omitted)	Payments due by period *
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank debt:
Line of credit	$4,734	$4,734	$ --	$ --	$ --
Mortgage loan	4,197	444	3,753	--	--
Subordinated debt	4,273	906	3,232	135	--
Capital lease obligations	4,480	2,956	1,524	--	--
Operating leases	2,482	748	868	557	309
Purchase obligations +	143	143	--	--	--
Total	$20,309	$9,931	$9,377	$692	$309

* Interest rates on the floating rate long-term debt (line of credit) are assumed to be constant for the purposes of this table.  For this table, we have assumed that $4,400,000 of the revolving credit facility is outstanding throughout 2006 and that would generate an interest payable of $334,000 at a constant rate of 7.5%.  For the mortgage loan we have assumed an interest rate of 6.3% until maturity in April 2008.  The subordinated debt represents scheduled payments through completion on January 1, 2009 at a fixed rate of 11.4%.

+ Purchase Obligations represent commitments for material capital expenditures (building and equipment) related to our chemistry laboratory at Tripos Receptor Research.

Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates.  To date, interest rate exposure has not resulted in a material impact.   During 2003, 2004 and 2005, the Company did experience a significant impact from foreign exchange.  The costs to perform the custom design and synthesis contract with Pfizer are incurred in British pounds sterling while we are compensated in U.S. dollars for much of the work.  As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound.  Part of this effect was offset through foreign currency forward contracts whose gains were recorded in "Other Income".

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although from 2003 through 2005, these currencies have shown more significant variation.  Assets outside the United States subject to currency fluctuation are located in England, Germany and France.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.  The assets in foreign subsidiaries most susceptible to exchange rate variances were as follows:  US dollar/UK pound balances 2005 $13.0 million, 2004 $12.2 million and US dollar/Euro balances 2005 $3.0 million, 2004 $2.3 million, respectively.  The potential reduction in fair value resulting from a hypothetical 10% adverse change in US dollar/UK pound currency exchange rates would be approximately $1.3 million and $1.2 million at December 31, 2005 and 2004, respectively, while the same 10% adverse movement in the US dollar/Euro rates would be approximately, $300,000 and $230,000 for 2005 and 2004 year-ends, respectively.  Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan.  We monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and may, at times, endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets
In thousands (except per share amounts)	December 31,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$6,241	$ 4,171
Marketable securities	--	341
Accounts receivable, less allowance for doubtful accounts
of $190 in 2005 and $246 in 2004	11,219	15,666
Inventory	5,155	12,007
Deferred income taxes	--	29
Prepaid expenses	4,386	5,603
Total current assets	27,001	37,817
Property and equipment, less accumulated depreciation	26,789	30,672
Capitalized development costs, net of accumulated amortization
of $2,515 in 2005 and $933 in 2004	2,291	2,159
Goodwill	5,255	965
Intangible assets, less accumulated amortization	3,554	90
Investments recorded at cost	1,695	1,397
Deferred income taxes	231	--
Other, net	--	22
Total assets	$66,816	$ 73,122

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$ 5,241	$ 4,514
Current portion of capital leases	2,741	3,689
Accounts payable	1,219	1,796
Accrued expenses	4,970	8,950
Deferred revenue	15,898	21,945
Total current liabilities	30,069	40,894

Long-term portion of capital leases	1,343	2,653
Long-term debt	5,891	--
Deferred income taxes	--	1,709

Shareholders' equity
Common stock, $.01 par value; authorized 20,000 shares; issued
and outstanding 10,190 shares in 2005 and 9,359 shares in 2004	102	94
Additional paid-in capital	41,846	37,394
Retained earnings (deficit)	(12,377)	(8,089)
Other comprehensive income (deficit)	(58)	(1,533)
Total shareholders' equity	29,513	27,866
Total liabilities and shareholders' equity	$66,816	$ 73,122

See notes to consolidated financial statements

Consolidated Statements of Operations
In thousands, except per share amounts
	Year ended	Year ended	Year ended
	December 31, 2005	December 31, 2004	December 31, 2003

Net sales:
Discovery informatics products & support	$ 24,857	$ 24,639	$ 23,702
Discovery informatics services	3,076	4,005	3,241
Discovery research products & services	27,440	36,004	26,245
Hardware	48	131	960
Total net sales	55,421	64,779	54,148
Cost of sales:
Discovery informatics products & support	6,220	5,280	3,949
Discovery informatics services	2,320	2,911	3,588
Discovery research products & services	20,761	24,455	17,879
Hardware	41	106	824
Total cost of sales	29,342	32,752	26,240
Gross profit	26,079	32,027	27,908
Operating expenses:
Sales and marketing	10,666	12,560	13,195
Research and development	10,866	9,294	12,917
General and administrative	7,696	7,771	7,241
Restructuring charge	861	--	--
Total operating expenses	30,089	29,625	33,353
Income (loss) from operations	(4,010)	2,402	(5,445)
Interest income	130	127	208
Interest expense	(1,668)	(1,116)	(516)
Gain on sale of marketable securities, net	545	144	6,659
Unrealized loss on unconsolidated investments	(204)	(58)	(260)
Other income (expense), net	(1,151)	743	3,023
Income (loss) before income taxes	(6,358)	2,242	3,669
Income tax expense (benefit)	(2,070)	2,010	1,569
Net income (loss)	$ (4,288)	$ 232	$ 2,100

Basic earnings (loss) per share	$(0.42)	$0.03	$0.23
Basic weighted average number of shares	10,096	9,206	8,949
Diluted earnings (loss) per share	$(0.42)	$0.02	$0.23
Diluted weighted average number of shares	10,096	9,357	9,333

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
In thousands	Year ended	Year ended	Year ended
	December 31, 2005	December 31, 2004	December 31, 2003

Operating activities:
Net income (loss)	$ (4,288)	$ 232	$ 2,100
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,099	3,450	3,161
Amortization of capitalized development costs and other intangible assets	2,140	1,137	493
Amortization of debt discount	55	--	--
Depreciation (appreciation) in foreign currency hedge instruments	--	925	(941)
Gain from the sale of marketable securities	(545)	(144)	(6,659)
Write-down of impaired investment	204	58	260
Impairment charge on building	861	--	--
Loss (gain) on retirement of assets	25	(21)	--
Deferred income taxes	(1,911)	550	2,653
Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	3,547	2,134	192
Inventories	5,691	1,780	(5,426)
Prepaid expenses and other current assets	(70)	537	(494)
Accounts payable and accrued expenses	(2,151)	(505)	1,668
Deferred revenue	(4,050)	3,149	1,824
Net cash provided by (used in) operating activities	4,607	13,282	(1,169)
Investing activities:
Purchases of property and equipment	(1,299)	(475)	(5,345)
Proceeds from the sale of equipment	22	168	--
Capitalized development costs	(1,715)	(639)	(1,272)
Proceeds from the sale of marketable securities	731	196	8,798
Acquisition of business, net of cash received	(4,753)	--	--
Other, including investments in unconsolidated affiliates	(311)	(286)	(414)
Net cash provided by (used in) investing activities	(7,325)	(1,036)	1,767
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	331	941	426
Borrowings under revolving line of credit	18,130	8,370	19,030
Proceeds from issuance of long-term debt and capital leases	5,684	--	--
Payments on long-term debt and capital lease obligations	(19,079)	(18,947)	(15,230)
Net cash provided by (used in) financing activities	5,066	(9,636)	4,226
Effect of foreign exchange rate changes on cash and cash equivalents	(278)	(1,384)	(3,740)
Net increase in cash and cash equivalents	2,070	1,226	1,084
Cash and cash equivalents at beginning of year	4,171	2,945	1,861
Cash and cash equivalents at end of year	$ 6,241	$ 4,171	$ 2,945

Certain reclassifications have been made to prior years' amounts to conform with current year presentation

See notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information

Information about non-cash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Amounts in thousands)	Twelve Months Ended
	12-31-2005	12-31-2004	12-31-2003
Non-cash investing activities
Increase (decrease) in fair value of marketable securities, net of tax effect	$ 53	$ 97	$ 335

Purchase of new equipment through capital lease financing	59	3,689	5,418

In January 2005, the Company acquired Optive Research, Inc. for $4,770 in cash, 600 shares of the Company's common stock valued at $3,200 and direct costs of the acquisition.  The related assets and liabilities at the acquisition date were as follows (amounts in thousands):

Cash	$ 647
Accounts receivable	809
Prepaids & other	30
Equipment, net	40
Intangible assets	3,940
Goodwill	4,308
Total assets acquired	9,774

Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)
Common stock issued to sellers	(3,200)

Cash paid	$ 5,400
Consolidated Statements of Shareholders' Equity

In thousands

			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2002	8,889	89	36,032	(10,421)	4,624	30,324
Stock issued under stock purchase plan	105	1	747	--	--	748
Stock issued under stock option plan	46	--	124	--	--	124
Stock issued under director compensation plan	6	--	43	--	--	43
Valuation allowance on tax benefit from exercised stock options	--	--	(489)	--	--	(489)
Comprehensive income, net of tax:					--
Translation adjustment	--	--	--	--	(2,067)	(2,067)
Unrealized gain on securities:
Unrealized holding gains	--	--	--	--	8	8
Less: reclassification for gains included in net income	--	--	--	--	(3,797)	(3,797)
Net income	--	--	--	2,100	--	2,100
Total comprehensive loss						(3,756)
Balance at December 31, 2003	9,046	90	36,457	(8,321)	(1,232)	26,994
Stock issued under stock purchase plan	94	1	484	--	--	485
Stock issued under stock option plan	214	3	427	--	--	430
Stock issued under director compensation plan	5	--	26	--	--	26
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(314)	(314)
Unrealized gain (loss) on securities:
Unrealized holding gains	--	--	--	--	96	96
Less: reclassification for Gains included in net income	--	--	--	--	(83)	(83)
Net income	--	--	--	232	--	232
Total comprehensive loss						(69)
Balance at December 31, 2004	9,359	94	37,394	(8,089)	(1,533)	27,866
Stock issued under stock purchase plan	89	1	278	--	--	279
Stock issued under stock option plan	20	--	14	--	--	14
Stock issued under director Compensation plan	10	--	38	--	--	38
Stock issued in acquisition:
to Optive shareholders	600	6	3,194	--	--	3,200
to new investors	112	1	928	--	--	929
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	1,571	1,571
Unrealized gain (loss) on securities:
Reclassification for gains included in net income	--	--	--	--	(96)	(96)
Net loss	--	--	--	(4,288)	--	(4,288)
Total comprehensive loss						(2,813)
Balance at December 31, 2005	10,190	$ 102	$ 41,846	$ (12,377)	$ (58)	$ 29,513

See notes to consolidated financial statements

Notes to Consolidated Financial Statements December 31, 2005

In thousands, except per share data

________________________________________________________________________________________________

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization.  We deliver chemistry products and services, software products and services along with analytical services that advance customers' creativity and productivity in pharmaceutical, biotechnology and related life sciences research enterprises worldwide.  A substantial portion of our business is conducted with pharmaceutical companies.  During 2005, 46% of our revenue came from our relationships with Pfizer, Inc. while in 2004, 54% and in 2003, 52%, of our global revenue was from Pfizer.  Our four-year file enrichment project with Pfizer was completed during the fourth quarter of 2005.

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of Tripos and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  Investments in affiliates, owned more than 20%, but not in excess of 50%, are recorded on the equity method.  Investments in unconsolidated affiliates less than 20% owned are accounted for under the cost method, except for those investments classified as marketable securities.  Our ownership in un-consolidated affiliates is at or below 2% owned at December 31, 2005.

Cash and Cash Equivalents are highly liquid investments with maturities of three months or less from the date purchased.

Marketable Securities consist of investments in equity securities of unconsolidated affiliates that are held as available-for-sale and foreign currency exchange contracts that do not qualify for hedge accounting.  We account for securities that can be sold within the next 12 months as marketable securities.  Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes.  Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold.  See Note 9 "Financial Instruments" for a further discussion of foreign currency exchange instruments.  During the first and second quarters of 2005 we sold our remaining shares of NuVasive, Inc.  We had no marketable securities at December 31, 2005.  Marketable securities at December 31, 2004 consisted of 33 shares of NuVasive, Inc. which had a market value of $341.  Other Comprehensive Income at December 31, 2005 and 2004 included an accumulated unrealized after-tax gain of $0 and $96, respectively, as calculated on an average cost per share basis.

Investments Recorded at Cost consist of investments in common stock and limited partnerships that are accounted for under the cost method as permitted under Accounting Principles Board Opinion No. 18.

Accounts Receivable includes current outstanding invoices billed to customers.  Invoices are typically issued with Net 30-day terms upon shipment of product or upon achievement of billable events for service-based contracts.  Our bad debt experience from uncollectible accounts has historically been immaterial.  As a result, we provide a reserve for bad debts on a specific account basis if and when customer payment problems arise.

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

Similarly, we capitalize the costs of LeadDiscovery packages once we achieve validation and are reasonably assured of the success of the underlying chemistry.  After this point we capture the costs of labor, chemicals and screening activity into work in process inventory.  Should a LeadDiscovery library not reach its full potential as a standalone offering, we can utilize the products within discovery research contracts for customers or in our LeadQuest compound library.

Inventory amounts shown in the Consolidated Balance Sheet are net of an obsolescence reserve.  In calculating the reserve for inventory held for sale, the age and sales trends of each category in the inventory are taken into account to determine the net realizable value.  Any shortfall between the carrying cost of the inventory and

1.  Description of Business and Summary of Significant Accounting Policies (continued)

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

Property and Equipment are stated at cost.  Depreciation is computed by applying an accelerated method over the estimated useful lives of the assets, which range from five to ten years for equipment and furniture, twenty-five to thirty-nine years for buildings, the shorter of the useful life of the improvement or the life of the related lease term for leasehold improvements, and three years for purchased software.  We seek to match the book useful life of our assets to their expected productive lives.  Assets deemed to be impaired or no longer productive, are written down to their net realizable value.

Capitalized interest.  The interest cost associated with major development and construction projects is capitalized and included in the cost of the project or asset.  Capitalization of interest ceases when the project is substantially complete.  Capitalized interest for 2005, 2004 and 2003 was $0, $39 and $257, respectively.

Development Costs primarily consist of software development costs related to new products that are capitalized after the establishment of technological feasibility (working model) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86.  During 2005, 2004 and 2003 capitalized costs were $1,715, $639 and $1,272, respectively related to development work on our Benchware Notebook, Benchware Dock and GALAHAD products in 2004 and 2005.  For 2003, capitalized costs related to a laboratory research and inventory support system, ChemCore RIO, to be marketed to external customers.  Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product.  Currently, we use an estimated economic life of three to five years for all capitalized software development costs.  We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product.  Any excess is written off.  During the fourth quarter of 2005 and 2004 we wrote down one of our capitalized products, ChemCore RIO, by $1,313 and $890, respectively, to properly reflect the current net realizable value of the product based upon the change in target market customer base.  This software product remains valuable to the company for future projects, but is not currently projected to generate revenue in the near term.  For 2005, 2004 and 2003, amortization of software developed for sale was $270, $6 and $258, respectively.  At times, we capitalize development costs attributable to internal use software in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Amortization of internal use software is over the estimated useful life or three years, which ever is less.  During 2004 we wrote off the cost and accumulated amortization for fully amortized capitalized software assets for internal use in the amount of $544.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the cost of the net assets acquired in acquisitions over their fair value.  Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of annual evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value.  If it is determined that the carrying value exceeds the fair value, we would recognize an impairment loss in earnings at that time.  Other identifiable intangible assets with finite lives, such as patents and software products acquired in an acquisition, are amortized on a straight-line basis over their estimated lives as follows:  acquired software 5 to 20 years; non-compete agreements 2 to 4 years; and trademarks and patents 10 to 17 years.  See Note 12 "Goodwill and Other Intangible Assets" for further discussion.

Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset.  During the fourth quarter of 2005, we completed our four-year $90 million file enrichment contract with Pfizer.  At that time, we reviewed the carrying values

1.  Description of Business and Summary of Significant Accounting Policies (continued)

of our long-lived assets related to our discovery research business in the UK and determined that a temporary laboratory building was no longer required and thus impaired.  We recorded an impairment loss related to this building in the amount of $861K, equating to its net book value.  This charge is reflected in the Restructuring line on our Consolidated Statements of Operations.

Foreign Currency Translation.  The local foreign currency is the functional currency for each of our foreign operations.  Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date.  Revenues and expenses are translated at the average exchange rates prevailing during the period.  Adjustments resulting from translation are reported as a separate component of shareholders' equity.  Net gains and losses from foreign currency transactions were significant during 2005, 2004 and 2003 due to fluctuations in the exchange rate between the U.S. dollar and the Euro and Great Britain pound.  We hedged a portion of our exposure and recorded the gains and losses from this activity in other income (expense), as they did not qualify for hedge accounting under FAS 133.

Derivative Instruments.  The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value.  We enter into derivative contracts, principally currency hedges, to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions.  Additionally, we have previously entered interest rate swap contracts that effectively convert portions of our floating rate debt to a fixed rate and therefore mitigate interest rate risk.  No interest rate swaps were outstanding as of December 31, 2005.  We do not attempt to speculate on the direction of currency rates nor interest rates.  See Note 9 for a further discussion of Financial Instruments.

Warranty.  We warrant our application software products to perform in accordance with written user documentation and the agreements negotiated with our customers.  Since we do not customize our applications software, warranty costs are insignificant and expensed as incurred.

Income Taxes  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  In accordance with FAS No. 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority.  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards.  Deferred taxes do not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts have been deemed to be permanently invested.  Estimating the deferred tax position on these amounts is not practical.

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

We allocate revenues from perpetual software arrangements involving multiple elements to each element based on the relative fair values as determined by the VSOE for each element.  We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.  We have analyzed all of the elements included in our multiple-

1.  Description of Business and Summary of Significant Accounting Policies (continued)

element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support services, and training.  We sell training separately and have established VSOE on this basis.  VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price.  Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

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

     Discovery Informatics Services

Discovery Informatics Services (DIS) represent contracts for the development of packaged Tripos software and/or for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects).  Technological feasibility exists on these software arrangements as they normally leverage our existing products or techniques.  These arrangements typically include installation at the customer's site.  We account for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

In applying the provisions of SOP 81-1 the percentage of completion is utilized.  For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer.  For contracts without distinct milestones, we measure progress using the cost-to-cost method (cumulative costs as a percentage of total expected costs to complete), which approximates progress towards completion.  When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period that the loss becomes evident.

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

     Discovery Research Products and Services

Discovery research sales include:  (1) sales of chemical compounds from inventory, (2) sales of compounds with associated exclusive intellectual property, (3) long-term contracts to design and produce chemical compounds to customer specifications, or (4) contracts to perform discovery research activities.

We recognize revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point to the customer.  This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 104 issued by the U.S. Securities and Exchange Commission ("SEC").  For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds.  A purchase order may also be received as confirmation.  As stated above, revenue is not recognized until the compounds have been shipped to the customer.  The selling price for compounds is fixed according to the terms of the contract or customer's purchase order.  Payment terms for chemical compound transactions are Net 30 days.  We have experienced very few bad debts arising from these product transactions; as a result, collectibility is reasonably assured.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications are recorded using the percentage of completion method as the finished goods are delivered (under the units of delivery method).  The contract costs related to delivered compounds are recorded to cost of sales as the

1.  Description of Business and Summary of Significant Accounting Policies (continued)

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

An access fee for our LeadDiscovery programs is recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  Should the customer decide to retain exclusive rights to promising compounds in the selection, an additional fee is required.  Customers may engage Tripos for discovery research services to further refine the lead compound for additional fees.

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

Stock-Based Compensation.  At December 31, 2005, Tripos had the stock-based employee compensation plans described in Note 24.  We account for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations.  Under APB 25, generally no compensation expense is recognized because the exercise price of the options equal the fair value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.  Our stock option plans have fixed stock option awards (grants) that vest over a period of four years (pro-rata).  The impact shown below reflects the proforma expense method of applying SFAS No. 123.

	2005	2004	2003
Net income (loss) allocable to common shareholders as reported	$ (4,288)	$ 232	$ 2,100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	833	1,346	1,823
Pro forma net income (loss) allocable to common shareholders	$ (5,121)	$ (1,114)	$ 277

Pro forma earnings (loss) per share:
Basic - as reported	$(0.42)	$0.03	$0.23
Basic - pro forma	$(0.51)	$(0.12)	$0.03
Diluted - as reported	$(0.42)	$0.02	$0.23
Diluted - pro forma	$(0.51)	$(0.12)	$0.03

Earnings (Loss) Per Common and Dilutive Share.  Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period.  Potential dilutive common shares may consist of outstanding stock options and warrants.  See Note 14 for additional information regarding earnings per share.

Reclassifications.  Certain reclassifications have been made to prior years' balances to conform with the current year presentation.

1.  Description of Business and Summary of Significant Accounting Policies (continued)

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

The components of accumulated other comprehensive income, net of related tax, at December 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Foreign currency translation adjustments	$ (58)	$ (1,629)
Unrealized gains on marketable securities	--	96
Accumulated other comprehensive income	$ (58)	$ (1,533)

New Accounting Pronouncements.  In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead.  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We have adopted FAS 151 for the fiscal year beginning January 1, 2006 and are estimating $900,000 to $1.0 million of idle facility costs in 2006 which will be recorded as current period costs in general and administrative expenses.  The upcoming adoption of FAS 151 coincides with the generation of excess plant capacity resulting from the completion of the Pfizer contract in December 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which revises and replaces SFAS No. 123, "Accounting for Stock-Based Payment" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations.  The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005.  At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R).  Subsequently, the Commission delayed the implementation dates for Statement 123R to the start of a Company's fiscal year.  As a result, we will be required to comply with the provisions of FAS 123R beginning January 1, 2006.  Based upon information available we are expecting net income to be reduced by approximately $570 in 2006 related to additional compensation expense for outstanding stock options and issuances under our Employee Stock Purchase Plan using the modified prospective application.

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

In May 2005, the FASB issued FASB Staff Position No. EITF 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation" ("FSP EITF 00-19-1").  FSP EITF00-19-1 provides guidance on how to assess whether an issuer has the ability to control the form of settlement for options and share

1.  Description of Business and Summary of Significant Accounting Policies (continued)

rights originally issued as employee compensation.  When these options and shares originally issued as employee compensation can only be settled by delivering registered shares, then FSP EITF 00-19-1 nullifies the provisions of EITF 00-19 that require the assumption of cash settlement and thus classified as an asset or liability.  The terms of such instruments are to be evaluated using paragraph 34 of FAS 123R to determine whether they should be recorded as equity or liabilities.  The guidance in FPS EITF 00-19-1 is applied in accordance with the effective date and transition provisions of FAS 123R.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155").  FAS 155 addresses the following: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  We are currently evaluating the requirements of FAS 155, but do not expect that the adoption will have a material effect on our financial statements.

________________________________________________________________________________________________

2.  Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age.  Employees may contribute to the plan up to 50% of their compensation, which is further limited by law. In addition, employees who reached the age of 50 during the calendar year 2005 are eligible to make an additional catch up contribution in the amount of $4,000, subject to income limitations.  We match employee contributions for an amount up to 50% of the employee's deferral limited to the first 6% of each employee's compensation.  Contributions made by the Company were $357 in 2005, $351 in 2004, and $378 in 2003.

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

________________________________________________________________________________________________

4.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:

	2005	2004
Payroll related (including accrued bonus)	$ 1,487	$ 2,200
Income taxes payable	222	365
Property and equipment accruals	143	1,503
Product royalties and distributor fees	1,515	2,240
Cost of sales outsourcing	--	671
Legal & professional accruals	526	532
Local sales and VAT taxes	61	249
Other	1,016	1,190
	$ 4,970	$ 8,950

_______________________________________________________________________________________________

5.  Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion for LeadQuest, LeadDiscovery and customer-specific chemistry research projects.  Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market.  Compounds that are acquired from third parties are also carried at the lower of cost or market.  In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible chemical degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values.  If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken.  A portion of the inventory is used in discovery research projects.  Depreciation of this portion of the inventory is recorded in the reserve for obsolescence over its 10-year expected useful life.  Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts.  Inventory balances at December 31 are:

	2005	2004
Raw materials	$ 1,763	$ 2,124
Work in process	3,339	6,594
Finished goods	3,217	6,815
Reserve for obsolescence	(3,164)	(3,526)
Total Inventory	$ 5,155	$ 12,007
Costs of discovery research projects included in
Work in Process and Finished Goods above	$ 534	$ 7,468

________________________________________________________________________________________________

6.  Property and Equipment

Property and equipment at the end of each year are summarized below:

	2005	2004
Computer equipment	$ 4,731	$ 4,766
Furniture & laboratory equipment	15,872	15,248
Purchased software for internal use	1,810	1,647
Land	1,591	1,591
Leasehold improvements	129	129
Buildings	21,629	21,485
	45,762	44,866
Less accumulated depreciation	(18,973)	(14,194)
Net property and equipment	26,789	30,672

________________________________________________________________________________________________

7.  Other Income, Net

Other Income, Net consists of the following at the end of each year:

	2005	2004	2003
Foreign currency gain (loss)	$ (1,121)	$ 552	$ 3,094
Gain (loss) on sale of assets	(26)	15	(7)
Miscellaneous	(4)	176	(64)
	$ (1,151)	$ 743	$ 3,023

________________________________________________________________________________________________

8.  Lease Obligations

We lease certain office facilities and equipment under noncancelable operating and capital leases with terms from one to ten years.  The capital leases specifically pertain to the acquisition or financing of certain laboratory and computer equipment totaling $11,297.  In June 2005, we sold certain equipment at our research laboratory and leased the equipment back under a three-year capital financing lease.  The proceeds received of $2.0 million were equal to the net book value of the equipment, resulting in no gain or loss on the transaction, and were recorded as a capital lease liability.  The equipment is still actively utilized in our operations, remains on our books and continues to be depreciated.  Quarterly payments go to reduce the capital lease liability.  The total accumulated amortization associated with equipment under capital leases was approximately $7,310 and $3,846 at December 31, 2005 and 2004, respectively.  The related amortization expense is included in depreciation expense.  Rent expense under the operating leases was $1,081, $1,118 and $871 in 2005, 2004, and 2003, respectively.  Noncancelable future minimum lease commitments as of December 31, 2005 are:

Year

	Operating Leases	Capital Leases
2006	$ 748	$ 2,956
2007	544	1,149
2008	324	375
2009	283	--
2010	274	--
Thereafter	309	--
Total payments	$ 2,482	4,480
Less amount representing interest		(396)
Noncancelable future minimum lease payments		$ 4,084

Includes the current portion of capital lease obligations of $2,741

Included in the capital lease future minimum lease commitments are payments of $749 in 2006 and 2007 and $375 in 2008 related to the sale leaseback described above.

________________________________________________________________________________________________

9.  Financial Instruments

Periodically, we enter into foreign currency hedge transactions to protect us from unfavorable changes in the exchange rate of currencies on certain customer contracts.  For transactions qualifying as effective hedges, as determined using either the dollar offset method or regression methods, we record these foreign exchange contracts at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in accumulated other comprehensive income.  These gains or losses are recognized in income in the period in which the transactions being hedged are recognized.  To the extent any contract is not considered to be perfectly effective in offsetting the change in fair value of the hedged transaction, the ineffective portion of the contract is immediately recognized in income.

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

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates.  Gains and losses on foreign currency exchange contracts are included in other income (expense) net.  The counter-party to these foreign currency hedge contracts is LaSalle N.A.  At December 31, 2005 and 2004 there were no foreign currency future contracts in place.

________________________________________________________________________________________________

10. Grants

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR"), were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall.  The U.K.'s Department of Trade and Industry ("DTI") awarded GBP2,400 based on the creation of jobs in the region and capital investment.  Additionally, the South West of England Regional Development Agency awarded GBP1,300 tied to costs to construct the laboratory.  At December 31, 2002, TDR had met all criteria for the first installment of the DTI grant and was approved to receive a payment of GBP550 that was recorded in 2002.  Approximately GBP99 of the payment was attributed to the reduction of expenses while the remainder was treated as a reduction in the cost of capital expenditures.  During 2003, TDR achieved multiple thresholds under the South West of England Regional Development Agency grant and made claims of GBP1,300 which were recorded as reductions in the amounts of capital expenditures.  In 2004, the second installment of the DTI grant was approved and a payment was received for GBP990.  Approximately GBP205 of the payment was attributed to reduction in expenses while the remaining GBP785 was recorded as a reduction of our capital expenditures.  At December 31, 2004, GBP860 remained to be awarded if certain criteria are met.  During 2005 we did not meet the criteria to receive additional grant funding.  The grant from the DTI expires on December 31, 2006 if not claimed.  Additionally, for a period of up to 24 months after our last draw under the grant programs, we are obligated to repay portions or all of the grant money received if we eliminate jobs or exit the property.  On December 19, 2005, we issued a press release announcing that that we intended to streamline our Discovery Research business and initiated a 30-day consultation period with employees mandated by U.K. law when job losses are expected to be in the range of 20 to 99 positions.  Calculation of any amounts repayable to the U.K. government are based on employee staffing levels at December 31, 2006. The Company is not able to estimate any potential liability at this time as staffing levels may continue to fluctuate.  See additional discussion under Note 26, "Subsequent Event" and Note 25 "Contingent Liability."

In early 2005, Tripos was awarded an $850 phase II Small Business Innovation Research (SBIR) grant from the U.S. National Institutes of Health (NIH).  The two-year grant will help fund creation of a full-scale library design system.  Based on topomer technology, this proprietary system will have the capacity to search more than one million times the number of structures previously possible, providing a richer universe of synthetic chemistries.  Scientists will be able to extend their knowledge of similar molecules, resulting in improved success rates for all stages of drug discovery.  This system which will initially be used at the Company's own chemistry laboratory in the U.K., also has the potential to be licensed to other drug discovery research operations under the appropriate technology transfer agreements.  As of December 31, 2005, the Company had recorded $387 of grant funding as revenue and a corresponding amount has been reclassified from R&D expenses to cost of sales, representing staff time spent on the project.

________________________________________________________________________________________________

11.  Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms range from one to five years.  The typical term of the contracts is three years.  Revenue from these time-based license arrangements is recognized ratably over the agreed term.  The following table shows the amount of future revenues to be recognized from these non-cancelable arrangements as of December 31, 2005.

Revenues to be recognized in:	Amount
2006	$ 15,701
2007	6,866
2008	949
2009 & Thereafter	80
Total	$ 23,596

Tripos is typically paid annually under these contracts.  Shown below are the amounts to be billed under these contracts subsequent to December 31, 2005 (amounts not included in the accompanying balance sheets at December 31, 2005).

Amounts to be billed in:	Amount
2006	$ 7,926
2006	2,444
2007	92
Total	$ 10,462

______________________________________________________________________________________________

12.  Goodwill and Other Intangible Assets

At December 31, 2005 and December 31, 2004, the Company had the following intangible asset balances:

	December 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$3,590	$382	$ --	$ --
Non-compete agreements	350	92	--	--
Patents and trademarks	192	104	183	93
Total	$ 4,132	$578	$ 183	$ 93

Amortized intangible assets have the following weighted average useful lives as of December 31, 2005: acquired software - 14.4 years; non-compete agreements - 3.9 years; patents and trademarks - 16.7 years; and intangible assets in total - 13.6 years.

Amortization expense was approximately $485 and $10 for the years ended December 31, 2005 and 2004, respectively.  Estimated annual amortization expense for the next 5 years is: 2006 - $486; 2007 - $476; 2008 - $475; 2009 - $391 and 2010 - $9.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2004	$ --	$ 965	$ 965
Acquisition of Optive Research, Inc.	4,308	--	4,308
Foreign currency translation adjustments	--	(18)	(18)
Balance at December 31, 2005	$ 4,308	$ 947	$ 5,255

The goodwill amounts shown above are not tax deductible.

In accordance with the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", the Company performed formal impairment tests of goodwill in 2005 and 2004 by using a discounted cash flow approach to estimate fair value.  Based on our evaluations, we determined there was no impairment of the remaining goodwill.  We will continue to do so on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of Tripos Discovery Research Ltd. or Optive Research, Inc. below their respective carrying values.

________________________________________________________________________________________________

13.  Relationship with Accenture LLP.

On February 8, 2002, we entered into a marketing alliance agreement with Accenture LLP intended to market and sell a fully integrated solution to automate drug discovery operations of the largest global pharmaceutical companies.  As part of this arrangement, we issued 33 shares of common stock, valued at $1.0 million, to Accenture upon entry into this arrangement.  This upfront fee paid to Accenture was in consideration of the marketing effort to be expended by Accenture over the term of the relationship.  The fee covered the development of joint marketing materials, a joint product demo presentation, and marketing time and effort on behalf of Accenture.  We applied EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  In applying EITF 96-18, since the $1.0 million of our stock was granted to Accenture at the inception of the contract in exchange for three years of marketing services and the stock is non-forfeitable and fully vested we determined that the date of issuance of the equity securities is the appropriate measurement date.  Accordingly, we recorded the equity issuance and an "Other Asset" at the contract inception date, based on the fair value of the stock issued.  Performance of the services was required over the contractual term, therefore we amortized the Other Asset ratably over the contractual term as a sales and marketing expense.  Total expense recorded in the years ended December 31, 2005, 2004 and 2003 related to the arrangement was $22, $265 and $265, respectively.

________________________________________________________________________________________________

14.  Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share:

	2005	2004	2003
Numerator:
Numerator for basic and diluted earnings per share- -net income (loss) allocable to common shareholders	$ (4,288)	$ 232	$ 2,100
Denominator:
Denominator for basic earnings per share- -weighted average shares	10,096	9,206	8,949
Effect of dilutive securities:
Employee stock options (Note A)	--	151	384
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	10,096	9,357	9,333
Basic earnings per share	$(0.42)	$0.03	$0.23
Diluted earnings per share	$(0.42)	$0.02	$0.23

Note A: For the year ended December 31, 2005, weighted average shares outstanding were not adjusted for the effect of outstanding employee stock options as their inclusion would have been anti-dilutive.

_______________________________________________________________________________________________

15.  Business Combination

On January 5, 2005 we acquired Optive Research, Inc. ("Optive"), a U.S. software company offering discovery informatics products complementary with our own to the pharmaceutical and biotechnology industry.  We acquired Optive to maintain access to products presently being distributed by us and to gain access to new technologies being developed.  The transaction consideration included cash and stock.  Under the terms of the agreement, we issued 600 shares of our common stock with a value of $3,200 (a portion of which is restricted and will vest evenly on a semi-annual basis over 2 years) and $4,770 in cash to Optive's former shareholders.  The value of the shares issued was computed based on the average closing stock price of our common stock for a period of 5 days before and after the announcement date.  The cash portion was funded by a group of new investors through the issuance of $3,500 of subordinated debt bearing an interest rate of
11.42%, 112 shares of common stock with a negotiated value of $500 and warrants to purchase 156 shares of common stock at $4.48 per share.  The warrants are exercisable upon issuance, up to 5 years from the date of grant.  Optive's operating revenues prior to the acquisition were approximately $2,400, including nearly $900 of royalty payments made by us.  The purchase price, including direct acquisition costs, has been allocated as follows:
Cash	$ 647
Accounts receivable	809
Prepaid expenses	30
Property & equipment, net	40
Intangible software & non-compete agreements	3,940
Goodwill, nondeductible for tax purposes	4,308
Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)

Supplemental proforma information is not presented because the acquisition is not considered to be material in accordance with SFAS No. 141 Business Combinations.  Optive's results of operations are included in our consolidated statements of operations from the date of acquisition forward.

________________________________________________________________________________________________

16.  Income Taxes

The components of income (loss) before income taxes for the years ended were as follows:

	2005	2004	2003
Domestic	$ (2,237)	$ (3,919)	$ 3,949
Foreign	(4,121)	6,161	(280)
	$ (6,358)	$ 2,242	$ 3,669

The components of income tax expense (benefit) for the years ended were as follows:

	2005	2004	2003
Current tax expense (benefit)
Federal	$ 101	$ 480	$ --
State and local	6	--	--
Foreign	(266)	330	271
Total current	(159)	810	271
Deferred tax expense (benefit)	(1,911)	1,200	1,298
Total provision	$ (2,070)	$ 2,010	$ 1,569

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:

	2005	2004	2003
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(2.8)	(10.0)	5.6
Foreign withholding tax	--	2.3	--
State taxes, net of federal benefit	(0.1)	4.9	4.0
R&D tax credits	1.6	(1.6)	(1.1)
Valuation allowance	(52.0)	50.4	(0.9)
Permanent differences (1)	51.9	9.6	1.2
Effective tax rate	32.6%	89.6%	42.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2005	2004
Current deferred income tax asset (liability):
Allowance for doubtful accounts	$ 65	$ 69
Vacation accrual	197	189
Deferred revenue	382	1,539
Other	278	119
Unrealized gain on marketable securities	--	(58)
Valuation allowance	(922)	(1,829)
	$ --	$ 29
Noncurrent deferred income tax asset (liability):
Capitalized development costs	$ (864)	$ (823)
Property, equipment and other long-lived assets	(5,328)	(5,560)
NOL carryforward	12,851	8,545
Cumulative unpaid inter-company interest	226	355
Unrealized loss on investments in unconsolidated subsidiaries	349	272
Tax credit carryforward	1,373	948
Valuation allowance	(8,376)	(5,446)
	$ 231	$ (1,709)

(1) Permanent differences for 2005 include prior years R&D tax credits in the U.K. that were not able to be recognized until such time as it was more likely than not that they would be approved by the tax authorities.

A valuation allowance has been recorded on the deferred tax assets due to the uncertainty whether it is more likely than not that such assets will be realized.  In 2004 and 2005, additional valuation allowances were applied to the current year increase in deferred tax assets primarily from losses generated in the United States and United Kingdom operations.

16.  Income Taxes (continued)

There are $613 of tax benefits from stock option exercises with offsetting valuation allowances that upon realization will be credited to additional paid-in-capital.  Under the new American Jobs Creation Act of 2004, the carryforward period for foreign tax credits has been extended to 10 years.  Therefore the foreign tax credits will expire in 2011 and 2012.  R&D credits generated before 1998 have a 15-year carryforward period and a 20-year period for credits arising after 1997.  Therefore the R&D credits will expire between 2011 and 2024.

Income tax payments for 2005, 2004 and 2003 were $25, $217 and $4, respectively.  Tripos' U.K. subsidiaries had group loss carryforwards at December 31, 2005, with a pre-tax value of approximately $24,346 that have no expiration date.  Additionally, Tripos' U.S. entity had loss carryforwards of $14,300 on a pre-tax basis that expire between 2022 and 2025.  At December 31, 2005, there were no undistributed earnings from our foreign subsidiaries.

________________________________________________________________________________________________

17.  Loss Contract

In March 2004, we announced the completion of a significant milestone in our collaboration with Schering AG.  Schering accepted Tripos' AUSPYX™ data cartridge for Oracle as the foundation of their Enterprise Chemical Information Management System (ECIMS).  Having successfully completed this milestone, the two companies were in talks regarding the specifications and financial arrangements necessary to complete the development and deployment of ECIMS.  This required a scope change to the then existing contract.  Because these discussions were not finalized, Tripos recorded a charge in 2003 for the estimated project costs in excess of the revenues that it expected under the then current contract terms.  In calculating the amount of the charge to be recorded, Tripos assumed that the project would not continue past delivery and rollout of the production system in mid-2004.  This assumption led to a corresponding reduction of approximately $802 in the total revenues available under the contract through the expected mid-2004 delivery.  In addition, we recorded a charge of approximately $813 for the estimated project costs in excess of the revenues expected under the previous contract terms.  In calculating the amount of the charge to be recorded, Tripos was required to utilize the then existing contract terms, and could not assume that the project would continue past delivery and rollout of the production system in mid-2004.  Tripos was required to accrue these excess costs so that its year-end financial statements fairly reflected the project status as of December 31, 2003.  The negotiations were completed in mid-2004 and the project progressed to completion in 2005.  Under the revised financial terms, we received payments equal to our costs to complete the project and therefore reflected no margin.

________________________________________________________________________________________________

18.  Investment in A.M. Pappas Life Science Ventures II Fund.

Since 2001, we have invested in the A.M. Pappas Life Science Ventures II fund administered by A.M. Pappas.  This fund invests in new and developing companies in the life science sector.  Our investment commitment of $2,500 represents approximately 2.0% of the total capital of the fund.  As of December 31, 2005 we had invested $2,075 or 83% of our total commitment.  In 2004 we received a distribution of 33 shares of NuVasive, Inc. from the fund manager upon NuVasive's initial public offering.  The value of these shares, $341 as of December 31, 2004 was recorded as marketable securities.  During 2005, we sold all 33 shares of NuVasive, Inc, realizing a gain of $240.  In July 2005 we received a distribution from the fund in the form of $319 cash and shares in Cerexa, Inc. valued at $14.  As a result of this transaction, we recognized a gain in the amount of $305.

The fund records investment impairments when identified, for which we recognize our pro-rata share of such impairments.  In 2005, 2004 and 2003, the fund's managers determined that certain investments were impaired, and we recorded our pro-rata share of the fund's investment impairments, totaling $204, $58 and $110, respectively.  Our net investment balance in the A.M. Pappas Life Science Ventures II Fund at December 31, 2005 totals $1,504, reflected in Investments recorded at cost on the balance sheet.

________________________________________________________________________________________________

19.  Investment in Infinity Pharmaceuticals

During 2005, we received shares of Infinity Pharmaceuticals, a private cancer drug discovery and development company, valued at $191 as part of an early termination agreement for a software license contract.  The early termination agreement consisted of cash and shares and represented the full value of our software license agreement.  Our investment in the shares is recorded in the balance sheet under "Investments" at cost.

________________________________________________________________________________________________

20.  Investment in Arena Pharmaceuticals, Inc.

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

________________________________________________________________________________________________

21. Investment in Signase, Inc.

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

Early in 2003, Signase advised its shareholders of its intent to seek additional financing at rates below those of the original investors.  We determined this reduced level of market value to be "other than temporary" and as a result, wrote down our investment to approximate the then current offering price.  Our total in-kind investment was $552 prior to the write-down of $405 in 2002, leaving a carrying value of $150.  Tripos took a further write-down of the remainder of its investment in Signase, $150, as of March 31, 2003, after receiving information from Signase that attempts to raise capital were unsuccessful and that the company may be liquidated.  Signase was liquidated during 2005 with no proceeds being realized by shareholders, including Tripos.

_______________________________________________________________________________________________

22.  Long-term Debt

As of December 31, 2005, we had a credit agreement with LaSalle Bank N.A. for a $3,697 mortgage note for property with a book carrying value of $3,926.  The mortgage is due to mature on April 18, 2008.  We also had a $6,500 one-year revolving line of credit agreement with LaSalle Bank.  The Bank has committed to amend the line of credit facility to $6,000 and extend it to January 01, 2007.  Both credit agreements are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.  Payment of dividends to stockholders or the incurring of debt from other sources by Tripos, Inc. and its subsidiaries must be approved in advance by LaSalle Bank.  The agreements also required us to meet certain financial covenants, including minimum debt service coverage, minimum shareholders' equity, maximum capital expenditure (excluding the chemistry laboratory expansion) and an annual clean-down period of 30 consecutive days in which no borrowings are outstanding on the revolving credit facility.  We met the annual "clean down" provision for the current year in September 2005.  As of December 31, 2005, Tripos was in violation of the minimum debt services coverage and minimum shareholders' equity covenants of its loan agreement with LaSalle Bank.  The bank has waived these violations as of December 31, 2005.  The amended line of credit will have a borrowing base of 85% of domestic and insured foreign accounts receivable plus $1.8 million allowance for excess equity in U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.

The mortgage note under the credit agreement calls for even quarterly principal payments based on a twenty-year amortization schedule.  Borrowings under the mortgage were subject to a variable interest rate at LIBOR plus 2.25%.  Under the amended agreement the interest rate will be LIBOR plus 3.00%.  Interest rates paid on the mortgage averaged 5.5% during 2005.  At December 31, 2004 the balance owed on the mortgage note of $3,914 was presented as a current liability on the balance sheet since at the time it was due within a one-year period.  The $6,000 revolving line of credit under the credit agreement requires quarterly interest-only payments with any remaining borrowings due at the end of the agreement period.  The line of credit carries a commitment fee of 3/8% of the unused portion of the line.  Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate.  We averaged $2,418 of outstanding borrowings during 2005.  The weighted average interest rate on line of credit borrowings was 6.5% in 2005.

22.  Long-term Debt (continued)

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly payments of $135 beginning on August 1, 2006.  Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment.  The subordinated promissory note contains prepayment penalties.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discounts of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.   The debt discounts are being amortized to interest expense over the life of the loan.

Short-term debt obligations were:

	December 31, 2005	December 31, 2004
Borrowings outstanding under Credit Agreement	$ 4,400	$ 600
Mortgage note	218	3,914
Subordinated debt	623	--
Short-term debt	$ 5,241	$ 4,514

Long-term debt obligations were:

	December 31, 2005	December 31, 2004
Mortgage note	$ 3,697	$ --
Subordinated debt	3,500	--
Less current maturities	(841)	--
Subtotal	6,356	--
Debt discount	(465)	--
Total long-term debt	$ 5,891	$ --

Scheduled maturities of long-term debt are $5,240 in 2006, $1,574 in 2007, $4,650 in 2008 and $133 in 2009, consisting of mortgage note maturities of $217 in 2007 and $3,263 in 2008 along with subordinated debt maturities of $1,357 in 2007, $1,387 in 2008 and $133 in 2009.  Interest expense incurred, net of capitalized interest, for the years ended December 31, 2005, 2004 and 2003 were $837, $265 and $515, respectively, while total interest payments, inclusive of capital lease interest, were $1,668, $1,116 and $769, respectively.

________________________________________________________________________________________________

23. Segment Information

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance.  The Company operates has two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies.  High-end services offered are based on application by Tripos of its proprietary high-throughput combinatorial chemistry, and our ChemSpace database searching and selection technologies, including the LeadHopping method for quick identification of alternative chemistries for customer's needs.

23. Segment Information (continued)

Summarized financial information concerning the industry segments follows:

DI = Discovery Informatics     DR = Discovery Research

	Years Ended December 31,
	2005			2004			2003
	DI

DR

Total
				DI

DR

						Total	DI

DR

									Total
Revenues:
DI products	$24,905	$ --	$24,905	$24,770	$ --	$24,770	$24,662	$ --	$24,664
DI services	3,076	--	3,076	4,005	--	4,005	3,241	--	3,241
DR products & services	--	27,440	27,440	--	36,004	36,004	--	26,245	26,245
Total revenues	$27,981	$27,440	$55,421	$28,775	$36,004	$64,779	$27,903	$26,245	$54,148

Depreciation & amortization (2)	$3,047	$3,898	$6,945	$2,208	$2,867	$5,075	$1,507	$1,939	$3,446
Non-allocated corporate (2)			294			437			404
Depreciation & amortization on statement of operations			$7,239			$5,512			$3,850

Operating income (loss)	$2,710	$(645)	$2,065	$3,406	$6,171	$9,577	$37	$1,284	$1,321
Non-allocated corporate departments			$(6,075)			$(7,175)			$(6,766)
Operating income (loss) on statement of operations			$(4,010)			$2,402			$(5,445)

Long-lived assets	$15,995	$21,894	$37,889	$8,974	$24,912	$33,886	$9,529	$21,882	$31,411

Total assets (1)	$31,470	$29,105	$60,575	$25,304	$43,306	$68,610	$27,223	$41,527	$68,750
Consolidated cash			6,241			4,512			2,945
Total assets on balance sheet			66,816			73,122			71,695

(1)     Excludes cash and certain marketable securities of $6,241, $4,512 and $2,945, respectively that are monitored on a consolidated basis.

(2)     Certain prior year depreciation and amortization amounts have been reclassified to conform to current year format.

23. Segment Information (continued)

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors.  Information regarding operations by geographic area for 2005, 2004 and 2003 is as follows:

	United States	Canada	Europe	Pacific Rim	Total
2005 Net sales	$ 12,870	$ 794	$ 38,966	$ 2,791	$ 55,421

2004 Net sales	12,751	470	48,699	2,859	64,779

2003 Net sales	13,595	343	36,509	3,701	54,148
	United States	Canada	Europe	Pacific Rim	Total
2005
Property, plant & equipment, net	$ 5,732	$ --	$ 21,057	$ --	$ 26,789
Capitalized development costs, net	2,291	--	--	--	2,291
Goodwill, net	4,308	--	947	--	5,255
Intangible assets, net	3,554	--	--	--	3,554
Long-lived assets net	15,885	--	22,004	--	37,889

2004
Property, plant & equipment, net	$ 6,521	$ --	$ 24,151	$ --	$ 30,672
Capitalized development costs, net	2,159	--	--	--	2,159
Goodwill, net	--	--	965	--	965
Intangible assets, net	90	--	--	--	90
Long-lived assets net	8,770	--	25,116	--	33,886

2003
Property, plant & equipment, net	$ 6,706	$--	$ 21,209	$ 11	$ 27,926
Capitalized development costs, net	2,417	--	--	--	2,417
Goodwill, net	--	--	965	--	965
Intangible assets, net	103				103
Long-lived assets net	9,226	--	22,174	11	31,411

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

Revenues from Pfizer, utilizing products and services in each of our reporting segments, represents 46%, 54%, and 52% of our consolidated net revenues for 2005, 2004, and 2003 respectively.

________________________________________________________________________________________________

24.  Stock-based Compensation Plans

In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At December 31, 2005, 339 shares have been purchased under this plan leaving 361 shares available for issuance.

In 1994, we adopted the 1994 Stock Option Plan that is administered by the Compensation Committee and provided for incentive stock options, non-statutory stock options and stock purchase rights to be granted to our employees and consultants.  Pursuant to the plan, incentive stock options could be exercised at a price which is not less than the fair value of the stock on the grant date, and non-statutory stock options and stock purchase rights could be exercised at a price which is determined by the Compensation Committee.  Options vested at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years.  All options granted have 10-year terms.  The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, was in effect for ten years from the date of inception

24.  Stock-based Compensation Plans (continued)

and expired during 2004.  The outstanding 1,366 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

In 1994, we adopted the 1994 Director Option Plan that provided for non-statutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant.  Options vested in 25% increments on the anniversary of date of grant.  The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, was in effect for ten years from the date of inception and expired during 2004.  This plan was amended in 2001 to allow for discretionary grants of options.  The outstanding 417 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

In 2005, we adopted the 2005 Equity Incentive Plan ("2005 Plan") that is administered by the Compensation Committee ("Administrator") and provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares are available for issuance under the 2005 Plan.  In addition, any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expire unexercised, up to a maximum of 300,000 shares, may be recaptured issued under the 2005 Plan.  Under the 2005 Plan, the Administrator may grant nonqualified stock options and/or incentive stock options and stock appreciation rights at an exercise price set by the Administrator but not less than 100% of the fair market value on the date of grant.  Options and rights issued under the 2005 Plan become exercisable at the times and on the terms established by the Administrator.  The Administrator also establishes the time at which options expire, but the expiration of an incentive stock option and stock appreciation right may not be later than ten years after the grant date (such term to be limited to 5 years in the case of an incentive stock option granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of parent or subsidiary of the Company).  The Administrator will determine the number of Shares of restricted stock granted to any employee, consultant or director and, unless the Administrator determines otherwise, shares of restricted stock will be held by the Company as escrow agent until any restrictions on the shares have lapsed.  The Administrator may accelerate the time at which any restriction may lapse or be removed.  The Administrator determines the number of restricted stock units granted to any employee or consultant.  In determining whether an award of restricted stock units should be made, and/or the vesting schedule for any such award, the Administrator may impose whatever conditions to vesting it determines to be appropriate.  The number of restricted stock units paid out to the participant will depend on the extent to which the vesting criteria are met.  The Administrator may set vesting criteria based upon the achievement of Company-wide, business unit or individual goals, which may include continued employment or service, or any other basis determined by the Committee.  Upon satisfying the applicable vesting criteria, the participant shall be entitled to the payout specified in the award agreement.  Notwithstanding the foregoing, at any time after the grant of restricted stock units, the Administrator may reduce or waive any vesting criteria that must be met to receive a payout.  The Administrator, in its sole discretion and as set forth in the restricted stock unit agreement, may pay earned restricted stock units in cash, shares, or a combination thereof.  Performance shares may be granted to employees, consultants or directors at any time as shall be determined by the Administrator in its sole discretion.  Subject to the terms of the Plan, the Administrator will have complete discretion to determine the number of shares subject to a performance share award and the conditions that must be satisfied, which typically will be based principally or solely on achievement of performance milestones but may include a service based component, upon which is conditioned on the grant or vesting of performance share.  Performance units are similar to performance shares, except that they shall be settled in cash equivalent to the fair market value of the underlying shares, determined as of the vesting date.  The shares available for issuance under the 2005 Plan shall not be diminished as a result of the settlement of a performance unit.  Deferred stock units shall consist of a restricted stock, performance share or performance unit award that the Administrator, in its sole discretion, permits to be paid out in installments or on a deferred basis, in accordance with rules and procedures established by the Administrator.  A dividend equivalent is a credit, payable in cash, awarded at the discretion of the Administrator, to the account of a participant in an amount equal to the cash dividends paid on one share for each share represented by an award.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement (see Note 1).  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.0% to 4.5% for 2005, 1.46% to 4.43% for 2004 and 1.10% to 4.23% for 2003; volatility factor of 0.63 for 2005, 0.90 for 2004 and 0.97 for 2003; and a weighted average expected life of the option of 6.2 years for 2005, 5.3 year for 2004 and 5.3 years for 2003.  For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates

24.  Stock-based Compensation Plans (continued)

ranging from 4.15% to 4.41% for 2005, 1.29% to 4.57% for 2004 and 1.10% to 4.23% for 2003; volatility factors of 0.82 for 2005, 0.90 for 2004 and 0.97 for 2003; and a weighted average expected life of the option of 6 months.  For all years presented, we used a dividend rate of zero.

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

Additional information relating to the plans is as follows (in thousands, except for earnings per share information):

Options Outstanding Summary	2005 Shares	Weighted Average Exercise Price	2004 Shares	Weighted Average Exercise Price	2003 Shares	Weighted Average Exercise Price
Beginning outstanding	1,783	$ 7.81	1,835	$ 7.41	1,806	$ 7.60
Granted	331	3.29	272	5.85	178	5.69
Exercised	(33)	2.17	(248)	2.58	(46)	2.68
Canceled/expired	(126)	6.39	(76)	8.31	(103)	9.83

Ending outstanding	1,955	$ 7.23	1,783	$ 7.81	1,835	$ 7.41

Exercisable-end of year	1,463	$ 8.09	1,315	$7.81	1,405	$6.49

Weighted average fair value per share of options granted during the year	$ 1.71		$ 4.01		$ 4.08
December 31, 2005	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.94-$3.81	363	4.52	$ 3.28	101	$ 3.41
$3.81-$5.37	469	3.89	4.32	429	4.23
$5.37-$6.19	386	5.90	5.86	237	5.93
$6.19-$13.25	424	3.83	8.41	389	8.52
$13.25-$19.70	313	5.70	16.23	307	16.16
$2.94-$19.70	1,955	4.68	$ 7.23	1,463	$ 8.09

________________________________________________________________________________________________

25.  Contingent Liability

As discussed in Note 10, for a period of up to 24 months after our last draw under the DTI grant programs, we are obligated to repay portions or all of the grant money received if we eliminate jobs or exit the property.   On January 24, 2006 we reduced headcount as described in Note 26 by seventy-six positions.  Calculation of any amounts repayable to the U.K. government is based on employee staffing levels at December 31, 2006.  Actual staffing levels at that date will be compared to staffing levels previously funded by the grant.  Any shortfall in actual staffing may require repayment to the DTI calculated at a rate of GBP17 per employee up to a maximum amount of GBP1,500.  The Company is not able to estimate any potential liability at this time as staffing levels may continue to fluctuate throughout 2006.

________________________________________________________________________________________________

26.  Subsequent Event

On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England which was previously announced on December 19, 2005.
  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees by 76 positions to streamline and refine our Discovery Research business and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  Before this action was taken, our Discovery Research business had 161 employees.  More than half of the employees affected left the Company under a voluntary separation plan.  Severance packages and assistance with outplacement services services were offered to all employees affected by this action.  As a result, we expect to incur a restructuring charge in the first quarter of 2006 for approximately $900 for severance and outplacement services.

The company also closed a 6,000-square-foot temporary laboratory building in Bude and is exploring alternate uses for or disposition of the excess property.  At December 31, 2005, we determined that this building was impaired and took an impairment charge of $861 reflected as "Restructuring charge" on our consolidated statements of operations.  Costs to dispose of the building or proceeds from a potential sale of the property are not determinable.

________________________________________________________________________________________________

27.  Legal Proceedings

Securities Class Action Litigation

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002.  The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws.  On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period").  The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws.  The second amended complaint also names Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant.  In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint.  On September 30, 2005, the Company was informed that its motion to dismiss was denied; however, the motion to dismiss filed by Ernst & Young was granted.

On March 21, 2006, the parties reached a verbal agreement to settle the class action litigation.  The total amount of the settlement is $3,150 which is to be paid by our insurers.  The settlement is subject to court approval after notice and an opportunity to object is provided to the putative shareholder class.  There can be no assurance that the settlement will be approved in which case, we will continue to defend ourselves against these claims vigorously.

Shareholder Derivative Litigation

On or about February 10, 2006, a shareholder derivative action was filed in the Circuit Court of the County of St. Louis.  The complaint names certain of the Company's officers and directors as defendants and names the Company as a nominal defendant.  The complaint alleges that certain of the Company's officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities class action litigation described above.

On March 21, 2006, the parties reached a verbal agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of attorneys' fees of $200 to plaintiffs' counsel.  All fees are to be paid by our insurers.  There can be no assurance that the settlement will be approved in which case, we will continue to defend ourselves against these claims vigorously.

________________________________________________________________________________________________

28. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2005 and 2004:
	Note (a)				Note (b)
	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
Total net sales	13,854	13,165	13,359	15,043	17,316	16,100	15,903	15,460
Cost of sales	8,482	6,067	6,886	7,907	9,317	8,333	7,409	7,693
Gross profit	5,372	7,098	6,473	7,136	7,999	7,767	8,494	7,767
Operating expenses	9,306	7,354	6,598	6,831	7,143	7,032	7,601	7,849
Income (loss) from operations	(3,934)	(256)	(125)	305	856	735	893	(82)
Net income (loss)	(5,240)	160	811	(19)	246	(145)	156	(25)

Net income (loss) allocable to common shareholders	$ (5,240)	$160	$ 811	$ (19)	$ 246	$(145)	$ 156	$ (25)
Net income (loss) per:
Basic share	($0.52)	$0.02	$0.08	($0.00)	$0.03	($0.02)	$0.02	($0.00)
Diluted share	($0.52)	$0.02	$0.08	($0.00)	$0.03	($0.02)	$0.02	($0.00)
Basic shares	10,117	10,114	10,091	10,060	9,310	9,290	9,173	9,047
Diluted shares	10,117	10,143	10,107	10,060	9,396	9,290	9,352	9,047

Note (a), Fourth quarter 2005 cost of sales include a charge totaling $1,313 for the write-down of ChemCore RIO capitalized software asset and an $861 charge in operating expenses for the write-down of a temporary laboratory building at our Discovery Research business in Bude, England.

Note (b), Fourth quarter 2004 cost of sales include a charge totaling $890 for the write-down of ChemCore RIO capitalized software asset.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tripos, Inc.

St. Louis, Missouri

     We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.  We have also audited the schedule listed in Item 15(a) 2.  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripos, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the 2005 and 2004 schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 02, 2006, except for the first paragraph of Note 22,

                which is as of April 7, 2006 and the second and fourth

 paragraphs of Note 27, which are as of March 21, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tripos, Inc.

     We have audited the accompanying statement of operations, shareholders' equity and cash flows for the year ended December 31, 2003.  Our audit also included the financial statement schedule as of and for the year ended December 31, 2003 listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Tripos, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the period ending December 31, 2003, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

St. Louis, Missouri

March 29, 2004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The following information is provided in response to Item 307 of Regulation S-K.

Disclosure Controls and Procedures

The Management of the Company is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Tripos.  We have designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Tripos, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report is being prepared.  Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's internal controls over financial reporting for the year end December 31, 2005 and on March 6, 2006 disclosed the material weakness in internal controls described below.

On February 28, 2006, the Audit Committee of the Board of Directors
concluded that the Company's condensed consolidated financial statements included in its
Quarterly Reports on Form 10−Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated to correct an error relating to the accounting for foreign exchange gains and losses from certain intercompany transactions and that such previously filed financial statements should no longer be relied on.  This error found by management in a consolidating financial-statement spreadsheet application related to foreign currency translation gains and losses from intercompany transactions that should have been recorded in "Other income and expense" on the statement of operations instead of "Other comprehensive income" within the shareholders' equity section of the balance sheet.  The error occurred in a spreadsheet used solely for 2005 interim reporting.  Previously reported amounts for 2004 and 2003 were not affected by this error. All other asset and liability accounts in the balance sheet and operating activity on the statement of operations were properly reported.

The Audit Committee discussed the matters associated with the restatement with BDO Seidman, LLP, the Company's independent registered public accounting firm.

As a result of the error described above, the Company has determined, and the Audit Committee concurred, that a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign exchange transaction gains/losses related to certain intercompany balances.  This control deficiency resulted in the restatement of the Company's condensed consolidated financial statements for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005 as filed on a Form 10−Q/A for each of those fiscal quarters.  Accordingly, the Audit Committee has agreed with management's assessment that its disclosure controls and procedures were not effective and this control deficiency constituted a material weakness in its internal control over financial reporting as of December 31, 2005.  A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The following information is provided in response to Item 308 of Regulation S-K.  Because the Company is not an accelerated filed, due to the fact that its public equity float at June 30, 2005 was less than $50 million, Item 308(a) and 308(b) are not applicable.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting during the fourth quarter ending December 31, 2005 that have materially affected, or are reasonably likely to material affect our internal controls over financial reporting.

Part III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is included under the captions "Election of Directors" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.  The information required by this item relating to Tripos' executive officers and key employees is included in that same Proxy Statement under the caption "Management" and is incorporated herein by reference.

Audit Committee Financial Expert

The information required by this item is included under the caption "Audit Committee" in our Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the caption "Election of Directors - Director Remuneration" and under the caption "Executive Compensation and Related Information", except for the "Report of the Compensation Committee" and the "Comparison of Shareholder Return", in the Proxy Statement in connection with the Tripos Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included under the caption "Related Party Transactions" within the Executive Compensation and Related Matters section of the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption "Audit Fees" and "All Other Fees" in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

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

                                23.1 Consent of BDO Seidman, LLP, Independent Auditors

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

                                10.5   Amendment to the 1994 401(k) Plan

10.6   Tripos, Inc. 1996 Director Stock Compensation Plan

10.7   Tripos, Inc. 2002 Employee Stock Purchase Plan

10.8   Amendment to the 1994 Director Option Plan

10.9   Tripos, Inc. 2005 Equity Incentive Plan

10.10 Form of Executive Severance Agreement

10.11 Form of Indemnification Agreement with Directors and Executive Officers

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

                          TRIPOS, INC.

                By:    John P. McAlister                                                                      April 11, 2006

                          John P. McAlister, III                                                                Date

                          President, Chief Executive Officer and

                          Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, III, B. James Rubin and John D. Yingling, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2005, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	April 11, 2006
John P. McAlister III	President and Director
(Principal Executive Officer)

/s/ B. James Rubin	Senior Vice President,	April 11, 2006
B. James Rubin	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ John D. Yingling	Vice President,	April 11, 2006
John D. Yingling	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	April 11, 2006
Ralph S. Lobdell

/s/ Stewart Carrell	Director	April 11, 2006
Stewart Carrell

/s/ Gary Meredith	Director	April 11, 2006
Gary Meredith

/s/ Ferid Murad	Director	April 11, 2006
Ferid Murad

/s/ Alfred Alberts	Director	April 11, 2006
Alfred Alberts

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, December 31, 2004 and December 31, 2005

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
2003	246	357	--	213	390
2004	390	(50)	--	94	246
2005	246	(46)	--	10	190

Valuation Allowance for Deferred Income Tax Assets
2003	4,792	817	--	--	5,609
2004	5,609	1,666	--	--	7,275
2005	7,275	2,023	--	--	9,298

Inventory Reserve for Obsolescence
2003	1,602	918	--	--	2,520
2004	2,520	1,006	--	--	3,526
2005	3,526	(362)	--	--	3,164

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

10.5 c      Amendment to the 1994 401(k) Plan *

10.6 c      Tripos, Inc. 1996 Director Stock Compensation *

10.7 d      Tripos, Inc. 2002 Employee Stock Purchase Plan *

10.8 d      Amendment to the 1994 Director Option Plan *

10.9 h      Tripos, Inc. 2005 Equity Incentive Plan *

10.10 l     Form of Executive Severance Agreement*

10.11 l     Form of Indemnification Agreement with Directors and Executive Officers*

10.12 i     Agreement and Plan of Merger among Trips, Inc., Owl Acquisition, Inc., Optive Research, Inc., Dr. Robert S. Pearlman and Bryan S. Koontz dated December 21, 2004

10.13 j     Loan Agreement between Tripos, Inc. and LaSalle National Bank dated April 30, 1999

10.14 k    Third Amendment to the Amended and Restated Loan Agreement with LaSalle Bank N.A. dated December 20, 2004.

10.15 l     Stock Purchase Agreement among Tripos, Horizon Technology Funding Company II LLC, Horizon Technology Funding Company III LLC and Sand Hill Venture Debt III, LLC dated December 21, 2004

21.1         Subsidiaries of Tripos, Inc.

23.1         Consent of BDO Seidman, LLP, Independent Auditors

23.2             Consent of Ernst & Young LLP, Independent Auditors

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

e              Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-023666) and incorporated herein by reference.

f               Previously filed as an exhibit to the Company's Form 8-K filed on March 15, 1996 (SEC File No. 0-023666) and incorporated herein by reference.

g              Previously filed as an exhibit to the Company's Form 8-K filed on January 10, 2005 (SEC File No. 0-023666) and incorporated herein by reference.

h              Previously filed as an exhibit to the Company's Proxy Statement for the  May 11, 2005 Annual Shareholders' Meeting (SEC File No. 0-23666).

Exhibit Index (continued)

Exhibit

Number                                                  Description

i               Previously filed as an exhibit to the Company's Form 8-K filed on January 10, 2005 (SEC File No. 0-23666) and incorporated herein by reference.

j               Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference (SEC File No. 0-23666).

k              Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2004 (SEC File No. 0-23666) and incorporated herein by reference.

l               Previously filed as an exhibit to the Company's  Registration Statement on Form S-1/A (SEC File No. 333-123742) dated May 18, 2005.