Form 10-Q
period 2006-03-31
TRIPOS INC
filed 2006-05-15
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes    X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes              No    X

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 10, 2006: 10,192,922 shares.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the Three-Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	6-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34

PART II OTHER INFORMATION	35
SIGNATURES	36
2

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	03-31-2006	12-31-2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 5,228	$ 6,241
Accounts receivable, less allowance for doubtful accounts of $190	6,057	11,219
Inventory	5,762	5,155
Prepaid expenses	5,040	4,386
Total current assets	22,087	27,001

Property and equipment, less accumulated depreciation	26,039	26,789
Capitalized development costs, less accumulated amortization	2,345	2,291
Goodwill	5,272	5,255
Intangible assets, less accumulated amortization	3,432	3,554
Investments recorded at cost	1,711	1,695
Deferred income taxes	231	231
Total assets	$ 61,117	$ 66,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,327	$ 5,241
Current portion of capital leases	3,149	2,741
Accounts payable	955	1,219
Accrued expenses	4,387	4,970
Deferred revenue	14,993	15,898
Total current liabilities	26,811	30,069

Long-term portion of capital leases	2,762	1,343
Long-term debt	5,914	5,891
Deferred income taxes	--	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,193 shares as of Mar. 31, 2006 and 10,190 shares as of Dec. 31, 2005.	102	102
Additional paid-in capital	41,947	41,846
Retained deficit	(16,063)	(12,377)
Accumulated other comprehensive loss	(356)	(58)
Total shareholders' equity	25,630	29,513

Total liabilities and shareholders' equity	$ 61,117	$ 66,816

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	03-31-2006	03-31-2005
Net sales:
Discovery informatics products & support	$ 5,883	$ 6,263
Discovery informatics services	789	668
Discovery research products & services	1,781	8,102
Hardware	17	10
Total net sales	8,470	15,043

Cost of sales	3,567	7,907
Gross profit	4,903	7,136

Operating expenses:
Sales and marketing	3,010	2,945
Research and development	2,822	1,921
General and administrative	1,838	1,965
Restructuring charge	927	--
Total operating expenses	8,597	6,831

Income (loss) from operations	(3,694)	305

Interest expense	(501)	(388)
Other income (loss), net	291	(7)
Loss before income tax benefit	(3,904)	(90)

Income tax benefit	(218)	(71)
Net loss	$ (3,686)	$ (19)

Basic and diluted loss per share	$ (0.36)	$ (0.00)
Basic and diluted weighted average number of shares	10,190	10,060

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	03-31-2006	03-31-2005
Operating activities:
Net loss	$ (3,686)	$ (19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,025	1,328
Amortization of capitalized development costs & intangibles	303	180
Amortization of debt discount	63	14
Appreciation in foreign currency hedge instruments	--	2
Deferred income taxes	--	(237)
Gain from sale of marketable securities	--	(182)
Write-down (carrying value adjustment) of long-term investment	(16)	88
Loss on retirement of assets	4	--
Stock-based compensation expense	92	--
Non employee and director stock compensation expense	10	8

Change in operating assets and liabilities (excluding acquired business):
Accounts receivable	5,422	5,565
Inventories	(530)	1,348
Prepaid expenses and other current assets	(336)	(1,618)
Accounts payable and accrued expenses	(1,207)	(3,049)
Deferred revenue	(1,228)	(1,675)
Net cash provided by (used in) operating activities	(84)	1,753

Investing activities:
Purchases of property and equipment	(112)	(1,076)
Capitalized development costs	(235)	(599)
Acquisition of business, net of cash received	--	(4,762)
Proceeds from the sale of marketable securities	--	338
Proceeds from the sale of equipment	2,941	--
Investment in unconsolidated affiliates	--	(125)
Net cash provided by (used in) investing activities	2,594	(6,224)

Financing activities:
Proceeds from issuance of common stock	--	500
Borrowings under revolving line of credit	1,400	3,900
Proceeds from issuance of long-term debt and capital leases	--	3,500
Payments on long-term debt and capital lease obligations	(4,687)	(2,851)
Net cash provided by (used in) financing activities	(3,287)	5,049

Effect of foreign exchange rate changes on cash and cash equivalents	(236)	867

Net increase (decrease) in cash and cash equivalents	(1,013)	1,445

Cash and cash equivalents at beginning of period	6,241	4,171
Cash and cash equivalents at end of period	$ 5,228	$ 5,616

See accompanying notes.

Item 1.  Financial Statements (continued)

Supplemental Disclosure of Cash Flow Information (amounts in thousands)

Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

	Three Months Ended
	03/31/2006	03/31/2005
Noncash investing activities
Increase in fair value of marketable securities, net of tax effect	$ --	$ 42
Purchase of new equipment through capital lease financing	3,108	--

In January 2005, the Company acquired Optive Research, Inc. for $4,770 in cash, 600 shares of the Company's common stock valued at $3,200 and direct costs of the acquisition.  The related assets and liabilities at the acquisition date were as follows:

Cash	$ 647
Accounts receivable	809
Prepaids & other	30
Equipment, net	40
Intangible assets	4,080
Goodwill	4,177
Total assets acquired	9,783

Accounts payable	(422)
Accrued expenses	(97)
Deferred revenue	(655)
Common stock issued to sellers	(3,200)

Cash paid	$ 5,409

TRIPOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except per share data)

(1)     Summary of Significant Accounting Policies

Organization

Our discovery informatics and discovery research products and services enable life science companies to better perform their drug discovery.  We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the expertise of scientists on our staff to address the challenges facing pharmaceutical research organizations. We deliver products and services internationally recognized for their innovation and quality.  By creating new chemical compounds and aiding our partners' design of new chemical compounds in ways that we believe are more likely to result in drug discoveries, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

Item 1.  Financial Statements (continued)

We have formed commercial relationships with most major pharmaceutical companies and with many emerging biotechnology companies based on their use of some or all of our products and services.  In addition, we have established strategic collaborations with several of the companies based on our specific unique capabilities.  Representative pharmaceutical clients include: Abbott, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Pfizer, Sanofi-Aventis, Schering AG, Schering-Plough, Servier and Wyeth.  Representative biotechnology clients include: Biovitrum, BioTie, CeNeS, Chronogen and GeminX.

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

Our business model is based primarily on deriving revenues from our discovery informatics and discovery research businesses as follows:

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

•         Discovery Research Products and Services. Tripos Discovery Research Centre, based in the United Kingdom, offers compound design and synthesis, molecular analysis, a complete suite of lead discovery and lead optimization capabilities and newly introduced target-specific chemical libraries on which Tripos has applied for patent protection (LeadDiscovery libraries).  Tripos offers off-the-shelf libraries of compounds sold for pharmaceutical screening purposes.  We also participate with our customers in strategic chemistry research projects, primarily on a fee for service basis.  In a few cases, the transfer of intellectual property rights for these therapeutic collaborations may include royalty or milestone payments associated with advancement of the compounds through various stages of drug development.  In addition, Tripos' newly introduced target-specific libraries are intended to be a platform for our further collaborative development with clients.

Item 1.  Financial Statements (continued)

We have a geographically diverse customer base, with approximately 49% of our revenues derived from customers outside of North America.  Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim.  Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Bude, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included.  For a further description of accounting policies, please refer to the "Description of Business and Summary of Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2005.  Operating results for the three-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Item 1.  Financial Statements (continued)

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

Hardware Sales

Hardware sales are recorded upon shipment of the product to the customer.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations.  Under APB 25, generally no compensation expense was recognized because the exercise price of the options equaled the fair value of the stock at the grant date.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Results for prior periods have not been restated.  See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

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

Item 1.  Financial Statements (continued)

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

The effective tax rate reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. from prior tax years (each ending December 31).  Valuation allowances established for deferred tax assets related to net operating losses does not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions.  Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead.  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted FAS 151 effective January 1, 2006.  The adoption of FAS 151 coincided with the completion of our four-year $90 million file enrichment project with Pfizer.  As a result, there are more current period charges of approximately $275 in the first quarter of 2006 and we are estimating approximately $975 for fiscal year 2006 based upon decreased production.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154").  FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, then FAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We have adopted the provision of FAS 154 effective January 1, 2006.  The adoption of FAS 154 did not have any impact on our financial statements.

Item 1.  Financial Statements (continued)

(2)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three-month Period
	03-31-2006	03-31-2005
Net loss	$ (3,686)	$ (19)
Unrealized gain (loss) on marketable securities	--	42
Less: reclassification for gains included in net income	--	(113)
Foreign currency translation adjustments	(298)	509
Comprehensive income (loss)	$ (3,984)	$ 419

The components of accumulated other comprehensive loss, net of related tax, at March 31, 2006 and December 31, 2005 were as follows:

	03-31-2006	12-31-2005
Foreign currency translation adjustments	$ (356)	$ (58)
Accumulated other comprehensive (loss)	$ (356)	$ (58)

(3)     Contingent Liabilities

Securities Class Action Litigation

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002.  The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws.  On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period").  The second amended complaint generally alleges that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws.  The second amended complaint also named Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant.  In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint.  On September 30, 2005, the Company was informed that its motion to dismiss was denied; however, the motion to dismiss filed by Ernst & Young was granted.

On March 21, 2006, the parties reached a verbal agreement to settle the class action litigation.  The total amount of the settlement is $3,150 which is to be paid by our insurers.  The settlement is subject to court approval after notice and an opportunity to object is provided to the putative shareholder class.  There can be no assurance that the settlement will be approved, in which case we will continue to vigorously defend ourselves against these claims.

Item 1.  Financial Statements (continued)

(3)     Contingent Liabilities (continued)

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

On March 21, 2006, the parties reached a verbal agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of attorneys' fees of $200 to plaintiffs' counsel.  All fees are to be paid by our insurers.  There can be no assurance that the settlement will be approved in which case, we will continue to vigorously defend ourselves against these claims.

Grant Programs

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR") was awarded a GBP2400 grant by the U.K Department of Trade and Industry ("DTI") based on the creation of jobs in the region and capital investment.  In 2002 and 2004 we met all criteria for the first and second installments and received GBP550 and GBP990, respectively.  We are obligated to repay portions or all of the grant money received for a period of up to 24 months after our last draw under the DTI grant programs if we eliminate jobs or exit the property.  On January 24, 2006 we reduced headcount as described in Note 11 by seventy-six positions.  Calculation of any amounts repayable to the U.K. government is based on employee staffing levels at December 31, 2006.  Actual staffing levels at that date will be compared to staffing levels previously funded by the grant.  Any shortfall in actual staffing may require repayment to the DTI calculated at a rate of GBP17 per employee up to a maximum amount of GBP1,500 (approximately $2,600).  The Company is not able to estimate any potential liability at this time as staffing levels may continue to fluctuate throughout 2006.

(4)     Significant Customer

During the first quarter of 2005, Pfizer, Inc. represented 46% of total net sales.  We provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries which was completed in the fourth quarter 2005.  We continue to provide multi-year worldwide licenses to our discovery software products to Pfizer during 2006, however revenues from Pfizer have dropped below 10% of first quarter 2006 total revenue.  No other customers represented over 10% of total net sales in either period.

Item 1.  Financial Statements (continued)

(5)     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005.

	Three-months Ended
	03-31-2006	03-31-2005
Numerator:
Numerator for basic earnings per share- -net income (loss) allocable to common shareholders	$ (3,686)	$ (19)
Denominator:
Denominator for basic earnings per share-- -weighted average shares	10,190	10,060
Effect of dilutive securities:
Employee stock options --Note A	--	--
Denominator for diluted earnings per share-- -adjusted weighted average shares and assumed conversions	10,190	10,060
Basic and diluted loss per share	$ (0.36)	$ (0.00)

--Note A: For the three-months ended in 2006 and 2005, weighted average shares outstanding did not include 4 shares and 78 shares, respectively, related to the effect of employee stock options as their inclusion would have been anti-dilutive.

For additional disclosures regarding earnings per share, see the notes to the Company's 2005 consolidated financial statements in its Form 10-K.

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion for LeadQuest, LeadDiscovery and customer-specific chemistry research projects.  Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market.  In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible chemical degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values.  If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken.  A portion of the LeadQuest inventory is used in discovery research projects.  Amortization of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life.  Similarly, LeadDiscovery libraries containing patented compound series are amortized over the anticipated patent life.  The remaining LeadDiscovery libraries are amortized over a 10-year period.  Amortization related to these inventory items was $22 during the first quarter 2006.  In all cases, customers may purchase any or all remaining quantities of LeadQuest or LeadDiscovery libraries.  Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts.

Item 1.  Financial Statements (continued)

(6)     Inventory (continued)

Inventory balances at March 31, 2006 and December 31, 2005 were:

	03-31-2006	12-31-2005
Raw materials	$ 1,837	$ 1,763
Work in process	4,118	3,339
Finished goods	3,177	3,217
Reserve for obsolescence	(3,370)	(3,164)
Total inventory	$ 5,762	$ 5,155
Costs of discovery research customer projects included in Work in Process and Finished Goods above	$ 669	$ 534

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms generally range from one to five years.  The typical term of the contracts is three years.  Revenue from these time-based software license arrangements is recognized ratably over the agreed term.  The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after March 31, 2006:

Revenues to be recognized in:	Amount
2006 (remaining 3 quarters)	$ 12,972
2007	6,249
2008	1,295
2009 and later	113
Total	$ 20,629

Tripos is typically paid annually under these contracts.  Shown below are the amounts to be billed under these contracts subsequent to March 31, 2006 (amounts not included in the accompanying balance sheets at March 31, 2006).

Amounts to be billed in:	Amount
2006	$ 6,644
2007	2,841
2008	265
Total	$ 9,750

(8)     Debt Facilities

As of March 31, 2006 we had existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building, due to expire on April 18, 2006 and 2008, respectively.  The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

In April 2006, the Company and LaSalle Bank completed an amendment to the existing credit facility and mortgage loan.  The term of the revolving line of credit was extended to January 1, 2007 and the

Item 1.  Financial Statements (continued)

(8)     Debt Facilities (continued)

borrowing capacity was amended to $6,000.  Covenants under the amended credit facility replaced those that would have been in existence on March 31, 2006.  The amended line of credit will have a borrowing base of 80% of domestic and insured foreign accounts receivable plus $1,800 allowance of excess equity in U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.  Interest on the mortgage loan was modified to LIBOR plus 3.0%.  All other terms of the revolving line of credit remain the same.  Borrowing base availability was $3,400 and we had $2,500 of borrowings outstanding at March 31, 2006.  The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule.  Interest rates paid by the Company on the mortgage averaged 6.8% during the first quarter of 2006.  As of March 31, 2006, $3,643 was remaining on the mortgage.

Prior to the April 2006 amendment, the revolving facility was a one-year commitment for a $6,500 line of credit. Covenants under the revolving facility included minimum interest coverage, minimum shareholders' equity, maximum capital expenditure and an annual clean down period of 30 consecutive days in which no borrowings were to be outstanding.  We were in compliance with all covenants as of March 31, 2005 and achieved the 30-day clean down provision in September 2005.  The line of credit carries a commitment fee of 3/8% of the unused portion of the line.  Due to the one-year commitment of the amended credit facility, draws on the line of credit were classified as short-term debt.

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly principal and interest payments of $135 beginning on August 1, 2006.  Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment.  The subordinated promissory note contains prepayment penalties.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  Warrants to purchase 156 common shares were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discount of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.  The debt discounts are being amortized to interest expense over the life of the loan using the effective interest rate method.

(9)     Capital Lease Financing

In March 2006, we sold certain equipment at our research laboratory and leased the equipment back under a three year capital financing lease.  The proceeds received of $2,941 were equal to the net book value of the equipment, resulting in no gain or loss on the transaction, and were recorded as a capital lease liability.  The equipment is still actively utilized in our operations, remains on our books and continues to be depreciated.  Quarterly payments go to reduce the capital lease liability.  Computer equipment valued at $167 was acquired with capital lease financing at our U.S. headquarters.

Item 1.  Financial Statements (continued)

(10)     Goodwill and Other Intangible Assets

At March 31, 2006 and December 31, 2005, the Company had the following intangible asset balances:

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$ 3,590	$ 477	$ 3,590	$ 382
Noncompete agreements	350	116	350	92
Patents and trademarks	192	107	192	104
Total	$ 4,132	$ 700	$ 4,132	$ 578

Amortized intangible assets have the following weighted average useful lives as of March 31, 2006:  acquired software -- 14.4 years; non-compete agreements -- 3.9 years; patents and trademarks -- 16.7 years; and intangible assets in total -- 13.6 years.

Amortization expense was approximately $122 and $47 for the three-month periods ended March 31, 2006 and 2005, respectively.  Estimated annual amortization expense for the next 5 years is: 2006 - $486; 2007 - $476; 2008 - $475; 2009 - $391 and 2010 - $9.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2005	$ 4,308	$ 947	$ 5,255
Foreign currency translation adjustments	--	17	17
Balance at March 31, 2006	$ 4,308	$ 964	$ 5,272

The goodwill related to Discovery Informatics is not tax deductible.

(11)    Restructuring Charge

On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England which was previously announced on December 19, 2005.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees by 76 positions to streamline and refine our Discovery Research business and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of our US based employees resulted in a staff reduction of 9 employees.  As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter 2006 of approximately $807 and $120 related to our Discovery Research and Discovery Informatics divisions, respectively, for one-time termination benefits and outplacement costs.  These costs are recorded in the consolidated statement of operations in the restructuring charge line item.  All costs associated with these restructurings are expected to be paid by the end of the second quarter.

Item 1.  Financial Statements (continued)

(11)    Restructuring Charge (continued)

The following table summarizes the restructuring activity as of March 31, 2006:

	Discovery Informatics	Discovery Research	Total
Restructuring charge	$ 120	$ 807	$927
Cash payments	(114)	(803)	(917)
Accrual balance at March 31, 2006	$ 6	$ 4	$10

(12)     Long-term Investments

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas.  This fund invests in new and developing companies in the life science sector.  Our investment commitment of $2,500 represents approximately 2.0% of the total capital of the fund.  As of March 31, 2006 we had invested $2,075 or 83% of our total commitment.  The fund's managers record investment impairments when identified, for which we recognize our pro-rata share of such impairments.  During the first quarter of 2006, we made an adjustment to our carrying value by $16 to reflect our current pro-rata share.  During the first quarter of 2005, we recorded our pro-rata share of impairments totaling $88.  Our net investment balance in the A.M. Pappas Life Science Ventures II Fund at March 31, 2006 totals $1,520, and is reflected in investments recorded at cost on the balance sheet.

During the third quarter 2005, we received shares of Infinity Pharmaceuticals, a private cancer drug discovery and development company, valued at $191 as part of an early termination agreement for a software license contract.  Compensation for the early termination agreement consisted of cash plus shares and represented the full value of our software license agreement.  Our investment in the shares is also recorded in investments recorded at cost on the balance sheet.  In April 2006, Infinity Pharmaceuticals announced its intent to merge with Discovery Partners International, Inc. to become a public company.

(13)     Segments

The Company operates in two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies.  High-end services offered are based on application by Tripos of its proprietary high-throughput combinatorial chemistry, and our ChemSpace database searching and selection technologies, including the Lead Hopping method for quick identification of alternative chemistries for customer's needs.

Item 1.  Financial Statements (continued)

(13)     Segments (continued)

Summarized financial information concerning the industry segments follows:

DI = Discovery Informatics

DR = Discovery Research

	Three Months-End March 31,
	2006			2005
	DI	DR	Total	DI	DR	Total
Revenues:
DI products (including hardware)	$ 5,900	$ --	$ 5,900	$ 6,273	$ --	$ 6,273
DI services	789	--	789	668	--	668
DR products & services	--	1,781	1,781	--	8,102	8,102
Total revenues	6,689	1,781	8,470	6,941	8,102	15,043

Depreciation & amortization (2)	562	722	1,284	390	1,028	1,418
Non-allocated corporate (2)			44			90
Depreciation & amortization on statement of operations			1,328			1,508

Operating income (loss)	(129)	(2,170)	(2,299)	1,093	683	1,776
Non-allocated corporate departments			(1,395)			(1,471)
Operating income (loss) on per statement of operations			(3,694)			305

Long-lived assets	15,810	21,278	37,088	17,471	24,230	41,701

Total assets (1)	25,936	29,953	55,889	28,829	41,381	70,210
Consolidated cash			5,228			5,616
Total assets on balance sheet			$ 61,117			$ 75,826

(1)   Excludes cash and cash equivalents of $5,228 and $5,616 in 2006 and 2005, respectively as cash and cash equivalents are monitored only on a consolidated basis.

(2)   Certain prior year depreciation and amortization amount have been reclassified to conform to current year format.

(14)      Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations.  Under APB 25, generally no compensation expense was recognized because the exercise price of the options equaled the fair value of the stock on the grant date.

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Under the modified-prospective transition method of FAS 123R, results for prior periods are not restated.

As a result of adopting FAS 123R on January 1, 2006, earnings before income taxes and net income for the three months ended March 31, 2006 were both $92 lower, than if we had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the three months ended March 31, 2006 was reduced by $0.01 per share as result of the adoption of this statement.  The majority of options granted by the Company qualify as Incentive Stock Options (ISO) for which no tax benefit is available to be recognized until the options are exercised and sold by the grantee within one year of exercise.  Typically, Non-Qualifying (NQ) options provide a deferred tax benefit to the Company at the time of grant and normally a tax benefit in the year of exercise.  However, due to the Company's present net deferred tax asset position, a valuation allowance was recorded to offset the projected tax benefit from the compensation expense recorded in the 2006 quarter.  The Company will only realize the tax benefits when and if they result in an actual reduction in taxes payable.

Prior to the adoption of FAS 123R, we presented tax benefits for which we received deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.  FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no exercises of stock options in the first quarter of 2006.  The effect of FAS 123R on our consolidated statement of cash flows for the quarter was to add back the $92 of non-cash compensation expense to the cash flows from operating activities.  Since no options were exercised during the first quarter of 2006, no tax benefits were recorded as financing proceeds in the cash flow statement.

The following table illustrates the effect on the first quarter 2005 net earnings and earnings per basic and diluted common share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based employee compensation plans.  For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing valuation model and amortized to expense over the options' vesting periods.

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

Three-month Period
03-31-2005
Net loss as reported	$ (19)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	115
Pro forma net loss	$(134)

Pro forma loss per share:
Basic and diluted- as reported	$(0.00)
Basic and diluted- pro forma	$(0.01)

Equity Incentive Plans.  In 2005, we adopted the 2005 Equity Incentive Plan ("2005 Plan") that provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares are available for issuance under the 2005 Plan plus any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expire unexercised, up to a maximum of 300,000 shares.  As of March 31, 2006, only stock options have been granted.  Stock options may be granted under the 2005 Plan at an exercise price not less than 100% of the fair market value on the date of grant.  Options become exercisable and expire at the times and terms established by the administrator, but generally vest over four years and expire five to ten years after the grant date.  The Company satisfies the exercise of stock options by issuing new shares.  No options were granted or exercised during the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model based on assumptions for volatility, interest rates, dividend rates, expected time outstanding until exercised (expected term) and expected forfeitures made at the time of the grant.  The requisite service life equals the vesting term, primarily four years.  Expected volatilities are based on daily observations of the historical volatility of our common stock over comparable length periods and other factors.  No adjustment was made in contemplation of the affect of future events.  We estimate option exercises and employee terminations based on historical data for groups of employees that have similar exercise and termination behavior (the groups identified are: a. employees, b. officers, and c. directors).  The expected term of options granted is derived by considering actual historical exercise data and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant.

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

A summary of option activity under the plans for the three months ended March 31, 2006 is as follows:

Directors	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	417	$8.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(15)	$4.25
Outstanding, March 31, 2006	402	$8.80	4.9 years	$0
Options Exercisable	327	$9.42	4.3 years	$0
Officers	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	867	$7.62
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(34)	$3.94
Outstanding, March 31, 2006	833	$7.78	4.5 years	$0
Options Exercisable	672	$8.65	4.2 years	$0
Employees	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	671	$5.83
Granted	--	--
Exercised	--	--
Forfeited	(7)	$4.05
Expired	(26)	$5.01
Outstanding, March 31, 2006	638	$5.89	4.6 years	$0
Options Exercisable	445	$6.74	4.0 years	$0

A summary of the status of the Company's Nonvested shares as of March 31, 2006 and changes during the three months then ended is as follows:

Nonvested Shares	Shares
Nonvested at January 1, 2006	492
Granted	--
Vested	(56)
Forfeited	(8)
Nonvested at March 31, 2006	428
22

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

As of March 31, 2006, there was approximately $545 of total unrecognized compensation expense related to nonvested stock options.  This expense is expected to be recognized in the remainder of 2006, 2007, 2008 and 2009 in the amounts of $308, $156, $59, and $22, respectively.  The total fair value of shares vested during the three-month period ended March 31, 2006 was $80 plus the value of the ESPP shares vesting of $12.

Employee Stock Purchase Plan.  In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchased stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Issuances of shares under the Employee Stock Purchase Plan occur each six months on June 30 and December 31.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At March 31, 2006, 339 shares have been purchased under this plan leaving 361 shares available for future issuance.  There were no issuances during the three months ended March 31, 2006.  The value of the 15% discount and a pro-rata share of the fair value of the implied six-month options is included in the cost of stock-based compensation expense for the quarter ending March 31, 2006.

1996 Director Stock Plan.  The Director Stock Plan provides for automatic and discretionary issuances of the Company's common stock to non-employee directors.  The principle purpose of the Plan is to compensate the non-employee Directors for their service on the Board.  Compensation is paid quarterly in the form of 50% cash and 50% in common stock issued from the Plan's reserve based on the closing market value on the last trading day of each fiscal quarter.  Compensation expense for the Board of Directors is reflected in General and Administrative expense for all periods presented.  The total expense is the combination of the cash portion and market value of the stock component on the date of issue.

An initial reserve of 160 shares was approved by the shareholders in 1996.  As of March 31, 2006, approximately 103 shares remain available for issuance.  Further details on the 1996 Director Stock Plan can be found in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.  The Plan was originally scheduled to expire in May 2006, however, a vote to extend the Plan for an additional five years will be taken at the 2006 Annual Meeting.

(15)     Subsequent Event

On May 4, 2006, Tripos completed the sale of 1,800 shares of Convertible Preferred Stock at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a Boston-based investment partnership, for gross proceeds of $5,500.  The shares of Convertible Preferred Stock represent approximately 18 percent of Tripos' outstanding common stock on an as-converted basis (1 preferred share is convertible into 1 share of common stock).  The Convertible Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years. If certain events occur prior to January 26, 2007, which events related primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Convertible Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs, are estimated at $5,000.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

Item 1.  Financial Statements (continued)

(16)     New Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties.  Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements.  These statements are based on current expectations and projections made by management and are not guarantees of future performance.  Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Risk Factors" in Part 1A of Tripos' Form 10-K for 2005.  Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Overview

We provide products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities.  Our offerings are applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics.  Through our own chemistry laboratories, we can also make those compounds for our clients.  Through strategic partnerships, we can also participate more directly with our clients in the development and testing of new therapeutic compounds for our clients.

The industries that we serve are highly research driven.  Mature pharmaceutical companies typically spend up to 20% of their annual revenues on research to find new blockbuster drugs.  This research process consists of several phases from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans.  The investment in research activity increases dramatically in the second and third phases.  Tripos' offerings

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

are most relevant to the initial phase of this activity, namely discovery of compounds.  Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process.   Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research.  Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world regarding drug pricing and regulation.

Tripos' software products are primarily sold on a renewable license basis, typically with terms of one to three years.  This business is generally predictable, as we have experienced high renewal rates in the past for licenses.  Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals.  Tripos' service businesses, both informatics and chemistry, are much less predictable.  The sales cycles for these offerings are typically long -- from six to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world.  To forecast potential business in these areas, Tripos management strives to closely interact with the management of our customers and is closely involved in business development activities for material service project opportunities.

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

Having been a public company spinout in 1994 with limited capital, we have focused on profitability and cashflow.  That said, we have not always been profitable, but have achieved profitability in certain years.  Major investments, such as the recent expansion of our chemistry research laboratories in England, have been funded by other successful investments (e.g. Arena Pharmaceuticals), cash from operations, temporary use of debt capacity, and grant funding.

We license our Discovery Informatics products and post-contract support ("PCS") as either perpetual licenses or time-based licenses, typically one to three-year renewable contracts.  The magnitude of these license fees is dependent on each customer's required usage levels, that is, the number of locations and individual users.  Variations in licensing levels range from tens of thousands up to several million dollars.  The following are descriptions of our current sales models for discovery software:

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

Our integration of chemistry and biological data in the life sciences industries creates a revenue opportunity for discovery informatics services (software consulting).  To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as FormsBuilder, SMART-IDEA, Benchware Notebook, ChemCoreRIO and AUSPYXTM to configure customized solutions for data management.  Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed.  These contracts may also generate substantial license fee revenue for our proprietary software technologies.  Similarly to our discovery informatics products, licensing levels are dependent on the number of users and sites and may range from the low hundred-thousands up to million dollar levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We develop and manufacture general screening compound libraries for sale to the life sciences industry for a fee per compound delivered.  In addition we offer our LeadDiscovery libraries which include higher value intellectual property rights (such as patent applications).  These compounds and libraries have created the opportunity to offer follow-up discovery research methods to customers for design and synthesis of focused libraries for lead optimization.  We also market a comprehensive research process to our life sciences customers for rapid and cost effective discovery.  This process combines advanced informatics, chemistry, and biology products and services, with proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

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

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the first quarter of 2006 were $8,470 compared to $15,043 in 2005, a decrease of 44%.  Discovery informatics products and support sales decreased 6% to $5,883 in 2006 from $6,263 for same period in 2005.  This decrease is primarily attributable to customer contracts that were not renewed due to a variety of reasons including changing customer needs and client financial resources.  Discovery informatics services revenues for the first quarter of 2006 increased 18% to $789 from $668 in the first quarter of 2005.  The increase was attributable to revenues related to progress on the Wyeth informatics contract exceeding the milestone recorded in the prior year on the Schering contract.  The timing of revenue recognition from discovery informatics services may fluctuate based on achievement of contractual milestones.  Discovery research sales accounted for $1,781 in the first quarter of 2006 and $8,102 in the same period in 2005, a decrease of $6,321 or 78%.  This decrease in discovery research business was almost entirely attributable to the completion of our four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer, Inc. in the fourth quarter of 2005.  Revenues from Pfizer in the first quarter 2005 were $6,420.  Hardware sales for the first quarter 2006 were $17 compared to $10 for the first quarter 2005.  We do not actively market hardware products, but rather facilitate customer demand when required.

Net sales for the Company's activities outside of North America represented approximately 49% and 80% for the three-month periods ending March 31, 2006 and 2005, respectively.  North American net sales accounted for 51% of 2006 and 20% of 2005 total first quarter sales.  Net sales in Europe decreased $7,672 or 69% to $3,469 for the first quarter of 2006 compared to 2005, and accounted for 41% and 74%, respectively, of total sales.  This decrease in Europe is principally related to revenues included in 2005 related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our U.K. office and completed in the fourth quarter 2005.  Net sales in the Pacific Rim decreased by 18% for the first quarter of 2006 compared to the same period in 2005.  The decrease was driven primarily by lower Discovery Research compound sales in 2006 versus 2005.  The Pacific Rim accounted for 8% and 6% of net sales for the three-month periods in 2006 and 2005, respectively.

Cost of sales for the three-month period ending March 31, 2006 decreased by $4,340 or 55% to $3,567 compared to $7,907 for the same period in 2005.  Cost of sales as a percent of net sales was 42% and 53% for the three-month periods in 2006 and 2005, respectively.  Included in the 2005 cost of sales was $4,724 related to the Pfizer contract.  The 2006 cost of sales number includes approximately $182 of incremental amortization expense related to capitalized software development costs for products that were released to the market in the third quarter of 2005.

Gross profit margin for the first quarter 2006 increased to 58% of total net sales versus 47% in the first quarter of 2005, primarily due to a shift in business such that Discovery Informatics now represents a larger percentage of business with higher margins compared to the first quarter of 2005.  This higher percentage of Discovery Informatics business is a result of our completion of the Discovery Research four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer, Inc. in the fourth quarter of 2005.  Gross profit margin related to Discovery Informatics products and support declined to 77% in 2006 versus 81% in 2005 due to lower revenues and comparable cost of sales levels.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit margin improved in Discovery Informatics Services compared to the prior year as the majority of the discovery informatics service revenues in the first quarter of 2005 were attributable to the Schering contract at zero margin.  We did not recognize gross margin on the Schering informatics consulting contract until the project was completed in late 2005 due to its historical losses.  Discovery Research gross profit margin on non-Pfizer business declined in the current year, primarily due to a complicated chemistry contract that operated at a loss in the period in addition to a three-party contract that generated zero margin to Tripos in the period.  Gross profit for the company is also dependent on costs of chemical materials and overhead, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

Sales and marketing expenses increased 2% to $3,010 for the first quarter of 2006 from $2,945 in the same period in 2005.  Sales and marketing expenses as a percentage of net sales were 36% and 20% for the three-month periods in 2006 and 2005, respectively.  The increase in sales and marketing spending was attributable to the addition of 3 employees this quarter versus the year-ago quarter plus relocation costs.  The increase as a percentage of total revenues is primarily due to overall lower sales (post Pfizer) and the fact that the majority of sales and marketing expenses are directed toward discovery informatics while a significant decrease occurred in Discovery Research revenues.

Research and development expenses increased by $901 or 47% to $2,822 from $1,921 and represented 33% and 13% of net sales for the three-month periods in 2006 and 2005, respectively.  The increase in quarterly R&D expense year-over-year was primarily attributable to a decrease in capitalization of costs for development related to discovery informatics products along with inefficiencies and redundant staff at our discovery research facility during the statutory consultation period leading to the reduction in force.  In December 2005 we announced that we had initiated a 30 day consultation period as mandated by UK law to complete a reduction in force for our Discovery Research business based in Bude, England.  We initiated this action to streamline our Discovery Research business and associated cost structure as a result of our successful completion of the four-year $90 million file enrichment project with Pfizer in the fourth quarter of 2005.  We completed this process in January 2006, reducing our workforce by 76 positions.  Reorganization and reassignment of chemistry staff were finalized during February leading to more normal production efficiencies in March 2006.  As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151"), there are more current period charges of approximately $275 in the first quarter of 2006 and we are estimating approximately $975 for fiscal year 2006 based upon decreased production.  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in inventory.

In 2006 we capitalized $235 related to one discovery informatics software product versus $599 in 2005 for six software products.

General and administrative expenses decreased $127 or 6% to $1,838 in 2006 from $1,965 for the first quarter of 2005, and represent 22% and 13% of net sales for the corresponding periods.  The reduced G&A expense for 2006 is a result of reduced staff, lower public company costs and lower legal defense costs now that we have met our deductible.

Stock-Based Compensation expense is included each area of expense (Selling and Marketing, Research and Development, and General and Administrative) in the first quarter of 2006.  The total of $92 is now required under FAS 123R.  Prior year amounts were reflected on a pro-forma basis in the footnotes to the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

financial statements.  See Note 14 for a further discussion of the prior year amounts and stock-based compensation accounting treatment.

Restructuring charge in the first quarter of 2006 represents the January 24, 2006 completion of a reduction in force for our Discovery Research business based in Bude, England that was initiated in December 2005 following completion of the four-year $90 million file enrichment project for Pfizer.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees at the laboratory by 76 positions.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of our US based employees resulted in a reduction of 9 positions.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $807 and $120 in the first quarter 2006 related to our Discovery Research and Discovery Informatics divisions, respectively, for one-time termination benefits and outplacement costs.  Of the $927 charge reflected in the statement of operations, $10 remains to be paid in the second quarter 2006.  The annualized effect of the downsizing is estimated to result in a cash savings from payroll and related benefits of $2,400.  This amount would have been distributed as follows:  $250 in Selling and Marketing; $1,790 in Research and Development; and $360 in General and Administrative.  Certain departments within R&D would have qualified for absorption into inventory and ultimately reduced through cost of sales.  Other variable costs related to production are not estimable at this time.

Interest expense increased to $501 in the first quarter in 2006 from $388 in the same period in 2005, due to increased interest rates on our revolving line of credit and mortgage note, the addition of 2 new capital leases in the first quarter 2006, and additional amortization of the debt discount that arose from the funding of the Optive Research acquisition in early 2005.

Other income was $291 in 2006 versus a loss of $(7) in 2005.  Included in 2006 is $251 related to currency gains, $25 of interest income and a $16 adjustment to our carrying value in the AM Pappas Life Science II Fund to reflect our current pro-rata share and the current valuation by the fund's managers.  The 2005 loss resulted from a currency loss of $128 and recording of an unrealized loss of $88 on our pro-rata share of an investment held in the A.M. Pappas Life Science II fund.  Offsetting these losses was a gain of $182 from the sale of shares of NuVasive, Inc. and interest income of $28.

Income tax benefit was $218 for the first three-months of 2006 compared to $71 for the same period in 2005, which represent effective tax rates of 6% and 79%, respectively.  The 6% effective tax rate for 2006 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of R&D tax credits in the U.K. and the valuation of certain net operating loss carry forwards.

Liquidity, Capital Resources and Capital Commitments

Net cash used in operations in 2006 was $84.  The primary uses of cash were from a net loss of $3,686, increases in inventories of $530, increases in prepaid expenses and other current assets of $336, reductions in accounts payable and accrued expenses of $1,207 along with lower deferred revenues of $1,228.  These uses of cash were partially offset by collections of accounts receivable of $5,422 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, totaling $1,391, along with the add-back of non-cash stock-based compensation expense of $92.  The increase in inventory is primarily related to on-going customer contracts.  The drop in accounts receivable reflects the collection of the seasonally higher balances outstanding at the end of the prior year.  Reductions in

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

deferred revenue reflect the ratable recognition of revenue in the quarter and the cyclicality of software contract renewals.  Payments on accounts payable and accrued expenses also reflect the higher seasonal year-end balances.  Net cash provided by operations in 2005 was $1,753.  The primary sources of cash were from reductions in accounts receivable of $5,565, reductions in inventory of $1,348 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, totaling $1,522.  These sources of cash were partially offset by payments of accounts payable and accrued expenses of $3,049 along with additions to prepaid expenses of $1,618 with a reduction in deferred revenue of $1,675.

Cash provided by investing activities during 2006 totaled $2,594, consisting of proceeds from the sale of equipment of $2,941, partially offset by property and equipment acquisitions of $112 and capitalized development costs for our discovery informatics software products of $235.  Cash used in investing activities during 2005 totaled $6,224 and were for property and equipment acquisitions of $1,076, capitalized development costs for our discovery informatics software products of $599, investment in the A.M. Pappas Life Science II fund of $125 and the cash used in the acquisition of Optive Research, Inc. of $4,762.  These were partially offset by $338 of gross proceeds from the sale of NuVasive shares.  Over the next 12 to 18 months of 2006-2007, we may be asked to fund the remainder of our investment commitment ($425) to the A.M. Pappas Life Science II Fund.

For 2006, cash used in financing activities was $3,287.  Cash payments on long-term debt and capital lease obligations totaled $4,687.  This was partially offset by borrowings under our revolving line of credit of $1,400.  For 2005, $5,049 of cash was generated through financing activities from the issuance of common stock of $500 and subordinated debt of $3,500 to fund part of the acquisition of Optive Research.  We had a net increase in outstanding borrowings on our line of credit with LaSalle Bank of $1,900 while making payments on our mortgage and capital leases of $851.

 On April 18, 2006, the Company and LaSalle Bank completed an amendment to the existing credit facility and mortgage loan.  The term of the revolving line of credit was extended to January 1, 2007 and the line of credit was amended to $6,000.  The amended line of credit will have a borrowing base equal to 80% of domestic and insured foreign accounts receivable plus $1.8 million allowance for the excess equity in U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.  Interest on the mortgage loan was modified to LIBOR plus 3.0%.  All other terms of the revolving line of credit remain the same.

On May 4, 2006, the Company completed the sale of 1.8 million shares of Convertible Preferred Stock at a price of $3.00 per share and issued 550,000 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a Boston-based investment partnership, for gross proceeds of $5,500.  The shares of Convertible Preferred Stock represent approximately 18% of Tripos' outstanding common stock on an as-converted basis.  The Convertible Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years. If certain events occur prior to January 26,2007, which events related primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Convertible Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs, are estimated at $5,000.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We expect to fund prospective operating needs and capital expenditures through cash from operations and other resources that become available to us.  We believe that we will be able to satisfy our liquidity and capital expenditure requirements for at least the next twelve months from the following sources:   cash, accounts receivable balances, projected cash flows from operations, access to available borrowings from LaSalle Bank, the proceeds from the sale of Convertible Preferred Stock and incremental capital leases, if any.  Also, we intend to seek a further extension of the LaSalle Bank facility prior to its expiration.  Although we have taken steps intended to better align our operating costs to our expected revenues as a result of the completion of our four year Pfizer contract, our working capital could be adversely affected if we are not entirely successful in these efforts.  However, we expect that our capital expenditure requirements will be substantially lower than in recent years due to the completion of our chemistry laboratory expansion.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of our credit facilities.

Although we have no current plans to do so, from time to time in the future we may determine to further enhance our capital resources.  In making decisions regarding access to additional capital, we would consider the availability and terms of financing alternatives, and the expected financial impact of any financing, including any near-term dilutive impact, that we might incur in pursuit of our objective to maintain financial flexibility to support planned and opportunistic growth of our business and the ongoing consideration of our strategic objectives.  Additional capital may be in the form of equity or debt securities, and may be raised in public offering or private placement transactions.

Critical Accounting Policies

For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2005.   With the adoption of FAS 123R at the beginning of fiscal 2006, we have determined that "Stock-Based Compensation" should be included as one of the Company's identified critical accounting policies. We account for stock-based compensation in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures").  Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.  There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December31, 2005.

New Accounting Pronouncements

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

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although from 2003 through 2005, these currencies have shown more significant variation.  Assets outside the United States subject to currency fluctuation are located in England, Germany and France.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.  The assets in foreign subsidiaries most susceptible to exchange rate variances were as follows:  US dollar/UK pound balances 2005 $13.0 million, and US dollar/Euro balances 2005 $3.0 million.  The potential reduction in fair value resulting from a hypothetical 10% adverse change in US dollar/UK pound currency exchange rates would be approximately $1.3 million at December 31, 2005, while the same 10% adverse movement in the US dollar/Euro rates would be approximately, $300,000 for 2005.  Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan.  We monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and may, at times, endeavor to mitigate this risk through the use of appropriate hedging instruments.

Item 4.  Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the date of such evaluation.  In our 2005 Form 10-K, the Company disclosed a material weakness over financial reporting related to exchange transaction gains/losses on certain intercompany balances caused by a spreadsheet error.  Management has determined that the Company has eliminated this material weakness in internal control over financial reporting through a series of remedial actions undertaken since the discovery of the material weakness.  These remedial actions include performing additional recalculations and reconciliations of foreign exchange transaction gains/losses on the intercompany balances and ending other comprehensive income balance, reconfirmation of intercompany settlements related to these balances and rectifying the errors within the consolidating spreadsheet application.

During the quarterly period covered by this report, there were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          No updates.  See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description.  Reference is made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2005 for a detailed description of legal proceedings.

Item 1A.   Risk Factors

          A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2006 and incorporated herein by reference.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

          None

Item 6.     Exhibits

3.1      Amended and Restated Articles of Incorporation dated February 25, 1994

3.2      Articles of Amendment (creating Series A Preferred Stock) dated January 26, 1996

3.3      Articles of Amendment (creating Series C Preferred Stock) dated May 2, 2006

10.21  Fifth Amendment to the Amended and Restated Loan Agreement with LaSalle Bank, N.A. dated April 18, 2006

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

TRIPOS, INC.

Date:	May 15, 2006	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	May 15, 2006	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	May 15, 2006	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary
36