Form 10-Q
period 2006-06-30
TRIPOS INC
filed 2006-08-11
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes              No            _X__

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 11, 2006: 10,276,262 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the Three- and Six-Months Ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	7-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27-37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Controls and Procedures	38

PART II OTHER INFORMATION	39-40
SIGNATURES	40

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	06-30-2006	12-31-2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,895	$ 6,241
Restricted cash	297	--
Accounts receivable, less allowance for doubtful accounts of $191	4,007	11,219
Inventory	7,270	5,155
Prepaid expenses	4,881	4,386
Total current assets	19,350	27,001

Property and equipment, less accumulated depreciation	25,204	26,789
Capitalized development costs, less accumulated amortization	2,378	2,291
Goodwill	5,322	5,255
Intangible assets, less accumulated amortization	3,311	3,554
Investments recorded at cost	1,711	1,695
Deferred income taxes	232	231
Other assets	553	--
Total assets	$ 58,061	$ 66,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,177	$ 5,241
Current portion of capital leases	3,159	2,741
Accounts payable	984	1,219
Accrued expenses	3,353	4,970
Deferred revenue	11,799	15,898
Total current liabilities	20,472	30,069

Long-term portion of capital leases	2,991	1,343
Long-term debt	5,572	5,891
Common stock warrants	682	--
Total liabilities	29,717	37,303

Redeemable convertible preferred stock, $0.01 par value, authorized 1,833 shares, issued 1,833 shares as of June 30, 2006	3,519	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,276 shares as of June 30, 2006 and 10,190 shares as of December 31, 2005.	103	102
Additional paid-in capital	43,299	41,846
Retained deficit	(17,668)	(12,377)
Accumulated other comprehensive loss	(909)	(58)
Total shareholders' equity	24,825	29,513

Total liabilities and shareholders' equity	$ 58,061	$ 66,816

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	06-30-2006	06-30-2005	06-30-2006	06-30-2005
Net sales:
Discovery informatics products & support	$ 6,210	$ 5,849	$ 12,093	$ 12,112
Discovery informatics services	1,728	580	2,517	1,248
Discovery research products & services	961	6,919	2,742	15,021
Hardware	8	11	25	21
Total net sales	8,907	13,359	17,377	28,402

Cost of sales	3,394	6,886	6,961	14,793
Gross profit	5,513	6,473	10,416	13,609

Operating expenses:
Sales and marketing	2,776	2,685	5,786	5,630
Research and development	2,631	1,991	5,453	3,912
General and administrative	1,646	1,922	3,484	3,887
Restructuring charge	--	--	927	--
Total operating expenses	7,053	6,598	15,650	13,429

Income (loss) from operations	(1,540)	(125)	(5,234)	180

Interest expense	(527)	(393)	(1,028)	(781)
Other income (loss), net	881	(650)	1,172	(657)
Loss before income taxes	(1,186)	(1,168)	(5,090)	(1,258)

Income tax expense (benefit)	202	(1,979)	(16)	(2,050)
Net income (loss)	(1,388)	811	(5,074)	792

Preferred dividends	217	--	217	--

Net income (loss) available to common shareholder	$ (1,605)	$ 811	$ (5,291)	$ 792

Basic income (loss) per share	$ (0.16)	$ 0.08	$ (0.52)	$ 0.08
Basic weighted average number of shares	10,194	10,091	10,192	10,075
Diluted income (loss) per share	$ (0.16)	$ 0.08	$ (0.52)	$ 0.08
Diluted weighted average number of shares	10,194	10,107	10,192	10,125

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)	Six Months Ended
	06-30-2006	06-30-2005
Operating activities:
Net income (loss)	$ (5,074)	$ 792
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,059	1,999
Amortization of capitalized development costs & intangibles	611	308
Amortization of debt discount	126	28
Amortization of deferred issuance costs	36	--
Gain on revaluation of common stock warrants	(358)	--
Appreciation (depreciation) in foreign currency hedge instruments	--	(85)
Deferred tax benefit	4	(1,177)
Gain from sale of marketable securities	--	(240)
Write-down (carrying value adjustment) of long-term investment	(16)	88
Loss on retirement of assets	7	--
Stock-based compensation expense	218	--
Non employee and director stock compensation expense	20	--
Change in operating assets and liabilities (excluding acquired business):
Restricted cash	(298)	--
Accounts receivable	7,930	5,427
Inventories	(1,769)	2,157
Prepaid expenses and other current assets	653	(736)
Accounts payable and accrued expenses	(3,219)	(4,878)
Deferred revenue	(4,995)	(2,716)
Net cash provided by (used in) operating activities	(4,065)	967
Investing activities:
Purchases of property and equipment	(314)	(537)
Capitalized development costs	(455)	(1,157)
Acquisition of business, net of cash received	--	(4,753)
Proceeds from the sale of marketable securities	--	426
Proceeds from the sale of equipment	3,799	1,995
Investment in unconsolidated affiliates	--	(125)
Net cash provided by (used in) investing activities	3,030	(4,151)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	172	29
Proceeds from issuance of common stock	--	500
Proceeds from issuance of preferred stock	4,891	--
Payments of cash dividends on preferred stock	(93)	--
Borrowings under revolving line of credit	2,300	9,580
Proceeds from issuance of long-term debt and capital leases	--	3,500
Payments on long-term debt and capital lease obligations	(8,967)	(8,850)
Net cash provided by (used in) financing activities	(1,697)	4,759

Effect of foreign exchange rate changes on cash and cash equivalents	(614)	423

Net increase (decrease) in cash and cash equivalents	(3,346)	1,998
Cash and cash equivalents at beginning of period	6,241	4,171
Cash and cash equivalents at end of period	$ 2,895	$ 6,169

See accompanying notes.

Item 1.  Financial Statements (continued)

Supplemental Disclosure of Cash Flow Information (amounts in thousands)

Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

	Three Months Ended
	06/30/2006	06/30/2005
Noncash investing activities
Increase in fair value of marketable securities, net of tax effect	$ --	$ 42
Purchase of new equipment through capital lease financing	3,966	1,995
Issuance of common stock warrants with PIPE financing	1,069	--
Beneficial conversion feature of preferred stock and other
preferred stock discounts	(2,055)	--
Accretion of preferred stock discount	124	--

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

Tripos was formed in 1979 to commercialize software for molecular visualization, analysis and design.  In building our discovery informatics solutions, we have focused on developing an integrated suite of offerings at the leading edge of scientific research.  In addition to our discovery informatics product and service offerings, we engage in chemistry research enhanced by informatics capabilities to produce high-value products and services that directly impact our customers' discovery programs.  In certain cases with customers, these capabilities have created opportunities for us to participate in research collaborations, in which we have the potential for milestones and/or royalty interests in early-stage new drug candidates.

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

Item 1.  Financial Statements (continued)

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

We have a geographically diverse customer base, with approximately 50% of our 2006 year-to-date revenues derived from customers outside of North America.  Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany.  We also sell our products through representatives in Brazil and around the Pacific Rim.  Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Bude, England.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included.  For a further description of accounting policies, please refer to the "Description of Business and Summary of Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2005.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Our largest sources of software license revenue are from Term and Bundled licenses.  These are time-based arrangements for one or multiple software products that are sold together with maintenance and support for the term of the license arrangement.  We do not have Vendor Specific Objective Evidence ("VSOE") to determine fair value of the maintenance and support in term arrangements and therefore

Item 1.  Financial Statements (continued)

recognize revenues from these bundled time-based licenses ratably over the license term, which typically range from 1 to 3 years.

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

Discovery Informatics Services

Discovery Informatics Services (DIS) includes contracts for the development of packaged Tripos software and/or for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects).  Technological feasibility exists on these software arrangements as they normally leverage our existing products or techniques.  These arrangements typically include installation at the customer's site.  We account for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

In applying the provisions of SOP 81-1 the percentage of completion method of accounting for long-term contracts is utilized.  Percentage of completion accounting provides for two methods to record long-term contract activity:  1) For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer.  2) For contracts without distinct milestones, we measure progress using the cost-to-cost method (cumulative costs as a percentage of total expected costs to complete), which approximates progress towards completion.  In addition, when current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period that the loss becomes evident.

DIS also includes software development ("SD") projects that are contractual arrangements with customers to leverage our expertise in developing a scientific software tool for use in drug discovery.  Billings may be on a time and materials basis; accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates.  Other contracts may be accounted for under milestone or completed contract basis depending on the negotiated terms.  For these arrangements, cost and revenues are deferred until achievement of the milestone or completion of the contract.

Item 1.  Financial Statements (continued)

Discovery Research Products and Services

Discovery research sales include:  (1) sales of chemical compounds from inventory, (2) sales of compounds with associated exclusive intellectual property, (3) long-term contracts to design and produce chemical compounds to customer specifications, (4) contracts to perform high-throughput analytical and/or purification, of (5) contracts to perform discovery research activities.

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

An access fee for our LeadDiscovery programs is recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  Customers deciding to retain exclusive rights to promising compounds in the selection are required to pay an additional fee.  Certain customers may engage Tripos for follow-on discovery research services to further refine the lead compound at additional cost.

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

Inventory

We account for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and not included in overhead as required by Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We have adopted FAS 151 effective January 1, 2006.  The adoption of FAS 151 coincided with the completion of our four-year $90 million file enrichment project with Pfizer.  As a result, there are more current period charges of approximately $197 and $472 in the second quarter and first six months of 2006, respectively, and we are estimating a total of approximately $935 for fiscal year 2006 based upon decreased production.

Item 1.  Financial Statements (continued)

(2)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three-month Period		Six-month Period
	06-30-2006	06-30-2005	06-30-2006	06-30-2005
Net income (loss) available to common shareholder	$ (1,605)	$ 811	$ (5,291)	$ 792
Unrealized gain (loss)on marketable securities	--	11	--	53
Less: reclassification for (gain) loss included in net income	--	(36)	--	(149)
Foreign currency translation adjustments	(553)	806	(851)	1,315
Comprehensive income	$ (2,158)	$ 1,592	$ (6,142)	$ 2,011

The components of accumulated other comprehensive income, net of related tax, at June 30, 2006 and December 31, 2005 were as follows:

	06-30-2006	12-31-2005
Foreign currency translation adjustments	$ (909)	$ (58)
Accumulated other comprehensive loss	$ (909)	$ (58)

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

On March 21, 2006, the parties reached a tentative agreement to settle the class action litigation.  The total amount of the settlement is $3,150 which is to be paid by our insurers.  The settlement was subject to court approval after notice and an opportunity to object was provided to the putative shareholder class.  On August 4, 2006, the Court entered an order approving the settlement and dismissing with prejudice all claims against the defendants.

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

On March 21, 2006, the parties reached a tentative agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of attorneys' fees of $200 to plaintiffs' counsel.  All fees are to be paid by our insurers.  A court date has not yet been established for review of the terms of settlement.  There can be no assurance that the settlement will be approved, in which case we will continue to vigorously defend ourselves against these claims.

Grant Programs

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR") was awarded a GBP2400 grant by the U.K Department of Trade and Industry ("DTI") based on the creation of jobs in the region and capital investment.  In 2002 and 2004 we met all criteria for the first and second installments and received GBP550 and GBP990, respectively.  We are obligated to repay portions or all of the grant money received for a period of up to 24 months after our last draw under the DTI grant programs if we eliminate jobs or exit the property.  On January 24, 2006 we reduced headcount as described in Note 11 by seventy-six positions.  Calculation of any amounts repayable to the U.K. government will be based on employee staffing levels at December 31, 2006.  Actual staffing levels at that date will be compared to staffing levels previously funded by the grant.  Any shortfall in actual staffing could require repayment to the DTI calculated at a rate of GBP17 per employee up to a maximum amount of GBP1,540 (approximately $2,800).  The Company has initiated preliminary discussions with the DTI with the goal of negotiating a reduced repayment obligation.  The Company has yet to receive an indication from the DTI as to the amount to be repaid nor as to the timing of the repayments, if any.

(4)     Significant Customer

During the second quarter and six months ended June 2006, Wyeth represented 17% and 12%, respectively, of total net sales.  We license our discovery software products to Wyeth and also have contracts with Wyeth for two collaborative software development projects.  No other customer represented over 10% of total net sales in either the three or six-month periods in 2006.  During the second quarter and six months ended June 2005, Pfizer, Inc. represented 51% and 48%, respectively, of total net sales.  We provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries which was completed in the fourth quarter 2005.  We continue to provide multi-year worldwide licenses to our discovery software products to Pfizer during 2006; however revenues from Pfizer have dropped below 10% of second quarter and six months ended June 2006 total revenues.

Item 1.  Financial Statements (continued)

(5)     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2006 and 2005.

	Three-months Ended		Six-months Ended
	06-30-2006	06-30-2005	06-30-2006	06-30-2005
Numerator:
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ (1,605)	$811	$ (5,291)	$ 792
dividends accruing to preferred shareholders (Note C)	--	--	--	--
Numerator for diluted earnings per share	$ (1,605)	$811	$ (5,291)	$792
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,194	10,091	10,192	10,075
Effect of dilutive securities:
Warrants (Note A)	--	--	--	--
Employee stock options (Note B)	--	16	--	50
Assumed conversion of Series C preferred Shares (Note C)	--	--	--	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,194	10,107	10,192	10,125

Basic and diluted earnings (loss) per share	$ (0.16)	$ 0.08	$ (0.52)	$ 0.08

Note A: For the three and six-months periods in 2006 and 2005, the dilutive effect of the 156 outstanding warrants to purchase shares of common stock issued to Horizon has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  The 550 warrants and 16 warrants issued to Midwood Capital and Seven Hills, respectively, have also been excluded for the three and six-months periods in 2006 as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

Note B:  For the three and six-months periods in 2006, weighted average shares outstanding did not include shares related to the effect of employee stock options as none were exercisable due to the market price of the Company's common stock during the periods.

Note C:   For the three and six-months periods ending June 30, 2006, weighted average shares outstanding were not adjusted for the conversion of the Series C Preferred Stock as their inclusion would have been anti-dilutive.  Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

For additional disclosures regarding earnings per share, see the notes to the Company's 2005 consolidated financial statements in its Form 10-K.

Item 1.  Financial Statements (continued)

(6)     Inventory

We maintain a physical inventory of chemical compound libraries in various states of completion for LeadQuest, LeadDiscovery and customer-specific chemistry research projects.  Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market.  In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible chemical degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values.  If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken.  A portion of the LeadQuest inventory is used in discovery research projects.  Amortization of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life.  Similarly, LeadDiscovery libraries containing patented compound series are amortized over the anticipated patent life.  The remaining LeadDiscovery libraries are amortized over a 10-year period.  Amortization related to these inventory components was $66 during the second quarter and $134 for the six-month period of 2006.  In all cases, customers may purchase any or all remaining quantities of LeadQuest or LeadDiscovery libraries.  Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts.

Inventory balances at June 30, 2006 and December 31, 2005 were:

	06-30-2006	12-31-2005
Raw materials	$ 1,900	$ 1,763
Work in process	5,629	3,339
Finished goods	3,214	3,217
Reserve for obsolescence	(3,473)	(3,164)
Total inventory	$ 7,270	$ 5,155
Costs of discovery research customer projects included in Work in Process and Finished Goods above	$ 882	$ 534

(7)     Time-based Software License Arrangements

Certain time-based software license arrangements are covered by non-cancelable agreements whose terms generally range from one to five years.  The typical term of the contracts is three years.  Revenue from these time-based software license arrangements is recognized ratably over the agreed term.  The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after June 30, 2006:

Revenues to be recognized in:	Amount
2006 (remaining 2 quarters)	$ 9,279
2007	7,140
2008	1,568
2009 and later	188
Total	$ 18,175

Item 1.  Financial Statements (continued)

(7)     Time-based Software License Arrangements (continued)

Tripos is typically paid annually under these contracts.  Shown below are the amounts to be billed under these contracts subsequent to June 30, 2006 (amounts not included in the accompanying balance sheets at June 30, 2006).

Amounts to be billed in:	Amount
2006	$ 6,003
2007	3,045
2008	442
Total	$ 9,490

(8)     Debt Facilities

As of June 30, 2006 we have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building, due to expire on January 1, 2007 and April 18, 2008, respectively.  The line of credit and mortgage loan were both amended in April 2006.  The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The revolving line of credit borrowing capacity was amended to $6,000 and has a borrowing base of 80% of domestic and insured foreign accounts receivable plus an allowance of $1,800 against excess equity in U.S. real estate.  Covenants under the amended credit facility include a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.  Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate.  The line of credit carries a commitment fee of 3/8% of the unused portion of the line.  All other terms of the revolving line of credit remain the same.  Due to the short term commitment of the amended credit facility, draws on the line of credit are classified as short-term debt. Borrowing base availability was $4,728 and we had no borrowings outstanding at June 30, 2006.  The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule.  Interest on the mortgage loan was modified to LIBOR plus 3.0%.  Interest rates paid by the Company on the mortgage averaged 7.2% and 7.0% during the second quarter of 2006 and first six months of 2006, respectively.  As of June 30, 2006, $3,589 was remaining on the mortgage.

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

Item 1.  Financial Statements (continued)

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

In April 2006, we extended the financing of certain equipment at our research laboratory for which capital leases were expiring.  The replacement capital leases generated proceeds of $858 which was equal to the net book value of the equipment.  This equipment remains active and in service for our operations.

(10)     Goodwill and Other Intangible Assets

At June 30, 2006 and December 31, 2005, the Company had the following intangible asset balances:

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$ 3,590	$ 573	$ 3,590	$ 382
Noncompete agreements	350	139	350	92
Patents and trademarks	192	109	192	104
Total	$ 4,132	$ 821	$ 4,132	$ 578

Amortized intangible assets have the following weighted average useful lives as of June 30, 2006:  acquired software -- 14.4 years; non-compete agreements -- 3.9 years; patents and trademarks -- 16.7 years; and intangible assets in total -- 13.6 years.

Amortization expense was approximately $122 and $95 for the three-month periods ended June 30, 2006 and 2005, and $243 and $242 for the six-month periods respectively.  Estimated annual amortization expense for the next 5 years is: 2006 - $486; 2007 - $476; 2008 - $475; 2009 - $391 and 2010 - $9.

The changes in the carrying amount of goodwill for the three months ended June 30, 2006 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2005	$ 4,308	$ 947	$ 5,255
Foreign currency translation adjustments	--	67	67
Balance at June 30, 2006	$ 4,308	$ 1,014	$ 5,322

The goodwill related to Discovery Informatics is not tax deductible.

Item 1.  Financial Statements (continued)

(11)    Restructuring Charge

On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England which was previously announced on December 19, 2005.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees by 76 positions to streamline and refine our Discovery Research business and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of our US based employees resulted in a staff reduction of 9 employees.  As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter 2006 of approximately $807 and $120 related to our Discovery Research and Discovery Informatics divisions, respectively, for one-time termination benefits and outplacement costs.  These costs are recorded in the consolidated statement of operations in the restructuring charge line item.  All costs associated with these restructurings were paid by the end of the second quarter.

The following table summarizes the restructuring activity as of June 30, 2006:

	Discovery Informatics	Discovery Research	Total
Restructuring charge first quarter 2006	$ 120	$ 807	$927
Cash payments first quarter 2006	(114)	(803)	(917)
Accrual balance at March 31, 2006	$ 6	$ 4	$10
Cash payments second quarter 2006	(6)	(4)	(10)
Accrual balance at June 30, 2006	$ --	$ --	$ --

(12)     Long-term Investments

Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas.  This fund invests in new and developing companies in the life science sector.  Our investment commitment of $2,500 represents approximately 2.0% of the total capital of the fund.  As of June 30, 2006 we had invested $2,075 or 83% of our total commitment.  The fund's managers record investment impairments when identified, for which we recognize our pro-rata share of such impairments.  During the first quarter of 2005, we recorded our pro-rata share of impairments totaling $88.  Our net investment balance in the A.M. Pappas Life Science Ventures II Fund at June 30, 2006 totals $1,520, and is reflected in investments recorded at cost on the balance sheet.

During the third quarter 2005, we received shares of common stock of Infinity Pharmaceuticals, a private cancer drug discovery and development company, valued at $191 as part of an early termination agreement for a software license contract.  Compensation for the early termination agreement consisted of cash plus shares and represented the full value of our software license agreement.  Our investment in the shares is also recorded in investments recorded at cost on the balance sheet.  In April 2006, Infinity Pharmaceuticals announced its intent to merge with Discovery Partners International, Inc. to become a public company.  As of June 30, 2006, the merger had not yet been completed.  Upon completion of the merger, our investment in the combined company will be moved to Marketable Securities with the value of the investment being marked-to-market each period thereafter.

Item 1.  Financial Statements (continued)

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

Summarized financial information concerning the industry segments follows:

DI = Discovery Informatics

DR = Discovery Research

	Three-Months End June 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
Revenues:
DI products (including hardware)	$ 6,218	$ --	$ 6,218	$ 5,860	$ --	$ 5,860
DI services	1,728	--	1,728	580	--	580
DR products & services	--	961	961	--	6,919	6,919
Total revenues	$ 7,946	$ 961	$ 8,907	$ 6,440	$ 6,919	$ 13,359

Depreciation & amortization	$ 562	$ 736	$ 1,298	$ 325	$ 383	$ 708
Corporate non-allocated			44			91
Depreciation & amortization on statement of operations			$ 1,342			$ 799

Operating income (loss)	$ 1,055	$ (1,270)	$ (215)	$ 935	$ 497	$ 1,432
Non-allocated corporate department expense			(1,325)			(1,557)
Operating loss on statement of operations			$ (1,540)			$ (125)

Long-lived assets	$ 15,629	$ 20,586	$ 36,215	$ 17,604	$ 23,815	$ 41,419

Total assets (1)	$ 24,990	$ 29,879	$ 54,869	$ 27,440	$ 37,178	$ 64,618
Consolidated cash			3,192			6,169
Total assets on balance sheet			$ 58,061			$ 70,787

(1)            Excludes cash and cash equivalents and restricted cash of $3,192 and $6,169 in 2006 and 2005, respectively as cash and cash equivalents are monitored on a consolidated basis.

Item 1.  Financial Statements (continued)

(13)     Segments (continued)

	Six-Months End June 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
Revenues:
DI products (including hardware)	$ 12,118	$ --	$ 12,118	$ 12,133	$ --	$ 12,133
DI services	2,517	--	2,517	1,248	--	1,248
DR products & services	--	2,742	2,742	--	15,021	15,021
Total revenues	$ 14,635	$ 2,742	$ 17,377	$ 13,381	$ 15,021	$ 28,402

Depreciation & amortization	$ 1,124	$ 1,458	$ 2,582	$ 693	$ 1,433	$ 2,126
Corporate non-allocated			88			181
Depreciation & amortization on statement of operations			$ 2,670			$ 2,307

Operating income (loss)	$ 926	$ (3,440)	$ (2,514)	$ 2,028	$ 1,180	$ 3,208
Non-allocated corporate department expense			(2,720)			(3,028)
Operating income (loss) on statement of operations			$ (5,234)			$ 180

Long-lived assets	$ 15,629	$ 20,586	$ 36,215	$ 17,604	$ 23,815	$ 41,419

Total assets (2)	$ 24,990	$ 29,879	$ 54,869	$ 27,440	$ 37,178	$ 64,618
Consolidated cash			3,192			6,169
Total assets on balance sheet			$ 58,061			$ 70,787

(2)            Excludes cash and cash equivalents and restricted cash of $3,192 and $6,169 in 2006 and 2005, respectively as cash and cash equivalents are monitored on a consolidated basis.

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

As a result of adopting FAS 123R on January 1, 2006, earnings before income taxes and net income for the three- and six-months ended June 30, 2006 were both $126 and $218 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the three- and six-months ended June 30, 2006 was reduced by $0.01 and $0.02 per share, respectively, as a result of the adoption of this statement.  The majority of options granted by the Company qualify as Incentive Stock Options (ISO) for which no tax benefit is available to be recognized until the options are exercised and sold by the grantee within one year of exercise.  Typically, Non-Qualifying (NQ) options provide a deferred tax benefit to the Company at the time of grant and normally a tax benefit in the year of exercise.  However, due to the Company's present net deferred tax asset position, a valuation allowance was recorded to offset the projected tax benefit from the compensation expense recorded in the second quarter and year to date.  The Company will only realize the tax benefits when and if they result in an actual reduction in taxes payable.

Prior to the adoption of FAS 123R, we presented tax benefits for which we received deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.  FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no exercises of stock options in the first half of 2006.  The effect of FAS 123R on our year-to-date consolidated statement of cash flows was to add back the $218 of non-cash compensation expense to the cash flows from operating activities.  Since no options were exercised during the first or second quarter of 2006, no tax benefits were recorded as financing proceeds in the cash flow statement.

The following table illustrates the effect on the second quarter and six-months of 2005 net earnings and earnings per basic and diluted common share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based employee compensation plans.  For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing valuation model and amortized to expense over the options' vesting periods.

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

	Three-month Period	Six-month Period
	06-30-2005	06-30-2005
Net income as reported	$ 811	$ 792
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	188	302
Pro forma net income	$ 623	$ 490

Pro forma income per share:
Basic and diluted- as reported	$ 0.08	$ 0.08
Basic and diluted- pro forma	$ 0.06	$ 0.05

Equity Incentive Plans.  In 2005, we adopted the 2005 Equity Incentive Plan ("2005 Plan") that provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares are available for issuance under the 2005 Plan plus any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expire unexercised, up to a maximum of 300,000 shares.  As of June 30, 2006, only stock options have been granted.  Stock options may be granted under the 2005 Plan at an exercise price not less than 100% of the fair market value on the date of grant.  Options become exercisable and expire at the times and terms established by the administrator, but generally vest over four years and expire five to ten years after the grant date.  The Company satisfies the exercise of stock options by issuing new shares.  Options for 25 shares were granted during the six months ended June 30, 2006.  No options have been exercised in 2006.

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

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

Directors	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	417	$8.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(15)	$4.25
Outstanding, June 30, 2006	402	$8.80	4.7 years	$0
Options Exercisable	345	$9.22	4.2 years	$0

Officers	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	867	$7.62
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(64)	$3.62
Outstanding, June 30, 2006	803	$7.95	4.4 years	$0
Options Exercisable	667	$8.75	4.1 years	$0

Employees	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	671	$5.83
Granted	25	$2.99
Exercised	--	--
Forfeited	(7)	$4.05
Expired	(31)	$5.14
Outstanding, June 30, 2006	658	$5.77	4.3 years	$0
Options Exercisable	452	$6.71	3.8 years	$0

A summary of the status of the Company's Nonvested shares as of June 30, 2006 and changes during the six months then ended is as follows:

Nonvested Shares	Shares
Nonvested at January 1, 2006	492
Granted	25
Vested	(100)
Forfeited	(19)
Nonvested at June 30, 2006	398

Item 1.  Financial Statements (continued)

(14)      Stock-based Compensation (continued)

As of June 30, 2006, there was approximately $465 of total unrecognized compensation expense related to nonvested stock options.  This expense is expected to be recognized in the remainder of 2006, 2007, 2008 and 2009 in the amounts of $219, $164, $60, and $22, respectively.  The total fair value of shares vested during the three and six-month periods ended June 30, 2006 was $109 and $189, respectively plus the value of the ESPP shares vesting in the same periods of $17 and $29, respectively.

Employee Stock Purchase Plan.  In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchased stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Issuances of shares under the Employee Stock Purchase Plan occur each six months on June 30 and December 31.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At June 30, 2006, 418 shares have been purchased under this plan leaving 282 shares available for future issuance.  79 shares were issued on June 30, 2006.  The value of the 15% discount and a pro-rata share of the fair value of the implied six-month options is included in the cost of stock-based compensation expense for the three and six-months ending June 30, 2006.

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

An initial reserve of 160 shares was approved by the shareholders in 1996 with an expiration date of May 2006.  A proposal to extend the Plan an additional five years was approved at the Annual Meeting of Shareholders held on May 17, 2006.  As of June 30, 2006, approximately 99 shares remain available for issuance.  Further details on the 1996 Director Stock Plan can be found in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

(15)     Series C Preferred Stock

On May 4, 2006, Tripos completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs incurred by the Company, were approximately $4,900, of which $3,100 was utilized to reduce the borrowings under the revolving line of credit to zero.  The warrants to purchase common stock were exercisable upon issuance.  The shares of Preferred Stock represent approximately 18 percent of Tripos' outstanding common stock on an as-converted basis (1 preferred share is convertible into 1 share of common stock).  Each outstanding share of Preferred Stock is entitled to voting rights equal to the number of full shares of Common Stock into which such shares are convertible on the date of issuance.  The Preferred Stock also has preferential distribution rights in the event of a liquidation, dissolution or winding-up of the Company or a deemed liquidation.  The Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years at the option of the holders.  If certain events occur prior to

Item 1.  Financial Statements (continued)

(15)     Series C Preferred Stock (continued)

January 26, 2007, which events relate primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

Upon issuance, the fair value of the warrants was determined based on the Black-Scholes option-pricing model and recorded on the balance sheet as a liability in the amount of $1,040.  The warrants were determined to be a liability, as under Emerging Issues Task Force ("EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", they could not be recorded in equity due to registration rights obligations and cash penalty requirements that were not capped in the event of an unsuccessful registration.  The maximum penalty for failure to register or maintain effectiveness of a registration was determined to exceed the spread between the fair value of a registered and unregistered share and, as such, cash settlement was assumed for this determination.  The weighted-average assumptions utilized in determining the Black-Scholes values were as follows:  stock price-$2.96; strike price-$3.50; dividend yield-0%; risk-free interest rate-5.0%; volatility factor-0.79 and expected life-5 years.  The Company will reassess the fair value of the warrants on a quarterly basis until exercise or expiration and record any resulting gain or loss through "other income" in the statement of operations.  The Company evaluated the conversion feature of the preferred stock under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and determined that it was clearly and closely related to the host contract (preferred stock) and was more akin to equity.  The conversion feature therefore was not separated from the host contract.  The equity features of the preferred stock are voting rights similar to common stock, participation in distributions to common shareholders, the holder has a residual interest in the Company, and the preferred shares are not mandatorily redeemable.  The Company therefore determined that the conversion feature should be evaluated under EITF No. 98-5, " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."  After taking into account the allocation of the proceeds to the warrants, the Company determined that the Preferred Stock contained a beneficial conversion feature valued at $1,015 based upon the intrinsic value of the shares at the closing stock price versus the value assigned to the preferred stock.  Together, the value assigned to the warrants and the beneficial conversion feature created a preferred stock discount in the amount of $2,055, which is being accreted through preferred dividend expense over a two-year period using the effective interest rate methodology.  In addition the transaction costs of $588 were recorded as a deferred issuance cost on the balance sheet and are being amortized to interest expense over a two-year period also using the effective interest rate methodology.  Included in the transaction costs are 16 warrants valued at $29 to purchase common stock issued to the placement agent.  These warrants were issued with the same terms as the warrants issued to the holders of Preferred Stock.  Accretion of the preferred stock discount and amortization of the deferred issuance cost during the second quarter 2006 totaled $124 and $36, respectively.  The Company adjusted the warrant valuation at June 30, 2006 to the fair value at that date of $682 indicated by Black-Scholes, reducing the liability by $358 and recording a gain through "other income" in the statement of operations.  The Black-Scholes assumptions utilized at June 30 were the same as the assumption utilized upon issuance with the exception of the stock price reduced to $2.17, the risk-free interest rate adjusted to 5.1% and the expected life reduced to 4.85 years.

Item 1.  Financial Statements (continued)

(15)     Series C Preferred Stock (continued)

Cash in the amount of $388 was deposited into a separate account at LaSalle Bank to cover dividends payable up to December 31, 2006.  On June 30, 2006, dividends of $93 were paid from this account to Midwood Capital.  The remaining balance and accrued interest of $297 are shown as "Restricted cash" on the Consolidated Balance Sheets.

(16)     New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

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

(17)      Subsequent Events

In August 2006, the Company conducted a further smaller reduction of staff levels at its laboratory facility in Bude, England.  Costs associated with this effort, when finalized, will be reflected in the Company's third quarter 2006 financial results.

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

The industries that we serve are highly research driven.  Mature pharmaceutical companies typically spend up to 20% of their annual revenues on research to find new blockbuster drugs.  This research process consists of several phases from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans.  The investment in research activity increases dramatically in the second and third phases.  Tripos' offerings are most relevant to the initial phase of this activity, namely discovery of compounds.  Our products and services are designed and intended to provide our pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process.   Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research.  Further, decisions by the pharmaceutical industry concerning their research investments are strongly influenced by decisions by the various governments of the world regarding drug pricing and regulation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tripos' software products are primarily sold on a renewable license basis, typically with terms of one to three years.  This business is generally predictable, as we have experienced high renewal rates in the past for licenses.  Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals.  Tripos' service businesses, both informatics and chemistry, are much less predictable.  The sales cycles for these offerings are typically long -- from six to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the extent to which governments regulate local pharmaceutical pricing.  To forecast potential business in these areas, Tripos management strives to closely interact with the management of our customers and is closely involved in business development activities for material service project opportunities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Bundled licenses:

Time-based bundled licenses are an alternative to perpetual licenses.  This type of license allows our customers to obtain multiple software products bundled with PCS that is coterminus with the period of the arrangement.  A bundled license includes specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract.  Tripos software is sold to professional users on an "off the shelf" basis in which the customer is responsible for installation.  These non-cancelable, non-refundable contracts are normally three years in duration although certain customers request shorter or longer contract periods.  At the end of the contract term, the customer must renew the license, or the software will cease to operate.  PCS, which includes unspecified updates, upgrades, and "help desk" services, is included in the total price of the contract.  The PCS provided under bundled arrangements is the same as that provided to customers under perpetual agreements.  Bundled contract pricing is taken from our established price list (includes package pricing and a-la-cart pricing) that is based on the number of users and length of term.  All contracted products are delivered at inception.  If the customer should want additional modules, users, or license to any new software products, the customer must enter a new contract (or addendum) and pay the incremental fees to purchase these items.  Software revenue and PCS revenues under bundled license agreements are recognized ratably over the contract period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the second quarter of 2006 were $8,907 compared to $13,359 in 2005, a decrease of 33%.  Discovery informatics products and support sales increased 6% to $6,210 in second quarter 2006 from $5,849 for same period in 2005.  This increase is primarily attributable to licenses for technologies provided to Wyeth Pharmaceuticals as part of our informatics service contract, expansion of licenses with existing customers and strong product sales in the Pacific Rim.  Discovery informatics services revenues for the second quarter of 2006 increased 198% to $1,728 from $580 in the second quarter of 2005.  The increase was principally attributable to revenues related to progress on the Wyeth informatics contract in 2006 compared to a collection of smaller assignments in the prior year.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones.  Discovery research sales accounted for $961 in the second quarter of 2006 and $6,919 in the same period in 2005, a decrease of $5,958 or 86%.  This decrease in discovery research business was attributable to the completion of our four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer, Inc. in the fourth quarter of 2005.  Revenues from Pfizer in the second quarter 2005 were $6,255.  Hardware sales for the second quarter 2006 were $8 compared to $11 in 2005.  We do not actively market hardware products, but rather facilitate customer demand as necessary.

For the six-month period in 2006, total net sales decreased 39% to $17,377 from $28,402 for the same period in 2005.  The decrease was primarily attributable to the completion of the four-year discovery research contract with Pfizer at the end of 2005.  Discovery software and support sales were essentially flat for the six-month periods at $12,093 and $12,112 in 2006 and 2005, respectively.  Revenues from discovery informatics services increased by 102% to $2,517 for the six-month period in 2006 from $1,248 in 2005.  The increase in discovery informatics service revenues is principally attributable to work being performed on the project for Wyeth for the implementation of our Benchware SMART-IDEA technologies and progress on other projects.  Discovery research revenues decreased by 82% for the first six months in 2006 to $2,742 from $15,021.  The decrease in discovery research revenues was from the completion of the Pfizer compound file enrichment project in 2005.  Revenues from discovery research projects for other customers are higher than 2005 by 14%.

Net sales for the Company's activities outside of North America represented approximately 47% and 77% for the three-month periods and 48% and 78% for the six-month periods ending June 30, 2006 and 2005, respectively.  North American net sales accounted for 53% of 2006 and 23% of 2005 total second quarter sales.  For the respective six-month periods, North American sales were 52% in 2006 and 22% in 2005.  Net sales in Europe decreased $6,225 or 64% to $3,515 for the second quarter of 2006 compared to 2005, and accounted for 39% and 73%, respectively, of total sales.  Year-to-date net sales in Europe declined to $6,985 in 2006 from $20,879 in 2005, a decline of 67%.  The decrease in Europe is principally related to revenues included in 2005 related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our U.K. office and completed in the fourth quarter 2005.  Net sales in the Pacific Rim increased by 20% for the second quarter of 2006 compared to the same period in 2005, but still trailed 2005 on a year-to-date basis by 3%.  The quarterly increase in Pacific Rim revenues were primarily from discovery informatics and support.  In 2005, informatics revenues were adversely impacted by a patent infringement suit in Japan related to a third-party software product.  The third-party supplier has introduced a non-infringing product as a replacement.  In addition, the suit has recently been settled by the local distributor working with the third-party supplier.  The Pacific Rim accounted for 7% and 4% of net sales for the three-month periods in 2006 and 2005, respectively, and 8% and 5% for the six-month periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of sales for the three-month period ending June 30, 2006 decreased by $3,492 or 51% to $3,394 compared to $6,886 for the same period in 2005.  Cost of sales as a percent of net sales was 38% and 52% for the three-month periods in 2006 and 2005, respectively.  Included in the 2005 cost of sales was approximately $4,500 related to the Pfizer contract.  In addition, we incurred an inventory charge for chemical compound inventories that no longer met acceptable purity levels.  The 2006 cost of sales number includes approximately $186 of incremental amortization expense related to capitalized software development costs for products that were released to the market in the third quarter of 2005.  Six-month year-to-date cost of sales declined 53% to $6,961 in 2006 from $14,793 in 2005.  Cost of sales was 40% and 52% of total net sales for 2006 and 2005, respectively.  The 2005 year-to-date cost of sales included $9,203 incurred in discovery research activities for the Pfizer compound file enrichment project.

Gross profit margin for the second quarter 2006 increased to 62% of total net sales versus 48% in the second quarter of 2005, primarily due to a shift in business mix.  Relatively higher margin Discovery Informatics now represents a larger percentage of business compared to the second quarter of 2005.  This shift is a result of our completion of the four-year $90 million Discovery Research contract with Pfizer, Inc. in the fourth quarter of 2005.  Gross profit margin in the second quarter related to Discovery Informatics products and support declined to 77% in 2006 versus 81% in 2005 due to increased amortization expense related to capitalized software costs for new products released in latter-2005 and costs attributable to the launch of Surflex-Dock.  Gross profit margin in the second quarter of 2006 remained at 37% in Discovery Informatics Services compared to the prior year.  Discovery Research gross profit margin decreased from 22% to 6% for the second quarter and were negatively impacted by cost overruns on one contract and initial stages on another that included pass-through costs from a third-party vendor at no margin.

Six-month year-to-date gross profit margin improved to 60% in 2006 from 48% in the 2005 six-month year-to-date period.  Year-to-date gross margin benefited from the Discovery Informatics Services contract with Wyeth in 2006 compared to the zero margin recognized on the milestone delivery under the Schering contract in 2005.  Gross profit margin in Discovery Research decreased from 23% to 10% for year-to-date periods due to the previously mentioned cost overruns on one contract and initial stages on another that included pass-through costs from a third party vendor at not margin.  These events plus inventory provisions combined with lower revenues in the business unit resulted in the lower margins for the first half of the year.

Sales and marketing expenses increased 3% to $2,776 for the second quarter of 2006 from $2,685 in the same period in 2005.  Sales and marketing expenses as a percentage of net sales were 31% and 20% for the three-month periods in 2006 and 2005, respectively.  For the six-month period in 2006, sales and marketing expenses were $5,786 compared to $5,630, an increase of 3%.  Sales and marketing was 33% of total net sales for the first half of 2006 and 20% in 2005.  The increases in sales and marketing spending were attributable to additional employees in 2006, including a vice president of marketing, versus the year-ago periods.  The increase as a percentage of total revenues is primarily due to overall lower sales (post Pfizer).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expenses for the quarter increased by $640 or 32% to $2,631 from $1,991 and represented 30% and 15% of net sales in 2006 and 2005, respectively.  Six-month year-to-date R&D expense was $5,453 in 2006 compared to $3,912 in 2005, an increase of 39%.  Year-to-date R&D expense as a percent to total sales was 31% and 14% in 2006 and 2005, respectively.  The increase in R&D expense year-over-year was partially attributable to reduced levels of capitalization of new development costs related to discovery informatics products.  In 2006 we capitalized $220 and $455 for the three and six-month periods, respectively, while in 2005 we capitalized $558 and $1,157 for the quarter and year-to-date periods.  We have been developing one enterprise-wide product in 2006 compared to five computational chemistry software products in 2005.  R&D expense also increased in the second quarter of 2006 at our laboratory facility in England to $858 from $555 in the second quarter of 2005 due to higher utility costs and less efficient operations arising from managing multiple smaller contracts.  With the conclusion of the large Pfizer discovery research contract in 2005, our chemistry operations have changed from servicing primarily one large contract to several smaller contracts.  This change, coupled with a substantial increase in utility costs, has resulted in more costs expensed as R&D rather than being charged to cost of sales or absorbed into inventory for the second quarter of 2006.

The six-month year-to-date period in 2006 was affected by inefficiencies and redundant staff at our discovery research facility during a statutory consultation period in the first quarter leading up to a reduction in force.  In December 2005 we announced that we had initiated a 30 day consultation period as mandated by UK law to complete a reduction in force for our Discovery Research business based in Bude, England.  We initiated this action to streamline our Discovery Research business and associated cost structure as a result of our successful completion of the four-year $90 million file enrichment project with Pfizer in the fourth quarter of 2005.  We completed this process in January 2006, reducing our workforce by 76 positions.  Reorganization and reassignment of chemistry staff were finalized during February.  In addition, due to the lower staffing levels and increased facility costs, we estimate that we will pass approximately $935 of charges through our income statement in fiscal 2006 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").   FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in inventory.

General and administrative expenses decreased $276 or 14% to $1,646 in 2006 from $1,922 for the second quarter of 2005, and represented 18% and 14% of net sales for the corresponding periods.  G&A expense for the six-month period in 2006 was $3,484, a 10% decrease from 2005.  The reduced G&A expense for 2006 is a result of reduced staff, lower public company costs and lower legal defense costs now that we have met our deductible in the class action lawsuit (see Note 3 for further details).

Stock-Based Compensation expense is included each area of expense (Selling and Marketing, Research and Development, and General and Administrative) in the second quarter and year-to-date periods of 2006.  The totals of $126 and $218 for the quarter and year-to-date periods, respectively, are now required under FAS 123R.  Prior year amounts were reflected on a pro-forma basis in the footnotes to the financial statements.  See Note 14 for a further discussion of the prior year amounts and stock-based compensation accounting treatment.

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

The Company is executing another smaller reduction in staffing levels in the third quarter of 2006.  Costs of this additional restructuring, when finalized, will be reflected in the third quarter financial statements.

Interest expense increased to $527 in the second quarter of 2006 from $393 in the same period in 2005.  For the six-month periods, interest expense increased to $1,028 in 2006 from $781 in 2005.  The increases were primarily due to higher interest rates on our revolving line of credit, mortgage note, and capital leases, along with additional amortization of the debt discount that arose from the funding of the Optive Research acquisition in early 2005 and the amortization of the deferred issuance costs related to the Convertible Preferred Stock transaction occurring in the second quarter of 2006.

Other income was $881 for the second quarter in 2006 versus a loss of $650 in 2005.  Included in 2006 is $472 related to currency gains, $358 non-cash gain on the revaluation of common stock warrants and $53 of interest income.  The 2005 second quarter loss resulted from a currency loss of $746 that was partially offset by a gain of $58 from the sale of shares of NuVasive, Inc. and interest income of $35.  In the six-month year-to-date period for 2006, other income totaled $1,172 that included currency gains of $723, the non-cash gain on the revaluation of common stock warrants and interest income of $78.  For the same year-to-date period in 2005, we had a loss from other items netting to $657.  This total included currency losses of $874 that were partially offset by interest income of $63 and net gains from unconsolidated investments of $152.  The net gains from investments arose from sales of NuVasive and losses on our holdings in the A.M. Pappas Life Science II fund.

Income tax benefit was $16 for the first six-months of 2006 compared to a benefit of $2,050 for the same period in 2005, which represent effective tax rates of 0% and (163%), respectively.  The 0% effective tax rate for 2006 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of R&D tax credits in the U.K. and the valuation of certain net operating loss carry forwards. The rate for 2005 included recording of R&D tax credits in the U.K. for a prior period when it became more likely than not that they would be realized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Capital Commitments

Net cash used in operations in 2006 was $4,065.  The primary uses of cash were from a net loss of $5,074 increases in inventories of $1,769, reductions in accounts payable and accrued expenses of $3,219 along with lower deferred revenues of $4,995 and the noncash gain on revaluation of commons stock warrants of $358.  These uses of cash were partially offset by collections of accounts receivable of $7,930, reduction of prepaid expenses and other current assets of $653, plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, totaling $2,796, along with the add-back of non-cash stock-based compensation expense of $218 and accretion of the deferred issuance costs of $36.  The increase in inventory is primarily related to on-going customer contracts and development of our next generation of compounds for our LeadQuest and LeadDiscovery libraries.  The drop in accounts receivable reflects the normal seasonal collection of balances.  Reductions in deferred revenue reflect the ratable recognition of revenue in the year and the cyclicality of software contract renewals.  Payments on accounts payable and accrued expenses also reflect the seasonality of the balances.  Net cash provided by operations in 2005 was $967.  The primary sources of cash were from reductions in accounts receivable of $5,427, reductions in inventory of $2,157 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, totaling $2,335.  These sources of cash were partially offset by payments of accounts payable and accrued expenses of $4,878, a change in deferred tax benefit of $1,177 along with additions to prepaid expenses of $736 with a reduction in deferred revenue of $2,716 less the pre-tax gain of $240 from the sale of shares of NuVasive common stock.  The change in the 2005 deferred tax benefit is a result of recording R&D tax credits in the U.K.  Collections of accounts receivables and reductions in deferred revenues both continue regular annual cyclical patterns.  Reductions in the 2005 inventory level reflect deliveries to Pfizer in the period.

Cash provided by investing activities during 2006 totaled $3,030, consisting of proceeds from the sale of equipment of $3,799, partially offset by property and equipment acquisitions of $314 and capitalized development costs for our discovery informatics software products of $455.  Cash used in investing activities during 2005 totaled $4,151 and were for property and equipment acquisitions of $537, capitalized development costs for our discovery informatics software products of $1,157, investment in the A.M. Pappas Life Science II fund of $125 and the cash used in the acquisition of Optive Research, Inc. of $4,753.  These were partially offset by $1,995 of proceeds received in sale of equipment and $426 of gross proceeds from the sale of NuVasive shares.  Over the next 12 to 18 months of 2006-2007, we may be asked to fund the remainder of our investment commitment ($425) to the A.M. Pappas Life Science II Fund.

For 2006, cash used in financing activities was $1,697.  Cash payments on long-term debt and capital lease obligations totaled $8,967.  This was partially offset by borrowings under our revolving line of credit of $2,300 and net proceeds from the issuance of convertible preferred stock of $4,891.  Payments of dividends on the preferred stock amounted to $93.  For 2005, $4,759 of cash was generated through financing activities from the issuance of common stock of $500 and subordinated debt of $3,500 to fund part of the acquisition of Optive Research.  We had a net increase in outstanding borrowings on our line of credit with LaSalle Bank of $2,400 while making payments on our mortgage and capital leases of $1,670.

On April 18, 2006, the Company and LaSalle Bank completed an amendment to the existing credit facility and mortgage loan.  The term of the revolving line of credit was extended to January 1, 2007 and the line of credit was amended to $6,000.  The amended line of credit has a borrowing base equal to 80% of domestic and insured foreign accounts receivable plus $1.8 million allowance for the excess equity in

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.  Interest on the mortgage loan was modified to LIBOR plus 3.0%.  All other terms of the revolving line of credit remain the same.

On May 4, 2006, the Company completed the sale of 1.8 million shares of Convertible Preferred Stock at a price of $3.00 per share and issued 550 thousand five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a Boston-based investment partnership, for gross proceeds of $5,500.  The shares of Convertible Preferred Stock represented approximately 18% of Tripos' outstanding common stock on an as-converted basis at the time of the transaction.  The Convertible Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years. If certain events occur prior to January 26, 2007, which events related primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Convertible Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs, were approximately $4,900.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

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

In addition, we are exploring the sale of our headquarters building and the lease-back of a portion of the facility.  If completed, the transaction would eliminate the existing mortgage balance on the property and generate excess cash.  We anticipate that this transaction could provide prospective savings to the Company by reducing the ongoing cost of occupancy.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          On August 4, 2006, the federal district court in St. Louis, Missouri approved the tentative agreement reached on March 21, 2006 to settle a class action litigation suit against the Company.  The total amount of the settlement is $3,150 which is to be paid by our insurers.  A court date has not yet been set to review the terms of the March 21, 2006 tentative settlement in the shareholder derivative suit.  See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description of legal proceedings.  Reference is made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2005 for a detailed description of legal proceedings.

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

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of the shareholders of the Company at its Annual Meeting of Shareholders on May 17, 2006:

1) The following directors were elected to serve for the ensuing year or until the earlier of death, resignation or removal.  Votes cast were as follows:

	Votes	Votes
	"For"	"Withhold Authority"
Ralph S. Lobdell	6,674,445	1,411,695
Alfred Alberts	6,686,627	1,399,513
Stewart Carrell	6,408,729	1,677,411
John P. McAlister	8,014,026	72,114
Gary Meredith	5,790,924	2,295,216
Ferid Murad	5,806,106	2,280,034

2) To extend the term of the 1996 Director Compensation Plan for an additional five years.  The measure was approved based on the following voting results:

Votes "For"	Votes "Against"	Votes "Abstain"	Broker "Non-votes"
4,082,512	1,498,455	97,804	4,514,151

3) A stockholder proposal requesting that the Board put the Company up for sale was voluntarily withdrawn by its proponent.

PART II

OTHER INFORMATION, CONTINUED

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

TRIPOS, INC.

Date:	August 11, 2006	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	August 11, 2006	/s/ B. James Rubin
Senior Vice President,
Chief Financial Officer and Secretary

Date:	August 11, 2006	/s/ John D. Yingling
Vice President,
Chief Accounting Officer and
Assistant Secretary

