Form 10-Q
period 2006-09-30
TRIPOS INC
filed 2006-11-14
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 13, 2006: 10,281,712 shares.

TRIPOS, INC.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	7-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27-38
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39-40

PART II OTHER INFORMATION	40
SIGNATURES	41

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	09-30-2006	12-31-2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,343	$ 6,241
Restricted cash	156	--
Marketable securities	127	--
Accounts receivable, less allowance for doubtful accounts of $191	3,638	11,219
Inventory	7,481	5,155
Prepaid expenses	3,807	4,386
Total current assets	17,552	27,001

Property and equipment, less accumulated depreciation	24,278	26,789
Capitalized development costs, less accumulated amortization	2,328	2,291
Goodwill	5,351	5,255
Intangible assets, less accumulated amortization	3,189	3,554
Investments recorded at cost	1,578	1,695
Deferred income taxes	250	231
Other assets	530	--
Total assets	$ 55,056	$ 66,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 7,964	$ 5,241
Current portion of capital leases	2,913	2,741
Accounts payable	1,337	1,219
Accrued expenses	3,566	4,970
Deferred revenue	10,394	15,898
Total current liabilities	26,174	30,069

Long-term portion of capital leases	2,527	1,343
Long-term debt	1,898	5,891
Common stock warrants	467	--
Total liabilities	31,066	37,303

Redeemable convertible preferred stock, $0.01 par value, authorized 1,833 shares, issued 1,833 shares as of September 30, 2006	3,716	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,282 shares as of September 30, 2006 and 10,190 shares as of December 31, 2005.	103	102
Additional paid-in capital	43,362	41,846
Retained deficit	(22,052)	(12,377)
Accumulated other comprehensive loss	(1,139)	(58)
Total shareholders' equity	20,274	29,513

Total liabilities and shareholders' equity	$ 55,056	$ 66,816

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
Net sales:
Discovery informatics products & support	$ 5,670	$ 6,618	$ 17,763	$ 18,730
Discovery informatics services	378	716	2,895	1,964
Discovery research products & services	1,605	5,821	4,347	20,842
Hardware	3	10	28	31
Total net sales	7,656	13,165	25,033	41,567

Cost of sales	4,121	6,067	11,082	20,860
Gross profit	3,535	7,098	13,951	20,707

Operating expenses:
Sales and marketing	2,367	2,556	8,153	8,186
Research and development	2,834	2,898	8,287	6,810
General and administrative	1,760	1,900	5,244	5,787
Restructuring charge	338	--	1,265	--
Total operating expenses	7,299	7,354	22,949	20,783

Loss from operations	(3,764)	(256)	(8,998)	(76)

Interest expense	(569)	(478)	(1,597)	(1,259)
Other income (loss), net	353	311	1,525	(346)
Loss before income taxes	(3,980)	(423)	(9,070)	(1,681)

Income tax expense (benefit)	62	(583)	46	(2,633)
Net income (loss)	(4,042)	160	(9,116)	952

Preferred dividends	342	--	559	--

Net income (loss) available to common shareholder	$ (4,384)	$ 160	$ (9,675)	$ 952

Basic income (loss) per share	$ (0.43)	$ 0.02	$ (0.95)	$ 0.09
Basic weighted average number of shares	10,276	10,114	10,220	10,088
Diluted income (loss) per share	$ (0.43)	$ 0.02	$ (0.95)	$ 0.09
Diluted weighted average number of shares	10,276	10,143	10,220	10,132

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)	Nine Months Ended
	09-30-2006	09-30-2005
Operating activities:
Net (loss) income	$ (9,116)	$ 952
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,060	3,121
Amortization of capitalized development costs & intangibles	974	513
Amortization of debt discount	187	42
Amortization of deferred issuance costs	98	--
Gain on revaluation of common stock warrants	(572)	--
Deferred tax benefit	(6)	(1,288)
Gain from sale of marketable securities	--	(240)
Write-down of long-term investment	27	88
Loss on retirement of assets	28	--
Stock-based compensation expense	271	--
Non employee and director stock compensation expense	29	--
Change in operating assets and liabilities (excluding acquired business):
Restricted cash	(156)	--
Accounts receivable	8,408	559
Inventories	(1,823)	2,993
Prepaid expenses and other current assets	2,105	(690)
Accounts payable and accrued expenses	(3,224)	(3,641)
Deferred revenue	(6,519)	318
Net cash (used in) provided by operating activities	(6,229)	2,727
Investing activities:
Purchases of property and equipment	(409)	(880)
Capitalized development costs	(646)	(1,470)
Acquisition of business, net of cash received	--	(4,753)
Proceeds from the sale of marketable securities	--	426
Proceeds from the sale of equipment	3,799	1,995
Proceeds from distribution from investment in unconsolidated affiliates	36	--
Investment in unconsolidated affiliates	(88)	(133)
Net cash provided by (used in) investing activities	2,692	(4,815)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	172	39
Proceeds from issuance of common stock	--	500
Proceeds from issuance of preferred stock	4,851	--
Payments of cash dividends on preferred stock	(237)	--
Borrowings under revolving line of credit	6,710	14,380
Proceeds from issuance of long-term debt and capital leases	--	3,559
Payments on long-term debt and capital lease obligations	(11,134)	(17,189)
Net cash provided by financing activities	362	1,289

Effect of foreign exchange rate changes on cash and cash equivalents	(723)	194

Net decrease in cash and cash equivalents	(3,898)	(605)
Cash and cash equivalents at beginning of period	6,241	4,171
Cash and cash equivalents at end of period	$ 2,343	$ 3,566

See accompanying notes.

Item 1.  Financial Statements (continued)

 Supplemental Disclosure of Cash Flow Information (amounts in thousands)

 Information about noncash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

	Nine Months Ended
	09-30-2006	09-30-2005
Noncash investing activities
Increase (decrease) in fair value of marketable securities, net of tax effect	$ (9)	$ 53
Purchase of new equipment through capital lease financing	3,966	1,995
Issuance of common stock warrants with PIPE financing	1,069	--
Beneficial conversion feature of preferred stock and other
preferred stock discounts	(2,055)	--
Accretion of preferred stock discount	321	--

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

TRIPOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except per share data)

(1)     Summary of Significant Accounting Policies

Organization

 Our discovery informatics and discovery research products and services enable life science companies to better perform their drug discovery.  We combine our resources in computer-aided molecular design, cheminformatics, chemistry research and production, with the expertise of scientists on our staff to address the challenges facing pharmaceutical research organizations. We deliver products and services internationally recognized for their innovation and quality.  By creating new chemical compounds and providing tools that aid our partners' design of new chemical compounds, we offer our customers advantages in terms of research cycle time, cost, and efficiency of research activities.

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

 Our business model is based primarily on deriving revenues from our discovery informatics and discovery research businesses as follows:

•       Discovery Informatics Products and Services.  The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings.  These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  We offer over fifty (50) software products for these research areas, some of which are in-licensed from third party scientific partners.  Key components of these products are being packaged as web services as part of Tripos' Service-Oriented Informatics strategy, designed to make the company's valuable discovery tools adaptable to each scientist's workflow in the new rapidly evolving informatics environment.  In 2005, we launched the Windows®-based BenchwareTM suite, used by laboratory researchers to support synthesis and testing decisions; digitally store, search and retrieve research information; and share experimental results with project team members, including computational scientists.  These products and technologies are provided to our customers through a license arrangement, while certain of the enterprise-wide technologies also involve systems integration and other services to facilitate a smooth

Item 1.  Financial Statements (continued)

 implementation.  Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

•       Discovery Research Products and Services. Tripos Discovery Research Centre, based in the United Kingdom, offers compound design and synthesis, molecular analysis, a suite of lead discovery and lead optimization capabilities and newly introduced target-specific chemical libraries (LeadDiscovery libraries).  Tripos offers off-the-shelf libraries of compounds sold for pharmaceutical screening purposes.  We also participate with our customers in strategic chemistry research projects, primarily on a fee for service basis.  In a few cases, the transfer of intellectual property rights for these therapeutic collaborations may include royalty or milestone payments associated with advancement of the compounds through various stages of drug development.  In addition, Tripos' newly introduced target-specific libraries are intended to be a platform for our further collaborative development with clients.

 We have a geographically diverse customer base, with approximately 51% of our 2006 year-to-date revenues derived from customers outside of North America.  Our worldwide sales force operates from offices in the United States, Canada, England, France, and Germany.  We also sell our products through representatives in Brazil and around the Pacific Rim.  Our headquarters is in St. Louis, Missouri and our chemistry laboratory is in Bude, England.

Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included.  For a further description of accounting policies, please refer to the "Description of Business and Summary of Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2005.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Item 1.  Financial Statements (continued)

 Discovery Research Products and Services

 Discovery research sales include:  (1) sales of chemical compounds from inventory, (2) sales of compounds with associated exclusive intellectual property, (3) long-term contracts to design and produce chemical compounds to customer specifications, (4) contracts to perform high-throughput analytical and/or purification, (5) contracts to perform discovery research activities, or (6) contracts to provide biological screening services.

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

 Discovery research activities involve lead compound optimization projects, custom synthesis, compound design and compound screening. These contracts generally call for non-refundable contractual fees tied to time and materials.  Accordingly, revenues under contracts of this type are recorded on a time and material basis.  When contracts to perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred.  Revenue and the contract costs are then recognized upon delivery and acceptance.

 An access fee for our LeadDiscovery programs may in some cases be recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  Customers deciding to retain exclusive rights to promising compounds in the selection are required to pay an additional fee.  Certain customers may engage Tripos for follow-on discovery research services to further refine the lead compound at additional cost.

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

Item 1.  Financial Statements (continued)

Stock-Based Compensation (continued)

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Results for prior periods have not been restated.  See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

 Income Taxes

 We account for income taxes in accordance with SFAS No. 109 ("FAS 109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  In accordance with FAS 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the period plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority.  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development cost, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards.  Deferred taxes do not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts have been deemed to be permanently invested.  Estimating the deferred tax position on these amounts is not practical.

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

Inventory

 We account for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and not included in overhead as required by SFAS No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").  In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We have adopted FAS 151 effective January 1, 2006.  The adoption of FAS 151 coincided with the completion of our four-year $90 million file enrichment project with Pfizer.  As a result, there are more current period charges of approximately $247 and $719 in the third quarter and first nine months of 2006, respectively, and we are estimating a total of approximately $933 for fiscal year 2006, unless excess property is sold, based upon decreased production.

Item 1.  Financial Statements (continued)

 (2)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three-month Period		Nine-month Period
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
Net income (loss) available to common shareholder	$ (4,384)	$ 160	$ (9,675)	$ 952
Unrealized gain (loss)on marketable securities	(9)	--	(9)	53
Less: reclassification for (gain) loss included in net income	--	--	--	(149)
Foreign currency translation adjustments	(163)	207	(1,072)	1,522
Comprehensive income (loss)	$ (4,556)	$ 367	$ (10,756)	$ 2,378

The components of accumulated other comprehensive income, net of related tax, at September 30, 2006 and December 31, 2005 were as follows:

	09-30-2006	12-31-2005
Foreign currency translation adjustments	$ (1,130)	$ (58)
Unrealized loss on marketable securities	(9)	--
Accumulated other comprehensive loss	$ (1,139)	$ (58)

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

Item 1.  Financial Statements (continued)

(3)     Contingent Liabilities (continued)

Shareholder Derivative Litigation

On or about February 10, 2006, a shareholder derivative action was filed in the Circuit Court of the County of St. Louis.  The complaint named certain of the Company's officers and directors as defendants and names the Company as a nominal defendant.  The complaint alleged that certain of the Company's officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities class action litigation described above.

On March 21, 2006, the parties reached a tentative agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of attorneys' fees of $200 to plaintiffs' counsel.  All fees are to be paid by our insurers.  On September 8, 2006, the Court granted preliminary approval to the parties' settlement and scheduled a final approval hearing for November 17, 2006.  There can be no assurance that the settlement will be approved, in which case we will continue to vigorously defend ourselves against these claims.

 Grant Programs

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR") was awarded a GBP2400 grant by the U.K Department of Trade and Industry ("DTI") based on the creation of jobs in the region and capital investment.  In 2002 and 2004 we met all criteria for the first and second installments and received GBP550 and GBP990, respectively.  We may be obligated to repay portions or all of the grant money received for a period of up to five years after our first draw, which was January 2003, under the DTI grant programs if we eliminate jobs or exit the property.  On January 24, 2006 we reduced headcount as described in Note 10 by seventy-six positions.  We reduced headcount further on August 11, 2006 and the fourth quarter, 2006 by fourteen positions and twenty-seven positions, respectively.  Calculation of any amounts repayable to the U.K. government will be based on employee staffing levels at December 31, 2006.  Actual staffing levels at that date will be compared to staffing levels previously funded by the grant.  Any shortfall in actual staffing could require repayment to the DTI calculated at a rate of GBP17 per employee up to a maximum amount of GBP1,540 (approximately $2,800).  The Company has initiated discussions with the DTI with the goal of negotiating a reduced repayment obligation.  The Company has yet to receive an indication from the DTI as to the amount to be repaid nor as to the timing of the repayments, if any, and is unable to estimate the potential liability at this time.

(4)     Significant Customer

 During the third quarter and nine months ended September 2006, we had no customer representing over 10% of net sales.  During the third quarter and nine months ended September 2005, Pfizer, Inc. represented 43% and 46%, respectively, of total net sales.  We provided products and services to Pfizer under three separate contracts: multi-year worldwide licenses to our discovery software products, multi-year collaborative software development project and a $90 million four-year discovery research project to design and synthesize exclusive compound libraries which was completed in the fourth quarter 2005.  We continue to provide worldwide licenses to our discovery software products to Pfizer during 2006; however revenues from Pfizer have dropped below 10% of third quarter and nine months ended September 2006 total revenues.

Item 1.  Financial Statements (continued)

 (5)     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005.

	Three-months Ended		Nine-months Ended
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
Numerator:
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ (4,384)	$160	$ (9,675)	$ 952
dividends accruing to preferred shareholders (Note C)	--	--	--	--
Numerator for diluted earnings per share	$ (4,384)	$160	$ (9,675)	$ 952
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,276	10,114	10,220	10,088
Effect of dilutive securities:
Warrants (Note A)	--	--	--	--
Employee stock options (Note B)	--	29	--	44
Assumed conversion of Series C preferred Shares (Note C)	--	--	--	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,276	10,143	10,220	10,132

Basic and diluted earnings (loss) per share	$ (0.43)	$ 0.02	$ (0.95)	$ 0.09

Note A: For the three and nine-months periods in 2006 and 2005, the dilutive effect of the 156 outstanding warrants to purchase shares of common stock issued to Horizon has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  The 550 warrants and 16 warrants issued to Midwood Capital and Seven Hills, respectively, have also been excluded for the three and nine-months periods in 2006 as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

 Note B:  For the three and nine-months periods in 2006, weighted average shares outstanding did not include shares related to the effect of employee stock options as none were exercisable due to the market price of the Company's common stock during the periods.

 Note C:   For the three and nine-months periods ending September 30, 2006, weighted average shares outstanding were not adjusted for the conversion of the Series C Preferred Stock as their inclusion would have been anti-dilutive.  Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

 For additional disclosures regarding earnings per share, see the notes to the Company's 2005 consolidated financial statements in its Form 10-K.

Item 1.  Financial Statements (continued)

 (6)     Inventory

 We maintain a physical inventory of chemical compound libraries in various states of completion for LeadQuest, LeadDiscovery and customer-specific chemistry research projects.  Costs associated with the manufacture of compounds are calculated using the standard cost method and are carried at the lower of cost (standard cost method approximating FIFO) or market.  In calculating the reserve for obsolescence, collections of compounds are reviewed for their age, possible chemical degradation and cumulative sales trends, and if necessary, a reserve provision is made so that the carrying value is at or below the respective net realizable values.  If there is, in our opinion, a significant adverse deviation in sales trends for a specific compound collection or library, an additional reserve provision is taken.  A portion of the LeadQuest inventory is used in discovery research projects.  Amortization of this inventory is recorded in the reserve for obsolescence over its 10-year expected useful life.  Similarly, LeadDiscovery libraries containing patented compound series are amortized over the anticipated patent life.  The remaining LeadDiscovery libraries are amortized over a 10-year period.  Amortization related to these inventory components was $135 during the third quarter and $255 for the nine-month period of 2006.  In all cases, customers may purchase any or all remaining quantities of LeadQuest or LeadDiscovery libraries.  Work in process and finished goods inventory includes the accumulated cost of compounds in production or awaiting shipment to customers under discovery research or custom synthesis contracts.  The increase in finished goods inventory at September 30, 2006 is due to the movement of LeadQuest libraries from work in process at December 31, 2005 to finished goods in 2006 and the production of approximately $2,500 of new LeadDiscovery compounds in 2006.

Inventory balances at September 30, 2006 and December 31, 2005 were:

	09-30-2006	12-31-2005
Raw materials	$ 1,953	$ 1,763
Work in process	1,847	3,339
Finished goods	7,376	3,217
Reserve for obsolescence	(3,695)	(3,164)
Total inventory	$ 7,481	$ 5,155
Costs of discovery research customer projects included in Work in Process and Finished Goods above	$ 986	$ 534

(7)     Time-based Software License Arrangements

 Certain time-based software license arrangements are covered by non-cancelable agreements whose terms generally range from one to five years.  The typical term of the contracts is three years.  Revenue from these time-based software license arrangements is recognized ratably over the agreed term.  The following table shows the amount of revenues to be recognized from these non-cancelable arrangements after September 30, 2006:

Revenues to be recognized in:	Amount
2006 (remaining 4th quarter)	$ 4,891
2007	8,052
2008	1,669
2009 and later	247
Total	$ 14,859

Item 1.  Financial Statements (continued)

 (7)     Time-based Software License Arrangements (continued)

 Tripos is typically paid annually under these contracts.  Shown below are the amounts to be billed under these contracts subsequent to September 30, 2006 (amounts not included in the accompanying balance sheets at September 30, 2006).

Amounts to be billed in:	Amount
2006	$ 2,067
2007	3,249
2008	472
Total	$ 5,788

(8)     Debt Facilities

 As of September 30, 2006 we have existing credit facilities provided by LaSalle Bank in the form of a revolving line of credit and a mortgage loan for our corporate headquarters building, due to expire on January 1, 2007 and April 18, 2008, respectively.  The credit facilities are collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

 The revolving line of credit borrowing capacity is $6,000 and has a borrowing base of 80% of domestic and insured foreign accounts receivable plus an allowance of $1,800 against excess equity in U.S. real estate.  Covenants under the credit facility include a minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  There is no annual clean-down requirement.  Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate.  The line of credit carries a commitment fee of 3/8% of the unused portion of the line.  Due to the short term commitment of the amended credit facility, draws on the line of credit are classified as short-term debt. Borrowing base availability was $3,310 and we had borrowings outstanding of $3,310 at September 30, 2006.  The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule.  Interest on the mortgage loan is based on LIBOR plus 3.0%.  Interest rates paid by the Company on the mortgage averaged 8.5% and 7.5% during the third quarter of 2006 and first nine months of 2006, respectively.  As of September 30, 2006, $3,534 was remaining on the mortgage.  We were in violation of the Minimum Net Worth covenant on September 30, 2006 and therefore have reflected all amounts outstanding on the revolving line of credit and mortgage loan as current on the balance sheet.  We have requested a waiver of this covenant violation for the period ended September 30, 2006; however, there are no assurances that the bank will grant a waiver or that the bank will not impose additional terms as a condition to granting a waiver.  In addition, the  LaSalle Bank facility matures January 1, 2007, and LaSalle Bank has advised Tripos that is does not intend to renew or extend revolving credit to Tripos beyond January 1, 2007.  Nonetheless, Tripos plans to request an extension from LaSalle Bank to enable it to complete certain strategic transactions that are currently under negotiation.  Tripos' ability to fund the anticipated capital and operating needs of its business following maturity of the LaSalle Bank facility and absent completion of certain strategic transactions is dependent, among other things, on the replacement of this facility or the ability to secure alternative bank or other debt financing and/or equity funding.  See "Management's Discussion and Analysis-Liquidity" for further information concerning our liquidity and financial position.

 In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly principal and interest payments of $135 beginning on August 1, 2006.  Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment.  The subordinated promissory note contains prepayment penalties.  The balance outstanding at September 30, 2006 was $3,296.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  Warrants to purchase 156 common shares were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discount of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.  The debt discounts are being amortized to interest expense over the life of the loan using the effective interest rate method. As a result of the default under the LaSalle Bank credit facility described above, we are required to notify Horizon of the existence of the default and of the ability to to accelerate this indebtedness if the default is not cured within 30 days.

Item 1.  Financial Statements (continued)

 (9)     Goodwill and Other Intangible Assets

 At September 30, 2006 and December 31, 2005, the Company had the following intangible asset balances:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$ 3,590	$ 668	$ 3,590	$ 382
Noncompete agreements	350	162	350	92
Patents and trademarks	192	113	192	104
Total	$ 4,132	$ 943	$ 4,132	$ 578

 Amortized intangible assets have the following weighted average useful lives as of September 30, 2006:  acquired software -- 14.4 years; non-compete agreements -- 3.9 years; patents and trademarks -- 16.7 years; and intangible assets in total -- 13.6 years.

 Amortization expense was approximately $122 and $121 for the three-month periods ended September 30, 2006 and 2005, and $365 and $364 for the nine-month periods respectively.  Estimated annual amortization expense for the next 5 years is: 2006 - $486; 2007 - $476; 2008 - $475; 2009 - $391 and 2010 - $9.

 The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Discovery	Discovery
	Informatics	Research	Total
Balance at December 31, 2005	$ 4,308	$ 947	$ 5,255
Foreign currency translation adjustments	--	96	96
Balance at September 30, 2006	$ 4,308	$ 1,043	$ 5,351

The goodwill related to Discovery Informatics is not tax deductible.

(10)    Restructuring Charge

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

Item 1.  Financial Statements (continued)

(10)    Restructuring Charge (continued)

 The following table summarizes the activity related to the January 24, 2006 restructuring:

	Discovery Informatics	Discovery Research	Total
Restructuring charge first quarter 2006	$ 120	$ 807	$927
Cash payments first quarter 2006	(114)	(803)	(917)
Accrual balance at March 31, 2006	$ 6	$ 4	$10
Cash payments second quarter 2006	(6)	(4)	(10)
Remaining accrual balance	$ --	$ --	$ --

On August 11, 2006 we completed an additional 14-position reduction in force for our Discovery Research business, resulting in a pre-tax restructuring charge of $338. We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs. All costs associated with this restructuring not paid during the third quarter are expected to be paid in the fourth quarter of this year.

 The following table summarizes the activity related to the August 11, 2006 restructuring:

	Discovery Informatics	Discovery Research	Total
Restructuring charge third quarter 2006	$ --	$ 338	$338
Cash payments third quarter 2006	--	(295)	(295)
Accrual balance at September 30, 2006	$ --	$ 43	$43

 In the fourth quarter of 2006 we performed a third reduction in force for an additional 27 positions, reducing our headcount in this business segment to 43 positions.  These actions were necessary in order to further streamline the Discovery Research unit.  See Note 16 "Subsequent Event" for further discussion.

(11)     Long-term Investments

 Since 2001, we have invested in the Life Science Ventures II fund administered by A.M. Pappas.  This fund invests in new and developing companies in the life science sector.  Our investment commitment of $2,500 represents approximately 2.0% of the total capital of the fund.  During the third quarter of 2006, we invested an additional $88, increasing the total amount invested to $2,163 or 87% of our total commitment.  The fund's managers record investment impairments when identified, for which we recognize our pro-rata share of such impairments.  We received a distribution from the fund in August 2006, reducing our investment by $29 and recognizing a $6 gain.  Our net investment balance in the A.M. Pappas Life Science Ventures II Fund at September 30, 2006 totals $1,578, and is reflected in investments recorded at cost on the balance sheet.

 During the third quarter 2005, we received shares of common stock of Infinity Pharmaceuticals, a private cancer drug discovery and development company, valued at $191 as part of an early termination agreement for a software license contract.  Compensation for the early termination agreement consisted of cash plus shares and represented the full value of our software license agreement.  In April 2006, Infinity Pharmaceuticals announced its intent to merge with Discovery Partners International, Inc. to become a public company.   This merger was completed on September 12, 2006.  The value of our shares on the date of merger was $141, resulting in a loss on our investment of $50.  At the date of merger, our $141 investment in the combined company was moved from investments recorded at cost to marketable securities and marked to market at September 30, 2006.

Item 1.  Financial Statements (continued)

 (12)     Series C Preferred Stock

 On May 4, 2006, Tripos completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs incurred by the Company, were approximately $4,851.  Proceeds were utilized to reduce the borrowings under the revolving line of credit and to fund working capital requirements.  The warrants to purchase common stock were exercisable upon issuance.  The shares of Preferred Stock represent approximately 18 percent of Tripos' outstanding common stock on an as-converted basis (1 preferred share is convertible into 1 share of common stock).  Each outstanding share of Preferred Stock is entitled to voting rights equal to the number of full shares of Common Stock into which such shares are convertible on the date of issuance.  The Preferred Stock also has preferential distribution rights in the event of a liquidation, dissolution or winding-up of the Company or a deemed liquidation.  The Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years at the option of the holders.  If certain events occur prior to January 26, 2007, which events relate primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

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

Item 1.  Financial Statements (continued)

 (12)     Series C Preferred Stock (continued)

 In addition the transaction costs of $629 were recorded as a deferred issuance cost on the balance sheet and are being amortized to interest expense over a two-year period also using the effective interest rate methodology.  Included in the transaction costs are 16 warrants valued at $29 to purchase common stock issued to the placement agent.  These warrants were issued with the same terms as the warrants issued to the holders of Preferred Stock.  Accretion of the preferred stock discount and amortization of the deferred issuance cost during the third quarter 2006 totaled $197 and $62, respectively, while year-to-date accretion and amortization amounts are $321 and $98, respectively.  The Company adjusted the warrant valuation at September 30, 2006 to the fair value at that date of $467 indicated by Black-Scholes, reducing the liability for the quarter by $215 and recording a gain through "other income" in the statement of operations.  For the year, the cumulative adjustment to the warrant value as indicated by Black-Scholes is a reduction of $572.  The Black-Scholes assumptions utilized at September 30 were the same as the assumption utilized upon issuance with the exception of the stock price reduced to $1.71, the risk-free interest rate adjusted to 4.59% and the expected life reduced to 4.58 years.

Upon issuance, cash in the amount of $388 was deposited into a separate account at LaSalle Bank to cover dividends payable up to December 31, 2006.  On June 30, 2006 and September 30, 2006, dividends of $93 and $144, respectively, were paid from this account to Midwood Capital.  The remaining balance and accrued interest of $156 are shown as "Restricted cash" on the Consolidated Balance Sheets.

 (13)     New Accounting Pronouncements

 In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the provisions of FAS 157.

 In September 2006, the SEC staff issued Staff Accounting Bulletin 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on our consolidated financial position or results of operations.

Item 1.  Financial Statements (continued)

 (14)     Segments

The Company operates in two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designs and produces, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies.  High-end services offered are based on application by Tripos of its proprietary high-throughput combinatorial chemistry, high-throughput analytical and purification methods, medicinal chemistry, and our ChemSpace database searching and selection technologies, including the Lead Hopping method for quick identification of alternative chemistries for customer's needs.

 Summarized financial information concerning the industry segments follows:

 DI = Discovery Informatics

DR = Discovery Research

	Three-Months End September 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
Revenues:
DI products (including hardware)	$ 5,673	$ --	$ 5,673	$ 6,628	$ --	$ 6,628
DI services	378	--	378	716	--	716
DR products & services	--	1,605	1,605	--	5,821	5,821
Total revenues	$ 6,051	$ 1,605	$ 7,656	$ 7,344	$ 5,821	$ 13,165

Depreciation & amortization	$ 586	$ 741	$ 1,327	$ 372	$ 884	$ 1,256
Corporate non-allocated			37			71
Depreciation & amortization on statement of operations			$ 1,364			$ 1,327

Operating income (loss)	$ (477)	$ (2,046)	$ (2,523)	$ 1,523	$ (143)	$ 1,380
Non-allocated corporate department expense			(1,241)			(1,636)
Operating loss on statement of operations			$ (3,764)			$ (256)

Long-lived assets	$ 15,274	$ 19,872	$ 35,146	$ 17,633	$ 23,210	$ 40,843

Total assets (1)	$ 23,245	$ 29,185	$ 52,430	$ 30,025	$ 35,092	$ 65,117
Consolidated cash and marketable securities			2,626			3,566
Total assets on balance sheet			$ 55,056			$ 68,683

(1)            Excludes cash and cash equivalents, restricted cash and marketable securities of $2,626 and $3,566 in 2006 and 2005, respectively as cash and cash equivalents are monitored on a consolidated basis.

Item 1.  Financial Statements (continued)

 (14)     Segments (continued)

	Nine-Months End September 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
Revenues:
DI products (including hardware)	$ 17,791	$ --	$ 17,791	$ 18,761	$ --	$ 18,761
DI services	2,895	--	2,895	1,964	--	1,964
DR products & services	--	4,347	4,347	--	20,842	20,842
Total revenues	$ 20,686	$ 4,347	$ 25,033	$ 20,725	$ 20,842	$ 41,567

Depreciation & amortization	$ 1,710	$ 2,199	$ 3,909	$ 1,065	$ 2,317	$ 3,382
Corporate non-allocated			125			252
Depreciation & amortization on statement of operations			$ 4,034			$ 3,634

Operating income (loss)	$ 449	$ (5,486)	$ (5,037)	$ 3,551	$ 1,037	$ 4,588
Non-allocated corporate department expense			(3,961)			(4,664)
Operating income (loss) on statement of operations			$ (8,998)			$ (76)

Long-lived assets	$ 15,274	$ 19,872	$ 35,146	$ 17,633	$ 23,210	$ 40,843

Total assets (2)	$ 23,245	$ 29,185	$ 52,430	$ 30,025	$ 35,092	$ 65,117
Consolidated cash and marketable securities			2,626			3,566
Total assets on balance sheet			$ 55,056			$ 68,683

(2)            Excludes cash and cash equivalents, restricted cash and marketable securities of $2,626 and $3,566 in 2006 and 2005, respectively as cash and cash equivalents are monitored on a consolidated basis.

Item 1.  Financial Statements (continued)

(15)      Stock-based Compensation

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

 As a result of adopting FAS 123R on January 1, 2006, earnings before income taxes and net income for the three- and nine-months ended September 30, 2006 were both $53 and $271 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the three- and nine-months ended September 30, 2006 was reduced by $0.01 and $0.03 per share, respectively, as a result of the adoption of this statement.  The majority of options granted by the Company qualify as Incentive Stock Options (ISO) for which no tax benefit is available to be recognized until the options are exercised and sold by the grantee within one year of exercise.  Typically, Non-Qualifying (NQ) options provide a deferred tax benefit to the Company at the time of grant and normally a tax benefit in the year of exercise.  However, due to the Company's present net deferred tax asset position, a valuation allowance was recorded to offset the projected tax benefit from the compensation expense recorded in the third quarter and year to date.  The Company will only realize the tax benefits when and if they result in an actual reduction in taxes payable.

 Prior to the adoption of FAS 123R, we presented tax benefits for which we received deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.  FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no exercises of stock options in the first nine months of 2006, therefore no tax benefits were recorded as financing proceeds in the cash flow statement.  The effect of FAS 123R on our year-to-date consolidated statement of cash flows was to add back the $271 of non-cash compensation expense to the cash flows from operating activities.

The following table illustrates the effect on the third quarter and nine-months of 2005 net earnings and earnings per basic and diluted common share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based employee compensation plans.  For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing valuation model and amortized to expense over the options' vesting periods.

Item 1.  Financial Statements (continued)

 (15)      Stock-based Compensation (continued)

	Three-month Period	Nine-month Period
	09-30-2005	09-30-2005
Net income as reported	$ 160	$ 952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	242	302
Pro forma net income (loss)	$ (82)	$ 407

Pro forma income (loss) per share:
Basic and diluted- as reported	$ 0.02	$ 0.09
Basic and diluted- pro forma	$ (0.01)	$ 0.04

Equity Incentive Plans.  In 2005, we adopted the 2005 Equity Incentive Plan ("2005 Plan") that provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares are available for issuance under the 2005 Plan plus any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expire unexercised, up to a maximum of 300,000 shares.  As of September 30, 2006, only stock options have been granted.  Stock options may be granted under the 2005 Plan at an exercise price not less than 100% of the fair market value on the date of grant.  Options become exercisable and expire at the times and terms established by the administrator, but generally vest over four years and expire five to ten years after the grant date.  The Company satisfies the exercise of stock options by issuing new shares.  Options for 25 shares were granted during the nine months ended September 30, 2006.  No options have been exercised in 2006.

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

Item 1.  Financial Statements (continued)

 (15)      Stock-based Compensation (continued)

 A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

Directors	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	417	$8.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(15)	$4.25
Outstanding, September 30, 2006	402	$8.80	4.4 years	$0
Options Exercisable	345	$9.22	4.0 years	$0

Officers	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	867	$7.62
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(64)	$3.62
Outstanding, September 30, 2006	803	$7.95	4.1 years	$0
Options Exercisable	676	$8.71	3.9 years	$0

Employees	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	671	$5.83
Granted	25	$2.99
Exercised	--	--
Forfeited	(20)	$3.76
Expired	(32)	$5.07
Outstanding, September 30, 2006	644	$5.82	4.1 years	$0
Options Exercisable	452	$6.71	3.7 years	$0

 A summary of the status of the Company's Nonvested shares as of September 30, 2006 and changes during the nine months then ended is as follows:

Nonvested Shares	Shares
Nonvested at January 1, 2006	492
Granted	25
Vested	(110)
Forfeited	(31)
Nonvested at September 30, 2006	376

Item 1.  Financial Statements (continued)

 (15)      Stock-based Compensation (continued)

 As of September 30, 2006, there was approximately $400 of total unrecognized compensation expense related to nonvested stock options.  This expense is expected to be recognized in the remainder of 2006, 2007, 2008 and 2009 in the amounts of $176, $155, $51, and $18, respectively.  The total fair value of shares vested during the three and nine-month periods ended September 30, 2006 was $39 and $228, respectively plus the value of the ESPP shares vesting in the same periods of $14 and $43, respectively.

Employee Stock Purchase Plan.  In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchased stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Issuances of shares under the Employee Stock Purchase Plan occur each six months on June 30 and December 31.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At September 30, 2006, 418 shares have been purchased under this plan leaving 282 shares available for future issuance.  79 shares were issued on June 30, 2006.  The value of the 15% discount and a pro-rata share of the fair value of the implied six-month options is included in the cost of stock-based compensation expense for the three and nine-months ending September 30, 2006.

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

 An initial reserve of 160 shares was approved by the shareholders in 1996 with an expiration date of May 2006.  Shareholders approved a five-year extension of the Plan at the Annual Meeting of Shareholders held on May 17, 2006.  As of September 30, 2006, approximately 93 shares remain available for issuance.  Further details on the 1996 Director Stock Plan can be found in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

(16)      Subsequent Event

In the fourth quarter of 2006, the Company conducted a further reduction of staff levels at its laboratory facility in Bude, England, eliminating 27 positions in our continued effort to streamline this business.  Of the 27 positions, 21 were voluntary, 5 involuntary and another was reassigned to our Discovery Informatics division.  Costs associated with this effort are estimated at $500 and, when finalized, will be reflected in the Company's fourth quarter 2006 financial results.

 Tripos Discovery Research Ltd. is in negotiations to sell certain excess real properties at its Bude, England location.

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

 Update on Strategic Alternatives

Tripos has been engaged in exploring strategic options for most of 2006.  Tripos has determined to exit the discovery research business.  Tripos will proceed as a stand-alone public Discovery Informatics business unless it is able to negotiate and conclude a transaction to sell the Discovery Informatics business.

    With respect to Tripos' Discovery Research business, Tripos:

       -Has completed further staffing reductions at Tripos Discovery Research.  The business now has 43 research and sales professionals dedicated to this business;

       -Is currently engaged in advanced discussions for the sale of the UK-based Discovery Research business.  The buyer would assume substantially all the assets and liabilities of that business;

        -Is in negotiations to sell certain surplus real estate in the U.K.

    With respect to Tripos' Discovery Informatics business, Tripos:

         -Is working to restructure the Discovery Informatics business as a public company to continue to provide software and enterprise solutions to the pharmaceutical and biotechnology industry;

         -As part of the restructuring, the Company is seeking funding for the near-term capital needs of the Discovery Informatics business, either through replacement of its bank credit facility (which matures January 1, 2007) or through the proceeds of other debt or equity financings, any of which may be dilutive to the interests of current stockholders;

         -Continues to evaluate possible sale transactions, and is currently in advanced discussions with a potential buyer for the Discovery Informatics business.

We cannot provide any assurance that we will be able to complete the transactions described in the preceding paragraphs or whether the proposed terms of such transactions would be acceptable to our Board of Directors or our stockholders.

Overview

We provide products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities.  Our products are used by research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics.  Through our own chemistry laboratories, we also manufacture those compounds for our clients.  Through strategic partnerships, we can also participate more directly with our clients in the development and testing of new therapeutic compounds for our clients.

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

 Tripos' software products are primarily sold on a renewable license basis, typically with terms of one to three years.  This business has been generally predictable, as we have experienced high renewal rates in the past for licenses.  Tripos management closely monitors license expirations and deploys sales staff to ensure the highest probability of renewals.  Tripos' service businesses, both informatics and chemistry, are much less predictable.  The sales cycles for these offerings are typically long -- from six to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the extent to which governments regulate local pharmaceutical pricing.  To forecast potential business in these areas, Tripos management strives to closely interact with the management of our customers and is closely involved in business development activities for material service project opportunities.

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

 Our integration of chemistry and biological data in the life sciences industries creates a revenue opportunity for discovery informatics services (software consulting).  To serve this market, we maintain a staff of specialists who use our proprietary data integration framework, such as FormsBuilder, Discovery-360 (formerly "SMART-IDEA"), Benchware Notebook, ChemCoreRIO and AUSPYXTM to configure customized solutions for data management.  Revenue may be generated on a billable rate per day, or upon achievement of milestones or deliverables and is recognized as production activities are performed.  These contracts may also generate license fee revenue for our proprietary software technologies.  Similarly to our discovery informatics products, licensing levels are dependent on the number of users and sites and may range from the low hundred-thousands up to million dollar levels.

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

We license discovery informatics tools to customers, provide ongoing support (including upgrades selected by customers) and provide informatics services to customers that enable integration of our existing and newly developed discovery tools into our customers' discovery operations.  We generally expense research and development costs associated with software enhancements and new functionality.  Thus, a significant portion of the costs associated with development and enhancement of software is accounted for as research and development and not as a cost of software sales.  Certain software

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 development projects require substantial commitments of time and resources.  Costs of these projects are capitalized upon achievement of technological feasibility and/or a working model according to the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86.

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

 Results of Operations (Amounts in thousands, except per share amounts)

 Net sales for the third quarter of 2006 were $7,656 compared to $13,165 in 2005, a decrease of 42%.  Discovery informatics products and support sales decreased 14% to $5,670 in the third quarter 2006 from $6,618 for the same period in 2005.  This decrease is attributable to several factors.  One is lower product sales in the Pacific Rim while we replace distributors in India and China.  A second impact is lower current sales during a promotional period offering a free evaluation of a replacement product.  Discovery informatics revenues in 2005 included approximately $373 related to an early termination agreement with a customer.  The prior year quarter also included the recording of revenues that were delayed due to a patent infringement case in Japan relating to a software product that we in-licensed from a third party.  The third party introduced what we believed to be a non-infringing version of the software in the second quarter 2005 and our distributor in Japan was able to close approximately $200 of previously delayed transactions.  Discovery informatics services revenues for the third quarter of 2006 decreased 47% to $378 from $716 in the third quarter of 2005.  Much of the revenue recorded in the third quarter of 2005 was related to the Schering project that was completed later in that year.  In the third quarter of 2006 we were unable to recognize revenue on the project with Wyeth Pharmaceuticals that the Company announced on January 11, 2006. Late in the third quarter we determined that changes to the plan would

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 be required on this "Next-Generation Discovery IT" project resulting in incremental costs to complete the assignment.  As a result of the addition of incremental costs, the cumulative percentage of revenue to be recognized was held at the same level as that at the end of the second quarter of 2006 based upon the percentage of completion methodology, thus not recognizing approximately $1,450 of revenues in the third quarter that otherwise would have been recognized had the estimated costs to complete the project not changed.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones or changes in overall costs estimates for "percentage completion" contracts.  A collection of smaller projects was comparable for the two quarterly periods in 2006 and 2005.  Discovery research sales accounted for $1,605 in the third quarter of 2006 and $5,821 in the same period in 2005, a decrease of $4,216 or 72%.  This decrease in discovery research business was attributable to the completion of our four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer, Inc. in the fourth quarter of 2005.  Revenues from Pfizer in the third quarter 2005 were approximately $5,100. This decrease was partially offset by an increase in the number of smaller projects in the current year. Hardware sales for the third quarter 2006 were $3 compared to $10 in 2005.  We do not actively market hardware products, but rather facilitate customer demand as necessary.

 For the nine-month period in 2006, total net sales decreased 40% to $25,033 from $41,567 for the same period in 2005.  Discovery software and support sales decreased by $967 or 5% from $18,730 in the nine-month period ending September 30, 2005 to $17,763 in the nine-month period ending September 30, 2006.  This decrease was primarily due to lower support revenues in the Pacific Rim and decreased new product sales in 2006, partially attributable to the promotional period offering a free evaluation of a replacement product and the non-renewal by several customers due to mergers with other Companies.  The 2005 revenues also included approximately $373 from the early termination agreement with a customer.  Revenues from discovery informatics services increased by 47% to $2,895 for the nine-month period in 2006 from $1,964 in 2005.  The increase in discovery informatics service revenues is principally attributable to progress of work being performed on the project for Wyeth Pharmacueticals for the implementation of our Benchware Discovery 360 technologies.  Discovery research revenues decreased by 79% for the first nine months in 2006 to $4,347 from $20,842.  The decrease in discovery research revenues was from the completion of the Pfizer compound file enrichment project in 2005.  Revenues from discovery research projects for other customers are higher than 2005 by 52%.

Net sales for the Company's activities outside of North America represented approximately 58% and 73% for the three-month periods and 51% and 76% for the nine-month periods ending September 30, 2006 and 2005, respectively.  North American net sales accounted for 42% of 2006 and 27% of 2005 total third quarter sales.  For the respective nine-month periods, North American sales were 49% in 2006 and 24% in 2005.  Net sales in Europe decreased $4,821 or 55% to $3,947 for the third quarter of 2006 compared to 2005, and accounted for 52% and 67%, respectively, of total sales.  Year-to-date net sales in Europe declined to $10,932 in 2006 from $29,647 in 2005, a decline of 63%.  The decrease in Europe is principally related to revenues included in 2005 related to progress on the Pfizer strategic compound design and synthesis project that was contracted through our U.K. office and completed in the fourth quarter 2005.  Net sales in the Pacific Rim decreased by 35% and 14% for the third quarter of 2006 and the nine months ended, respectively, compared to the same periods in 2005.  The decrease in Pacific Rim revenues was from discovery informatics support, and lower discovery research compound sales.  The Pacific Rim accounted for 6% of net sales for the three-month periods in 2006 and 2005, and 7% and 5% for the nine-month periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Cost of sales for the three-month period ending September 30, 2006 decreased by $1,946 or 32% to $4,121 compared to $6,067 for the same period in 2005, primarily related to lower costs in discovery research due to the completion of the four-year discovery research contract with Pfizer at the end of 2005, partially offset by increased costs on discovery informatics services projects.  Cost of sales as a percent of net sales was 54% and 46% for the three-month periods in 2006 and 2005, respectively.  Included in the 2005 cost of sales was approximately $3,600 related to the Pfizer discovery research contract.  The increased costs in discovery informatics services for the quarter was $679, primarily attributable to work being performed on the project for Wyeth Pharmaceuticals for the development and implementation of our Benchware Discovery 360 product.  The third quarter 2006 cost of sales for discovery informatics products and support included approximately $107 of incremental amortization expense related to capitalized software development costs for products that were released to the market in the third quarter of 2005 and $60 of new amortization related to new Benchware products launched in June 2006.  Nine-month year-to-date cost of sales declined 47% to $11,082 in 2006 from $20,860 in 2005.  Cost of sales was 44% and 50% of total net sales for 2006 and 2005, respectively.  The 2005 year-to-date cost of sales included approximately $12,800 incurred in discovery research activities for the Pfizer compound file enrichment project.  The increased incremental amortization expense for the year related to capitalized software development products released to the market is $522.  In addition, cost of sales year to date for discovery informatics services increased by $1,460, primarily related to the Wyeth Next-Generation Discovery IT project.

 Gross profit margin for the third quarter 2006 decreased to 46% of total net sales versus 54% in the third quarter of 2005 primarily due to lower margins in discovery informatics products and support, discovery informatics services and discovery research services, offset by an overall increase in gross profit margin due to shift in business mix.  Relatively higher margin discovery informatics now represents a larger percentage of business compared to the third quarter of 2005.  This shift is a result of our completion of the four-year $90 million discovery research contract with Pfizer, Inc. in the fourth quarter of 2005.  Gross profit margin in the third quarter related to discovery informatics products and support declined to 72% in 2006 versus 77% in 2005 due to increased amortization expense related to capitalized software costs for new products released in latter-2005 and June 2006.  Gross profit margin in the third quarter of 2006 was (178%) in discovery informatics services compared to 48% the prior year due to a cumulative adjustment on the Wyeth informatics project to reflect the anticipated incremental costs to complete the project and their impact on the calculation of percentage of completion as of September 30, 2006.  Based on current estimates, we still anticipated positive gross margins for the project as a whole.  Discovery Research gross profit margin decreased from 24% to (6%) for the third quarter and were negatively impacted by cost overruns on one contract and initial stages on another that included pass-through costs from a third-party vendor at no margin.  The gross profit margin on compounds also decreased due to promotional pricing on new compound libraries.

 Nine-month year-to-date gross profit margin improved to 56% in 2006 from 50% in the 2005 nine-month year-to-date period.  The increase in year-to-date gross margin was primarily due to a shift in business mix with Discovery Informatics representing a larger portion of business at relatively higher gross margins than Discovery Research.  This shift is a result of our completion of the four-year $90 million Discovery Research contract with Pfizer, Inc. in the fourth quarter of 2005.  This increase was partially offset by a decrease in gross margin related to discovery informatics products and services as well as decreases in gross margin for discovery research products and services.  Gross profit margin decreased in discovery informatics products and support due to the additional amortization expense associated with new products released to the market.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Gross profit margin in discovery informatics services declined to 5% for the first nine months of 2006 versus 34% in the first nine months of 2005 due to a cumulative adjustment on the Wyeth project to reflect the impact of the anticipated incremental costs and the revised percentage of completion as discussed above.  Gross profit margin in discovery research decreased from 23% to 4% for year-to-date periods due to the previously mentioned cost overruns on one contract and initial stages on another that included pass-through costs from a third party vendor at no margin.  These events plus inventory provisions combined with lower revenues in the business unit resulted in the lower margins for the first nine months of the year.

 Sales and marketing expenses decreased 7% to $2,367 for the third quarter of 2006 from $2,556 in the same period in 2005.  Sales and marketing expenses as a percentage of net sales were 31% and 19% for the three-month periods in 2006 and 2005, respectively.  For the nine-month period in 2006, sales and marketing expenses were flat at $8,153 compared to $8,186.  Sales and marketing was 33% of total net sales for the first nine months of 2006 and 20% in 2005.  The decreases in sales and marketing spending in the third quarter 2006 compared to the third quarter 2005 were attributable to lower advertising and promotional expenditures and reduced travel and commission expenses. These decreases were partially offset by an increase in salary and consulting costs as a result of additional employees in the current year, including the addition of a VP Marketing position in the fourth quarter 2005.  The increase as a percentage of total revenues is primarily due to overall lower sales after completion of the Pfizer discovery research contract at the end of 2005.

 Research and development expenses for the quarter decreased by $64 or 2% to $2,834 from $2,898 and represented 37% and 22% of net sales in 2006 and 2005, respectively.  Nine-month year-to-date R&D expense was $8,287 in 2006 compared to $6,810 in 2005, an increase of 22%.  Year-to-date R&D expense as a percent to total sales was 33% and 16% in 2006 and 2005, respectively.  The increase in R&D expense year-over-year was partially attributable to reduced levels of capitalization of new development costs related to discovery informatics products.  In 2006 we capitalized $191 and $646 for the three and nine-month periods, respectively, while in 2005 we capitalized $313 and $1,470 for the quarter and year-to-date periods.  We have been developing one enterprise-wide product in 2006 compared to six computational chemistry software products in 2005.  R&D expense also increased in the third quarter of 2006 at our laboratory facility in England to $1,079 from $649 in the third quarter of 2005 due to higher utility costs and less efficient operations arising from managing multiple smaller contracts.  With the conclusion of the large Pfizer discovery research contract in 2005, our chemistry operations have changed from servicing primarily one large contract to servicing several smaller contracts.  This change, coupled with a substantial increase in utility costs, has resulted in more costs expensed as R&D rather than being charged to cost of sales or absorbed into inventory for the third quarter of 2006.

 The nine-month year-to-date results in 2006 were adversely affected by inefficiencies and redundant staff at our discovery research facility during a statutory consultation period in the first quarter leading up to a reduction in force as well as lower amounts capitalized related to discovery informatics products mentioned above.  In December 2005 we announced that we had initiated a 30 day consultation period as mandated by UK law to complete a reduction in force for our Discovery Research business based in Bude, England.  We initiated this action to streamline our Discovery Research business and associated cost structure as a result of our successful completion of the four-year $90 million file enrichment project with Pfizer in the fourth quarter of 2005.  We completed this process in January 2006, reducing our workforce by 76 positions.  Reorganization and reassignment of chemistry staff were finalized during February.  A further reduction of 15 positions was made in August 2006 and subsequently another 27

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 positions in the fourth quarter.  In addition, due to the lower staffing levels and increased facility costs, we estimate that we will pass approximately $933 of charges through our income statement in fiscal 2006 as a result of the adoption of Statement of Financial Accounting Standards No. 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("FAS 151").   FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in inventory.

 General and administrative expenses decreased $140 or 7% to $1,760 in 2006 from $1,900 for the third quarter of 2005, and represented 21% and 14% of net sales for the corresponding periods.  G&A expense for the nine-month period in 2006 was $5,244, a 9% decrease from $5,787 in 2005.  The reduced G&A expense for 2006 is a result of reduced staff, lower public company costs and lower legal defense costs as a result of meeting our insurance deductible in the first quarter 2006 related to the class action lawsuit.  See Note 3 for further details on the class action lawsuit.

 Stock-Based Compensation expense is included in each area of expense (Selling and Marketing, Research and Development, and General and Administrative) in the third quarter and year-to-date periods of 2006.  The totals of $53 and $271 for the quarter and year-to-date periods, respectively, are now required under FAS 123R.  Prior year amounts were reflected on a pro-forma basis in the footnotes to the financial statements.  See Note 15 for a further discussion of the prior year amounts and stock-based compensation accounting treatment.

 Restructuring charge represents a reduction in force primarily related to our Discovery Research division.  On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England that was initiated in December 2005 following completion of the four-year $90 million file enrichment project for Pfizer.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees at the laboratory by 76 positions.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of our US based employees resulted in a reduction of 9 positions.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $807 and $120 in the first quarter 2006 related to our Discovery Research and Discovery Informatics divisions, respectively, for one-time termination benefits and outplacement costs.  The annualized effect of the downsizing is estimated to result in a cash savings from payroll and related benefits of $2,400.  This amount would have been distributed as follows:  $250 in Selling and Marketing; $1,790 in Research and Development; and $360 in General and Administrative.  Certain departments within R&D would have qualified for absorption into inventory and ultimately been reflected through reduced cost of sales.  Other variable costs related to production are not estimable at this time.

 The Company further reduced staffing levels on August 11, 2006 by 14 positions, resulting in a pre-tax restructuring charge of $338 and projected annualized savings from payroll and related benefits of $1,076.  The distribution of the projected annualized savings would have been $858 in Research and Development and $218 in General and Administrative.  We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  All costs were incurred and paid in the third quarter and are reflected in the restructuring line item on the consolidated statement of operations.   This action was necessary in order to further streamline this business with the goal of obtaining positive cash flows from this business for the remaining months of the year.

 In the fourth quarter of 2006 we had a further reduction in force of 27 positions with an estimated cost of $500.  See Note 16 "Subsequent Event" for further discussion.  Costs of this additional restructuring, when finalized, will be reflected in the fourth quarter 2006 financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Interest expense increased to $569 in the third quarter of 2006 from $478 in the same period in 2005.  For the nine-month periods, interest expense increased to $1,597 in 2006 from $1,259 in 2005.  The increases were primarily due to higher interest rates on our revolving line of credit and mortgage note, along with additional amortization of the debt discount that arose from the funding of the Optive Research acquisition in early 2005 and the amortization of the deferred issuance costs related to the Convertible Preferred Stock transaction beginning in the second quarter of 2006.  The interest expense related to the deferred issuance costs was $62 and $98 for the third quarter and nine months of 2006, respectively.  Incremental interest expense related to the debt discount represents $46 in the third quarter and $144 year-to-date.  Capital lease interest expense decreased in the third quarter of 2006 by $47 compared to the third quarter of 2005 but was comparable for the nine month periods.

 Other income was $353 for the third quarter of 2006 versus $311 in 2005.  Included in 2006 is $153 related to currency gains, $215 non-cash gain on the revaluation of common stock warrants and $58 of interest income and miscellaneous income, offset by a writedown of investments of $50 and $23 loss on disposal of equipment.  The 2005 third quarter gain resulted from a distribution from A.M. Pappas of $305 and interest income of $22, offset by a currency loss of $16.  In the nine-month year-to-date period for 2006, other income totaled $1,525 that included currency gains of $876, the non-cash gain on the revaluation of common stock warrants of $572, interest income and miscellaneous income of $131 and gains on A.M. Pappas of $22 , offset by a writedown of investments of $50 and a $26 loss on disposal of equipment.  For the same year-to-date period in 2005, we had a loss from other items netting to $346.  This total included currency losses of $890 that were partially offset by interest income of $85 and net gains from unconsolidated investments of $457.  The net gains from investments arose from sales of NuVasive and losses on our holdings in the A.M. Pappas Life Science II fund.

Income tax expense was $46 for the first nine-months of 2006 compared to a benefit of $2,633 for the same period in 2005, which represent effective tax rates of 0% and (157%), respectively.  The 0% effective tax rate for 2006 reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate, realization of R&D tax credits in the U.K. and the valuation of certain net operating loss carry forwards. The rate for 2005 included recording of R&D tax credits in the U.K. for a prior period when it became more likely than not that they would be realized.

 Liquidity, Capital Resources and Capital Commitments

 Net cash used in operations in 2006 was $6,229.  The primary uses of cash were from a net loss of $9,116, increases in inventories of $1,823, reductions in accounts payable and accrued expenses of $3,224 along with lower deferred revenues of $6,519 and the noncash gain on revaluation of commons stock warrants of $572.  These uses of cash were partially offset by collections of accounts receivable of $8,408, reduction of prepaid expenses and other current assets of $2,105, plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount, totaling $4,221, along with the add-back of non-cash stock-based compensation expense of $300 and accretion of the deferred issuance costs of $98.  The increase in inventory is primarily related to on-going customer contracts and development of our next generation of compounds for our LeadQuest and LeadDiscovery libraries.  The drop in accounts receivable reflects the normal seasonal collection of balances.  Reductions in deferred revenue reflect the ratable recognition of revenue in the year and the cyclicality of software contract renewals.  Payments on accounts payable and accrued expenses also reflect the seasonality of the balances.  The reduction in prepaid expenses and other current assets reflects the ratable recognition of prepaid royalties and distributor commissions consistent with the recognition of deferred revenues.  Net

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 cash provided by operations in the first nine-months of 2005 was $2,727.  The primary sources of cash were from net income of $952, reductions in accounts receivable of $559, reductions in inventory of $2,993, increases in deferred revenue of $318 plus the add-back of non-cash depreciation and amortization, including the amortization of debt discount of $3,676 combined and the write-down on long-term investment of $88.  These increases of cash were partially offset by payments of accounts payable and accrued expenses of $3,641, additions to prepaid expenses of $690 and a change in deferred tax benefit of $1,288 less the pre-tax gain of $240 from the sale of shares of NuVasive common stock.  The change in deferred tax benefit is a result of recording the R&D tax credits in the U.K.  The timing of collections of accounts receivable and reductions of deferred revenues both continue regular annual cyclical patterns.  Reductions in inventory levels principally reflect the status of the deliveries of finished goods to Pfizer.

 Cash provided by investing activities during 2006 totaled $2,692, consisting of proceeds from the sale of equipment of $3,799 and distribution from A.M. Pappas Life Science Fund of $36, partially offset by property and equipment acquisitions of $409, capitalized development costs for our discovery informatics software products of $646 and additional investments in the A.M. Pappas Life Science Fund of $88.  Cash used in investing activities during the first nine months of 2005 totaled $4,815 and were for property and equipment acquisitions of $880, capitalized development costs for our discovery informatics software products of $1,470, cash used in the acquisition of Optive Research, Inc. of $4,753 and additional investments in the A. M. Pappas Life Science Fund totaling $133.  These were partially offset by $1,995 of proceeds from the sale of equipment and $426 of gross proceeds from the sale of NuVasive shares.  Over the next 12 to 18 months of 2006-2007, we may be asked to fund the remainder of our investment commitment ($338) to the A.M. Pappas Life Science II Fund.

 For the first nine months of 2006, cash provided by financing activities was $362, consisting of borrowings under our revolving line of credit of $6,710, net proceeds from the issuance of convertible preferred stock of $4,851 and proceeds from stock issuance pursuant to stock purchase and option plans of $172.  This was partially offset by cash payments on long-term debt and capital lease obligations totaling $11,134 along with dividend payments on the preferred stock amounting to $237.  For the first nine months of 2005, $1,289 of cash was generated through financing activities from the issuance of common stock of $500, the issuance of subordinated debt in the amount of $3,500 to fund part of the acquisition of Optive Research, the issuance of new capital leases of $59 and the issuance of shares under our employee stock plans of $39.  We had borrowings on our line of credit with LaSalle Bank of $14,380, while payments on our line of credit, mortgage and capital leases during the period totaled $17,189.

 On April 18, 2006, the Company and LaSalle Bank completed an amendment to the existing credit facility and mortgage loan.  The term of the revolving line of credit was extended to January 1, 2007 and the line of credit was amended to $6,000.  The amended line of credit has a borrowing base equal to 80% of domestic and insured foreign accounts receivable plus $1,800 allowance for the excess equity in U.S. real estate, a revised minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  The annual clean-down requirement was eliminated.  Interest on the mortgage loan was modified to LIBOR plus 3.0%.  All other terms of the revolving line of credit remain the same.

 On May 4, 2006, the Company completed the sale of 1.8 million shares of Convertible Preferred Stock at a price of $3.00 per share and issued 550 thousand five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a Boston-based investment partnership, for gross proceeds of $5,500.  The

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 shares of Convertible Preferred Stock represented approximately 18% of Tripos' outstanding common stock on an as-converted basis at the time of the transaction.  The Convertible Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years. If certain events occur prior to January 26, 2007, which events related primarily to a sale or acquisition of Tripos, the dividends will be accelerated such that the holders of the Convertible Preferred Stock will receive dividends in the aggregate amount of $958 (or dividends in the aggregate amount of $1,155 if the event occurs on or after January 26, 2007) inclusive of any dividends received to date.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs, were $4,851.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

 Due to the financial performance in the third quarter of 2006,  we were not in compliance with the minimum shareholders' equity covenant of our revolving credit facility with LaSalle Bank N.A.  We have requested a waiver of this covenant violation for the period ended September 30, 2006; however, there are no assurances that the bank will grant the waiver or regarding the additional terms that might be imposed in connection with a waiver.  Due to the covenant violation at September 30, all outstanding amounts under the revolving line of credit and mortgage loan have been shown as current liabilities on the balance sheet.

In addition, the  LaSalle Bank facility matures January 1, 2007, and LaSalle Bank has advised Tripos that is does not intend to renew or extend revolving credit to Tripos beyond January 1, 2007.  Nevertheless, Tripos has requested an extension from LaSalle Bank to enable it to complete certain strategic transactions that are currently under negotiation.  Tripos' ability to fund the anticipated capital and operating needs of its business following maturity of the LaSalle Bank facility and absent completion of certain strategic transactions is dependent on the replacement of this facility or the ability to secure alternative bank or other debt financing and/or equity funding.   In the event that the Company is unable to obtain the waiver or to extend and amend its credit facility on acceptable terms or arrange alternate financing, the Company's capital resources and liquidity would be materially adversely affected.

 We are exploring the sale of our headquarters building and the lease-back of a portion of the facility.  If completed, the transaction would eliminate the existing mortgage balance on the property and generate additional cash.  We anticipate that this transaction could provide prospective savings to the Company by reducing the ongoing cost of occupancy.  In addition, we are seeking to sell certain excess real properties at the Bude, England location. We are also pursuing  the sale of our investment in the A.M. Pappas Life Sciences Ventures II Fund.

 Our continuing financial viability is dependent upon our ability to take further steps to control costs and/or increase revenues and our ability to obtain financing to replace the LaSalle Bank facility and meet our working capital needs.  We will seek to obtain this funding from our current bank, from an alternative lending source, or from other providers of debt or equity funding.  We cannot predict whether such financing will be available or what the terms of financing might be.  Any financing may have an equity feature that could be dilutive to common stockholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

 For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2005.   With the adoption of FAS 123R at the beginning of fiscal 2006, we have determined that "Stock-Based Compensation" should be included as one of the Company's identified critical accounting policies. We account for stock-based compensation in accordance with the provisions of FAS 123R.  We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures").  Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  See Note 15 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.  There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December31, 2005.

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

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the provisions of FAS 157.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on our consolidated financial position or results of operations.

 Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates.  To date, interest rate exposure has not resulted in a material impact.   During 2003, 2004 and 2005, the Company did experience a significant impact from foreign exchange.  The costs to perform the custom design and synthesis contract with Pfizer were incurred in British pounds sterling while we were compensated in U.S. dollars for much of the work.  As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound.  Part of this effect was offset through foreign currency forward contracts whose gains were recorded in "Other Income".

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

 On October 12, 2006, B. James Rubin resigned as the Company's Chief Financial Officer and John D. Yingling was appointed to this position.  Mr. Rubin remains with the Company as a Senior Vice

Item 4.  Controls and Procedures (continued)

 President and will continue to work with other members of the Company's senior management team on key corporate initiatives.

During the quarterly period covered by this report, there were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          On August 4, 2006, the federal district court in St. Louis, Missouri approved the tentative agreement reached on March 21, 2006 to settle a class action litigation suit against the Company.  The total amount of the settlement is $3,150 which is to be paid by our insurers.  A court date has been set for November 17, 2006 to review the terms of the March 21, 2006 tentative settlement in the shareholder derivative suit.  See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description of legal proceedings.  Reference is made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2005 for a detailed description of legal proceedings.

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

          None

 Item 3.     Defaults upon Senior Securities

          None

 Item 4.     Submission of Matters to a Vote of Security Holders

          None

 Item 5.     Other Information

                Pursuant to the terms of the Company's revolving loan facility with LaSalle Bank N.A., the Company is obligated to maintain a minimum net worth calculated pursuant to the terms of the agreement.  On November 13, 2006, LaSalle Bank notified the Company that it was in default under the minimum net worth covenant under its revolving loan facility.  This facility provides for borrowing capacity of $6 million, based on a borrowing base and matures January 1, 2007.  See Note 8 to the Financial Statements contained herein.  LaSalle Bank also notified the Company that it does not intend to extend or renew the revolving loan facility.  LaSalle Bank also holds a security interest in certain property of the Company including a mortgage on the Company's principal offices which matures April 18, 2008.  The total amount currently outstanding under the revolving loan maturing January 1, 2007  is approximately $5.1 million.

            Under the revolving loan agreement, while the event of default exists, LaSalle Bank is entitled to cancel all its commitments under the facility and declare all loan obligations immediately due and payable.  Furthermore, if the default is not cured within 30 days, Horizon will have the right to accelerate all loan obligations under its credit agreement with the Company.  If LaSalle Bank and Horizon elect to exercise these rights, approximately $6.6 million of additional indebtedness of the Company would be accelerated.

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

TRIPOS, INC.

Date:	November 14, 2006	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	November 14, 2006	/s/ John D. Yingling
Vice President,
Chief Financial Officer and
Assistant Secretary

