Form 10-Q/A
period 2006-09-30
TRIPOS INC
filed 2007-02-05
CIK 920691

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

1

TRIPOS, INC.

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Period Ended September 30, 2006

Explanatory Note

Tripos, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2006 ("Form 10-Q/A) in order to include an impairment charge in the amount of $3.6 million which is equivalent to the loss on the sale of excess properties at the Company's Bude, England research facility.  The sale of the properties was accomplished through a series of transactions that were in negotiation at the time the Company filed its original report on Form 8-K and were subsequently completed in the fourth quarter of 2006.

2

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	4
Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	8-31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-45
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	45-46

PART II OTHER INFORMATION	46-47
SIGNATURES	47
3

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	09-30-2006	12-31-2005
	Restated
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,343	$ 6,241
Restricted cash	156	--
Marketable securities	127	--
Accounts receivable, less allowance for doubtful accounts of $191	3,638	11,219
Inventory	7,481	5,155
Prepaid expenses	3,807	4,386
Total current assets	17,552	27,001

Property and equipment, less accumulated depreciation	20,671	26,789
Capitalized development costs, less accumulated amortization	2,328	2,291
Goodwill	5,351	5,255
Intangible assets, less accumulated amortization	3,189	3,554
Investments recorded at cost	1,578	1,695
Deferred income taxes	250	231
Other assets	530	--
Total assets	$ 51,449	$ 66,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 7,964	$ 5,241
Current portion of capital leases	2,913	2,741
Accounts payable	1,337	1,219
Accrued expenses	3,566	4,970
Deferred revenue	10,394	15,898
Total current liabilities	26,174	30,069

Long-term portion of capital leases	2,527	1,343
Long-term debt	1,898	5,891
Common stock warrants	467	--
Total liabilities	31,066	37,303

Redeemable convertible preferred stock, $0.01 par value, authorized 1,833 shares, issued 1,833 shares as of September 30, 2006	3,716	--
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,282 shares as of September 30, 2006 and 10,190 shares as of December 31, 2005.	103	102
Additional paid-in capital	43,362	41,846
Retained deficit	(25,659)	(12,377)
Accumulated other comprehensive loss	(1,139)	(58)
Total shareholders' equity	16,667	29,513

Total liabilities and shareholders' equity	$ 51,449	$ 66,816

See accompanying notes
4

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
Net sales:	Restated		Restated
Discovery informatics products & support	$ 5,670	$ 6,618	$ 17,763	$ 18,730
Discovery informatics services	378	716	2,895	1,964
Discovery research products & services	1,605	5,821	4,347	20,842
Hardware	3	10	28	31
Total net sales	7,656	13,165	25,033	41,567

Cost of sales	4,121	6,067	11,082	20,860
Gross profit	3,535	7,098	13,951	20,707

Operating expenses:
Sales and marketing	2,367	2,556	8,153	8,186
Research and development	2,834	2,898	8,287	6,810
General and administrative	1,760	1,900	5,244	5,787
Restructuring charge	338	--	1,265	--
Impairment charge	3,607	--	3,607	--
Total operating expenses	10,906	7,354	26,556	20,783

Loss from operations	(7,371)	(256)	(12,605)	(76)

Interest expense	(569)	(478)	(1,597)	(1,259)
Other income (loss), net	353	311	1,525	(346)
Loss before income taxes	(7,587)	(423)	(12,677)	(1,681)

Income tax expense (benefit)	62	(583)	46	(2,633)
Net income (loss)	(7,649)	160	(12,723)	952

Preferred dividends	342	--	559	--

Net income (loss) available to common shareholders	$ (7,991)	$ 160	$ (13,282)	$ 952

Basic income (loss) per share	$ (0.78)	$ 0.02	$ (1.30)	$ 0.09
Basic weighted average number of shares	10,276	10,114	10,220	10,088
Diluted income (loss) per share	$ (0.78)	$ 0.02	$ (1.30)	$ 0.09
Diluted weighted average number of shares	10,276	10,143	10,220	10,132

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)	Nine Months Ended
	09-30-2006	09-30-2005
Operating activities:	Restated
Net (loss) income	$ (12,723)	$ 952
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charge	3,607	--
Depreciation of property and equipment	3,060	3,121
Amortization of capitalized development costs & intangibles	974	513
Amortization of debt discount	187	42
Amortization of deferred issuance costs	98	--
Gain on revaluation of common stock warrants	(572)	--
Deferred tax benefit	(6)	(1,288)
Gain from sale of marketable securities	--	(240)
Write-down of long-term investment	27	88
Loss on retirement of assets	28	--
Stock-based compensation expense	271	--
Non employee and director stock compensation expense	29	--
Change in operating assets and liabilities (excluding acquired business):
Restricted cash	(156)	--
Accounts receivable	8,408	559
Inventories	(1,823)	2,993
Prepaid expenses and other current assets	2,105	(690)
Accounts payable and accrued expenses	(3,224)	(3,641)
Deferred revenue	(6,519)	318
Net cash (used in) provided by operating activities	(6,229)	2,727
Investing activities:
Purchases of property and equipment	(409)	(880)
Capitalized development costs	(646)	(1,470)
Acquisition of business, net of cash received	--	(4,753)
Proceeds from the sale of marketable securities	--	426
Proceeds from the sale of equipment	3,799	1,995
Proceeds from distribution from investment in unconsolidated affiliates	36	--
Investment in unconsolidated affiliates	(88)	(133)
Net cash provided by (used in) investing activities	2,692	(4,815)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	172	39
Proceeds from issuance of common stock	--	500
Proceeds from issuance of preferred stock	4,851	--
Payments of cash dividends on preferred stock	(237)	--
Borrowings under revolving line of credit	6,710	14,380
Proceeds from issuance of long-term debt and capital leases	--	3,559
Payments on long-term debt and capital lease obligations	(11,134)	(17,189)
Net cash provided by financing activities	362	1,289

Effect of foreign exchange rate changes on cash and cash equivalents	(723)	194

Net decrease in cash and cash equivalents	(3,898)	(605)
Cash and cash equivalents at beginning of period	6,241	4,171
Cash and cash equivalents at end of period	$ 2,343	$ 3,566

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
7

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

Our business model is based primarily on deriving revenues from our discovery informatics and discovery research businesses as follows:

Discovery Informatics Products and Services.  The SYBYL® and UNITY® software suites are the foundation of our discovery informatics product (software) offerings.  These suites provide integrated tools for computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  We offer over fifty (50) software products for these research areas, some of which are in-licensed from third party scientific partners.  Key components of these products are being packaged as web services as part of Tripos' Service-Oriented Informatics strategy, designed to make the company's valuable discovery tools adaptable to each scientist's workflow in the new rapidly evolving informatics environment.  In 2005, we launched the Windows®-based BenchwareTM suite, used by laboratory researchers to support synthesis and testing decisions; digitally store, search and retrieve research information; and share experimental results with project team members, including computational scientists.  These products and technologies are provided to our customers through a license arrangement, while certain of the enterprise-wide technologies also involve systems integration and other services to facilitate a smooth

•         Item 1.  Financial Statements (continued)

implementation.  Customized software development projects can also be an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

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

Item 1.  Financial Statements (continued)

(2)     Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three-month Period		Nine-month Period
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
	Restated		Restated
Net income (loss) available to common shareholders	$ (7,991)	$ 160	$ (13,282)	$ 952
Unrealized gain (loss)on marketable securities	(9)	--	(9)	53
Less: reclassification for (gain) loss included in net income	--	--	--	(149)
Foreign currency translation adjustments	(163)	207	(1,072)	1,522
Comprehensive income (loss)	$ (8,163)	$ 367	$ (14,363)	$ 2,378

The components of accumulated other comprehensive income, net of related tax, at September 30, 2006 and December 31, 2005 were as follows:

	09-30-2006	12-31-2005
Foreign currency translation adjustments	$ (1,130)	$ (58)
Unrealized loss on marketable securities	(9)	--
Accumulated other comprehensive loss	$ (1,139)	$ (58)

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

	Three-months Ended		Nine-months Ended
	09-30-2006	09-30-2005	09-30-2006	09-30-2005
Numerator:	Restated		Restated
Numerator for basic earnings per share-- net income (loss) allocable to common shareholders	$ (7,991)	$160	$ (13,282)	$ 952
dividends accruing to preferred shareholders (Note C)	--	--	--	--
Numerator for diluted earnings per share	$ (7,991)	$160	$ (13,282)	$ 952
Denominator:
Denominator for basic earnings per share-- Weighted average shares	10,276	10,114	10,220	10,088
Effect of dilutive securities:
Warrants (Note A)	--	--	--	--
Employee stock options (Note B)	--	29	--	44
Assumed conversion of Series C preferred Shares (Note C)	--	--	--	--
Denominator for diluted earnings per share-- Adjusted weighted average shares	10,276	10,143	10,220	10,132

Basic and diluted earnings (loss) per share	$ (0.78)	$ 0.02	$ (1.30)	$ 0.09

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
16

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

The revolving line of credit borrowing capacity is $6,000 and has a borrowing base of 80% of domestic and insured foreign accounts receivable plus an allowance of $1,800 against excess equity in U.S. real estate.  Covenants under the credit facility include a minimum shareholders' equity covenant tested quarterly and a minimum consolidated cash balance covenant tested monthly.  There is no annual clean-down requirement.  Borrowings under the revolving line of credit bear interest at variable rates tied to LIBOR or the bank's prime rate.  The line of credit carries a commitment fee of 3/8% of the unused portion of the line.  Due to the short term commitment of the amended credit facility, draws on the line of credit are classified as short-term debt. Borrowing base availability was $3,310 and we had borrowings outstanding of $3,310 at September 30, 2006.  The mortgage note calls for even quarterly principal payments based on a twenty-year amortization schedule.  Interest on the mortgage loan is based on LIBOR plus 3.0%.  Interest rates paid by the Company on the mortgage averaged 8.5% and 7.5% during the third quarter of 2006 and first nine months of 2006, respectively.  As of September 30, 2006, $3,534 was remaining on the mortgage.  We were in violation of the Minimum Net Worth covenant on September 30, 2006 and therefore have reflected all amounts outstanding on the revolving line of credit and mortgage loan as current on the balance sheet.  We have requested a waiver of this covenant violation for the period ended September 30, 2006; however, there are no assurances that the bank will grant a waiver or that the bank will not impose additional terms as a condition to granting a waiver.  In addition, the LaSalle Bank facility matures January 1, 2007, and LaSalle Bank has advised Tripos that it does not intend to renew or extend revolving credit to Tripos beyond January 1, 2007.  Nevertheless, Tripos plans to request an extension from LaSalle Bank to enable it to complete certain strategic transactions that are currently under negotiation.  Tripos' ability to fund the anticipated capital and operating needs of its business following maturity of the LaSalle Bank facility and absent completion of certain strategic transactions is dependent, among other things, on the replacement of this facility of the ability to secure alternative bank or other debt financing and/or equity funding.  See "Management's Discussion and Analysis-Liquidity" for further information concerning our liquidity and financial position.

Item 1.  Financial Statements (continued)

(8)     Debt Facilities (continued)

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The repayment terms of the promissory note require monthly interest only payments of $33 for the first 18 months, followed by 30 monthly principal and interest payments of $135 beginning on August 1, 2006.  Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of the payment.  The subordinated promissory note contains prepayment penalties.  The balance outstanding at September 30, 2006 was $3,296.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  Warrants to purchase 156 common shares were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discount of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.  The debt discounts are being amortized to interest expense over the life of the loan using the effective interest rate method.  As a result of the default under the LaSalle Bank credit facility described above, we are required to notify Horizon of the existence of the default and of the ability to accelerate this indebtedness if the default is not cured within 30 days.

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

Item 1.  Financial Statements (continued)

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

Upon issuance, the fair value of the warrants was determined based on the Black-Scholes option-pricing model and recorded on the balance sheet as a liability in the amount of $1,040.  The warrants were determined to be a liability, as under Emerging Issues Task Force ("EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", they

Item 1.  Financial Statements (continued)

(12)     Series C Preferred Stock (continued)

could not be recorded in equity due to registration rights obligations and cash penalty requirements that were not capped in the event of an unsuccessful registration.  The maximum penalty for failure to register or maintain effectiveness of a registration was determined to exceed the spread between the fair value of a registered and unregistered share and, as such, cash settlement was assumed for this determination.  The weighted-average assumptions utilized in determining the Black-Scholes values were as follows:  stock price-$2.96; strike price-$3.50; dividend yield-0%; risk-free interest rate-5.0%; volatility factor-0.79 and expected life-5 years.  The Company will reassess the fair value of the warrants on a quarterly basis until exercise or expiration and record any resulting gain or loss through "other income" in the statement of operations.  The Company evaluated the conversion feature of the preferred stock under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and determined that it was clearly and closely related to the host contract (preferred stock) and was more akin to equity.  The conversion feature therefore was not separated from the host contract.  The equity features of the preferred stock are voting rights similar to common stock, participation in distributions to common shareholders, the holder has a residual interest in the Company, and the preferred shares are not mandatorily redeemable.  The Company therefore determined that the conversion feature should be evaluated under EITF No. 98-5, " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."  After taking into account the allocation of the proceeds to the warrants, the Company determined that the Preferred Stock contained a beneficial conversion feature valued at $1,015 based upon the intrinsic value of the shares at the closing stock price versus the value assigned to the preferred stock.  Together, the value assigned to the warrants and the beneficial conversion feature created a preferred stock discount in the amount of $2,055, which is being accreted through preferred dividend expense over a two-year period using the effective interest rate methodology.

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

Item 1.  Financial Statements (continued)

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

Summarized financial information concerning the industry segments follows:

DI = Discovery Informatics

DR = Discovery Research

	Three-Months End September 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
		Restated
Revenues:
DI products (including hardware)	$ 5,673	$ --	$ 5,673	$ 6,628	$ --	$ 6,628
DI services	378	--	378	716	--	716
DR products & services	--	1,605	1,605	--	5,821	5,821
Total revenues	$ 6,051	$ 1,605	$ 7,656	$ 7,344	$ 5,821	$ 13,165

Depreciation & amortization	$ 586	$ 741	$ 1,327	$ 372	$ 884	$ 1,256
Corporate non-allocated			37			71
Depreciation & amortization on statement of operations			$ 1,364			$ 1,327

Operating income (loss)	$ (477)	$ (5,653)	$ (6,130)	$ 1,523	$ (143)	$ 1,380
Non-allocated corporate department expense			(1,241)			(1,636)
Operating loss on statement of operations			$ (7,371)			$ (256)

Long-lived assets	$ 15,274	$ 16,265	$ 31,539	$ 17,633	$ 23,210	$ 40,843

Total assets (1)	$ 23,245	$ 25,578	$ 48,823	$ 30,025	$ 35,092	$ 65,117
Consolidated cash and marketable securities			2,626			3,566
Total assets on balance sheet			$ 51,449			$ 68,683

(1)            Excludes cash and cash equivalents, restricted cash and marketable securities of $2,626 and $3,566 in 2006 and 2005, respectively as cash and cash equivalents are monitored on a consolidated basis.

Item 1.  Financial Statements (continued)

(14)     Segments (continued)

	Nine-Months End September 30,
	2006			2005
	DI	DR	Total	DI	DR	Total
		Restated
Revenues:
DI products (including hardware)	$ 17,791	$ --	$ 17,791	$ 18,761	$ --	$ 18,761
DI services	2,895	--	2,895	1,964	--	1,964
DR products & services	--	4,347	4,347	--	20,842	20,842
Total revenues	$ 20,686	$ 4,347	$ 25,033	$ 20,725	$ 20,842	$ 41,567

Depreciation & amortization	$ 1,710	$ 2,199	$ 3,909	$ 1,065	$ 2,317	$ 3,382
Corporate non-allocated			125			252
Depreciation & amortization on statement of operations			$ 4,034			$ 3,634

Operating income (loss)	$ 449	$ (9,093)	$ (8,644)	$ 3,551	$ 1,037	$ 4,588
Non-allocated corporate department expense			(3,961)			(4,664)
Operating income (loss) on statement of operations			$ (12,605)			$ (76)

Long-lived assets	$ 15,274	$ 16,265	$ 31,539	$ 17,633	$ 23,210	$ 40,843

Total assets (2)	$ 23,245	$ 25,578	$ 48,823	$ 30,025	$ 35,092	$ 65,117
Consolidated cash and marketable securities			2,626			3,566
Total assets on balance sheet			$ 51,449			$ 68,683

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
27

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

(17)      Restatement for Impairment Charge

At the time of filing its Quarterly Report on Form 10-Q, the Company was in negotiations to sell certain excess real properties at its Bude, England location.  The property sale subsequently closed in the fourth quarter of 2006 and management has determined that it should amend its Form 10-Q to reflect the asset value as being impaired in the amount of the loss that would ultimately be recognized upon consummation of the transaction.  The loss on the sale of these excess properties was $3,607.  The following financial statements reflect the "as reported" figures from the Form 10-Q filed on November 14, 2006 and the effect of the impairment charge on the value of the property.

TRIPOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	09-30-2006		09-30-2006
ASSETS	As Reported	Adjust	Restated
Current assets:
Cash and cash equivalents	$ 2,343		$ 2,343
Restricted cash	156		156
Marketable securities	127		127
Accounts receivable, less allowance for doubtful accounts of $191	3,638		3,638
Inventory	7,481		7,481
Prepaid expenses	3,807		3,807
Total current assets	17,552		17,552

Property and equipment, less accumulated depreciation	24,278	(3,607)	20,671
Capitalized development costs, less accumulated amortization	2,328		2,328
Goodwill	5,351		5,351
Intangible assets, less accumulated amortization	3,189		3,189
Investments recorded at cost	1,578		1,578
Deferred income taxes	250		250
Other assets	530		530
Total assets	$ 55,056	$ (3,607)	$ 51,449

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 7,964		$ 7,964
Current portion of capital leases	2,913		2,913
Accounts payable	1,337		1,337
Accrued expenses	3,566		3,566
Deferred revenue	10,394		10,394
Total current liabilities	26,174		26,174

Long-term portion of capital leases	2,527		2,527
Long-term debt	1,898		1,898
Common stock warrants	467		467
Total liabilities	31,066		31,066

Redeemable convertible preferred stock, $0.01 par value, authorized 1,833 shares, issued 1,833 shares as of September 30, 2006	3,716		3,716
Shareholders' equity :
Common stock, $0.01 par value; authorized 20,000 shares, issued 10,282 shares as of September 30, 2006	103		103
Additional paid-in capital	43,362		43,362
Retained deficit	(22,052)	(3,607)	(25,659)
Accumulated other comprehensive loss	(1,139)		(1,139)
Total shareholders' equity	20,274	(3,607)	16,667

Total liabilities and shareholders' equity	$ 55,056	$ (3,607)	$ 51,449

(17)      Restatement for Impairment Charge (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended			Nine Months Ended
	09-30-2006		09-30-2006	09-30-2006		09-30-2006
	As Reported	Adjust	Restated	As Reported	Adjust	Restated
Net sales:
Discovery informatics products & support	$ 5,670		$ 5,670	$ 17,763		$ 17,763
Discovery informatics services	378		378	2,895		2,895
Discovery research products & services	1,605		1,605	4,347		4,347
Hardware	3		3	28		28
Total net sales	7,656		7,656	25,033		25,033

Cost of sales	4,121		4,121	11,082		11,082
Gross profit	3,535		3,535	13,951		13,951

Operating expenses:
Sales and marketing	2,367		2,367	8,153		8,153
Research and development	2,834		2,834	8,287		8,287
General and administrative	1,760		1,760	5,244		5,244
Restructuring charge	338		338	1,265		1,265
Impairment charge	--	3,607	3,607	--	3,607	3,607
Total operating expenses	7,299	3,607	10,906	22,949	3,607	26,556

Loss from operations	(3,764)	(3,607)	(7,371)	(8,998)	(3,607)	(12,605)

Interest expense	(569)		(569)	(1,597)		(1,597)
Other income (loss), net	353		353	1,525		1,525
Loss before income taxes	(3,980)	(3,607)	(7,587)	(9,070)	(3,607)	(12,677)

Income tax expense (benefit)	62		62	46		46
Net income (loss)	(4,042)	(3,607)	(7,649)	(9,116)	(3,607)	(12,723)

Preferred dividends	342		342	559		559

Net income (loss) available to common shareholder	$ (4,384)	$ (3,607)	$ (7,991)	$ (9,675)	$ (3,607)	$ (13,282)

Basic & diluted income (loss) per share	$ (0.43)		$ (0.78)	$ (0.95)		$ (1.30)
Basic & diluted weighted average number of shares	10,276		10,276	10,220		10,220
30

(17)      Restatement for Impairment Charges (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)	Nine Months Ended
	09-30-2006 As Reported	Adjust	09-30-2006 Restated
Operating activities:
Net (loss) income	$ (9,116)	$ (3,607)	$ (12,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	--	3,607	3,607
Depreciation of property and equipment	3,060		3,060
Amortization of capitalized development costs & intangibles	974		974
Amortization of debt discount	187		187
Amortization of deferred issuance costs	98		98
Gain on revaluation of common stock warrants	(572)		(572)
Deferred tax benefit	(6)		(6)
Gain from sale of marketable securities	--		--
Write-down of long-term investment	27		27
Loss on retirement of assets	28		28
Stock-based compensation expense	271		271
Non employee and director stock compensation expense	29		29
Change in operating assets and liabilities (excluding acquired business):
Restricted cash	(156)		(156)
Accounts receivable	8,408		8,408
Inventories	(1,823)		(1,823)
Prepaid expenses and other current assets	2,105		2,105
Accounts payable and accrued expenses	(3,224)		(3,224)
Deferred revenue	(6,519)		(6,519)
Net cash (used in) provided by operating activities	(6,229)	--	(6,229)
Investing activities:
Purchases of property and equipment	(409)		(409)
Capitalized development costs	(646)		(646)
Acquisition of business, net of cash received	--		--
Proceeds from the sale of marketable securities	--		--
Proceeds from the sale of equipment	3,799		3,799
Proceeds from distribution from investment in unconsolidated affiliates	36		36
Investment in unconsolidated affiliates	(88)		(88)
Net cash provided by (used in) investing activities	2,692	--	2,692
Financing activities:
Proceeds from stock issuance pursuant to stock purchase and option plans	172		172
Proceeds from issuance of common stock	--		--
Proceeds from issuance of preferred stock	4,851		4,851
Payments of cash dividends on preferred stock	(237)		(237)
Borrowings under revolving line of credit	6,710		6,710
Proceeds from issuance of long-term debt and capital leases	--		--
Payments on long-term debt and capital lease obligations	(11,134)		(11,134)
Net cash provided by financing activities	362	--	362

Effect of foreign exchange rate changes on cash and cash equivalents	(723)	--	(723)

Net decrease in cash and cash equivalents	(3,898)	--	(3,898)
Cash and cash equivalents at beginning of period	6,241		6,241
Cash and cash equivalents at end of period	$ 2,343	--	$ 2,343

See accompanying notes.

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

            With respect to Tripos' Discovery Research business, Tripos:

•                     Has completed further staffing reductions at Tripos Discovery Research.  The business now has 43 research and sales professionals dedicated to this business;

•                     Is currently engaged in advanced discussions for the sale of the UK-based Discovery Research business.  The buyer would assume substantially all of the assets and liabilities of that business;

•                     Is in negotiations to sell certain surplus real estate in the UK.

            With respect to Tripos' Discovery Informatics business, Tripos:

•                     Is working to restructure the Discovery Informatics business as a public company to continue to provide software and enterprise solutions to the pharmaceutical and biotechnology industry;

•                     As part of the restructuring, the Company is seeking funding for the near-term capital needs of the Discovery Informatics business, either through replacement of its bank credit facility (which matures January 1, 2007) or through the proceeds of other debt or equity financings, any of which may be dilutive to the interests of current stockholders;

•                     Continues to evaluate possible sale transactions, and is currently in advanced discussions with a potential buyer for the Discovery Informatics business.

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

Results of Operations (Amounts in thousands, except per share amounts)

Net sales for the third quarter of 2006 were $7,656 compared to $13,165 in 2005, a decrease of 42%.  Discovery informatics products and support sales decreased 14% to $5,670 in the third quarter 2006 from $6,618 for the same period in 2005.  This decrease is attributable to several factors.  One is lower product sales in the Pacific Rim while we replace distributors in India and China.  A second impact is lower current sales during a promotional period offering a free evaluation of a replacement product.  Discovery informatics revenues in 2005 included approximately $373 related to an early termination agreement with a customer.  The prior year quarter also included the recording of revenues that were delayed due to a patent infringement case in Japan relating to a software product that we in-licensed from a third party.  The third party introduced what we believed to be a non-infringing version of the software in the second quarter 2005 and our distributor in Japan was able to close approximately $200 of previously delayed transactions.  Discovery informatics services revenues for the third quarter of 2006 decreased 47% to $378 from $716 in the third quarter of 2005.  Much of the revenue recorded in the third quarter of 2005 was related to the Schering project that was completed later in that year.  In the third quarter of 2006 we were unable to recognize revenue on the project with Wyeth Pharmaceuticals that the Company announced on January 11, 2006. Late in the third quarter we determined that changes to the plan would be required on this "Next-Generation Discovery IT" project resulting in incremental costs to complete the assignment.  As a result of the addition of incremental costs, the cumulative percentage of revenue to be recognized was held at the same level as that at the end of the second quarter of 2006 based upon the percentage of completion methodology, thus not recognizing approximately $1,450 of revenues in the third quarter that otherwise would have been recognized had the estimated costs to complete the project not changed.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones or changes in overall costs estimates for "percentage completion" contracts.  A collection of smaller projects was comparable for the two

Item 2.                                   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

quarterly periods in 2006 and 2005.  Discovery research sales accounted for $1,605 in the third quarter of 2006 and $5,821 in the same period in 2005, a decrease of $4,216 or 72%.  This decrease in discovery research business was attributable to the completion of our four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer, Inc. in the fourth quarter of 2005.  Revenues from Pfizer in the third quarter 2005 were approximately $5,100. This decrease was partially offset by an increase in the number of smaller projects in the current year. Hardware sales for the third quarter 2006 were $3 compared to $10 in 2005.  We do not actively market hardware products, but rather facilitate customer demand as necessary.

For the nine-month period in 2006, total net sales decreased 40% to $25,033 from $41,567 for the same period in 2005.  Discovery software and support sales decreased by $967 or 5% from $18,730 in the nine-month period ending September 30, 2005 to $17,763 in the nine-month period ending September 30, 2006.  This decrease was primarily due to lower support revenues in the Pacific Rim and decreased new product sales in 2006, partially attributable to the promotional period offering a free evaluation of a replacement product and the non-renewal by several customers due to mergers with other Companies.  The 2005 revenues also included approximately $373 from the early termination agreement with a customer.  Revenues from discovery informatics services increased by 47% to $2,895 for the nine-month period in 2006 from $1,964 in 2005.  The increase in discovery informatics service revenues is principally attributable to progress of work being performed on the project for Wyeth Pharmaceuticals for the implementation of our Benchware Discovery 360 technologies.  Discovery research revenues decreased by 79% for the first nine months in 2006 to $4,347 from $20,842.  The decrease in discovery research revenues was from the completion of the Pfizer compound file enrichment project in 2005.  Revenues from discovery research projects for other customers are higher than 2005 by 52%.

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

The Company further reduced staffing levels on August 11, 2006 by 14 positions, resulting in a pre-tax restructuring charge of $338 and projected annualized savings from payroll and related benefits of $1,076.  The distribution of the projected annualized savings would have been $858 in Research and Development and $218 in General and Administrative.  We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  All costs were incurred and paid in the third quarter and are reflected in the restructuring line item on the consolidated statement of operations.   This action was necessary in order to further streamline this business.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment Charge   We have determined to restate our quarterly financial statements to reflect an impairment charge for the amount of the loss on the sale of excess properties at our Bude, England research facility of $3,607.  The sale of the property was accomplished through a series of transactions that were completed in the fourth quarter of 2006.  The impairment charge represents the loss on the sale of those properties that had a net book value of $4,873.  The final terms of the transaction were substantially the same as those under negotiation at the time of our original quarterly filing.  Management has determined that it should amend its quarterly filing for the period ended September 30, 2006 to show the effect of the impairment to the carrying value of the property being sold.

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

Liquidity, Capital Resources and Capital Commitments

Net cash used in operations in 2006 was $6,229.  The primary uses of cash were from a net loss of $12,723, increases in inventories of $1,823, reductions in accounts payable and accrued expenses of $3,224 along with lower deferred revenues of $6,519, the noncash gain on revaluation of commons stock warrants of $572 and a noncash impairment charge of $3,607.  These uses of cash were partially offset by collections of accounts receivable of $8,408, reduction of prepaid expenses and other current assets of

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Due to the financial performance in the third quarter of 2006, we were not in compliance with the minimum shareholders' equity covenant of our revolving credit facility with LaSalle Bank N.A.  We requested a waiver of this covenant violation for the period ended September 30, 2006.  On December 5, 2006, we and
LaSalle Bank entered into the Sixth Amendment and Waiver to Amended and Restated Loan Agreement, effective December 1, 2006.  Under the terms of the amendment, LaSalle Bank waived the default in the minimum shareholders' equity covenant and extended the revolving loan maturity date from January 1, 2007 to
February 28, 2007.  The term loan maturity date was also amended from April 18, 2008 to February 28, 2007.  In addition, the amendment reduced the maximum amount available under our existing borrowing base by $500,000, imposed a $50,000 amendment fee and additional fees of up to $100,000 through February 28,
2007, and eliminated the minimum net worth and minimum liquidity covenants and removed a restriction on selling mortgaged real estate securing the term loan.  In so doing, LaSalle indicated that it would not grant further extensions of the credit facility.

Tripos' ability to fund the anticipated capital and operating needs of its business following maturity of the LaSalle Bank facility and absent completion of certain strategic transactions is dependent on the replacement of this facility or the ability to secure alternative bank or other debt financing and/or equity funding.  In the event that the Company is unable to extend and amend its credit facility on acceptable terms or arrange alternate financing, the Company's capital resources and liquidity would be materially adversely affected.

We
  are exploring the sale of our headquarters building and the lease-back of a portion of the facility.  If completed, the transaction would eliminate the existing
mortgage balance on the property and generate additional cash.  We anticipate that this transaction could provide prospective savings to the
  Company by
43

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

reducing the ongoing cost of occupancy.  In addition, we are seeking to sell certain excess real properties at the Bude, England location.  We are also pursuing the sale of our Investment in the A.M. Pappas Life Science Ventures II Fund.

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

Item 4.  Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a

Item 4.  Controls and Procedures (continued)

reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the revolving loan agreement, while the event of default exists, LaSalle Bank is entitled to cancel all its commitments under the facility and declare all loan obligations immediately due and payable.  Furthermore, if the default is not cured within 30 days, Horizon will have the right to accelerate all loan obligations under its credit agreement with the Company.  If LaSalle Bank and Horizon elect to exercise these rights, approximately $6.6 of additional indebtedness of the Company would be accelerated.

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

TRIPOS, INC.

Date:	February 5, 2007	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	February 5, 2007	/s/ John D. Yingling
Vice President,
Chief Financial Officer and
Assistant Secretary
47