Form 10-Q/A
period 2006-09-30
TRIPOS INC
filed 2007-02-07
CIK 920691

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

TRIPOS, INC.

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Period Ended September 30, 2006

Explanatory Note

Tripos, Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended September 30, 2006 ("Form 10-Q/A) in order to include Exhibits 31.1, 31.2 and 32.1 that were inadvertently omitted from the Amendment No. 1 to the Form 10-Q filed on February 5, 2007 and referred to therein.  This filing is otherwise identical to Amendment No. 1.

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

TRIPOS, INC.

Date:	February 7, 2007	/s/ John P. McAlister
President and
Chief Executive Officer

Date:	February 7, 2007	/s/ John D. Yingling
Vice President,
Chief Financial Officer and
Assistant Secretary
47