Form 10-K
period 2006-12-31
TRIPOS INC
filed 2007-04-17
CIK 920691

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the fiscal year ended December 31, 2006.

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the transition period from _____________ to _______________.

Commission file number 0-23666

Tripos, Inc.

(Exact name of registrant as specified in its charter)

Utah	43-1454986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 S. Hanley Rd, St. Louis, MO	63144
(Address of principal executive offices)	Zip Code
Registrant's telephone number, including area code: (314) 647-1099

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered:
Common stock, $.01 Par Value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $11,198,637 (based upon the June 30, 2006 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Global Select Market).  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2007, there were 10,392,835 shares of the Registrant's Common Stock outstanding with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

OVERVIEW AND SUMMARY OF RECENT ACTIVITIES

Tripos, Inc. ("Tripos") is in the process of selling its operating businesses.  The following is a summary of our recent activities.

*      On November 20, 2006, Tripos announced that it had entered into an agreement to sell its discovery informatics business and, assuming closing of this transaction, dissolve and liquidate.

*      On January 2, 2007, Tripos announced that it had entered into an agreement to sell its discovery research business.  Since that date, Tripos has determined that the contract purchaser is unlikely to conclude the sale.  This agreement terminated by its terms on April 2, 2007.  Tripos is in the process of marketing this business on revised terms to this and other potential purchasers.

*      On March 15, 2007, Tripos' stockholders approved the sale of the assets of the discovery informatics business to a newly-formed subsidiary of Vector Capital Corporation and the dissolution and liquidation of Tripos.

*      On March 20, 2007, Tripos completed the sale of its discovery informatics business to Tripos (Cayman), L.P. for cash in the amount of $26.2 million and used $11.8 million of the proceeds to repay indebtedness to LaSalle Bank and Horizon Technology Finance.

*      Under the asset purchase agreement with the newly formed subsidiary of Vector Capital, Tripos is prohibited from making distributions to common stockholders until September 20, 2007 and during that time must resolve all creditor claims.

*      As of the date hereof, Tripos continues to operate its UK-based Discovery Research business, while actively seeking a purchaser.  If Tripos cannot sell this business in the near term, it is the current intention of the Board of Directors to shut this business down.

*      Under generally accepted accounting principles, Tripos is required to report the results of its discovery informatics businesses as continuing operations through March 15, 2007, the date of stockholder approval.  However, Tripos' discovery research business is reported herein as discontinued operations through December 31, 2006.  With the approval by the shareholders for the sale of DI and the Company's plan of liquidation, we changed the basis of accounting for periods subsequent to March 15, 2007, from the going-concern basis to a liquidation basis.

Due to the sale of its principal operating unit, the discovery informatics business, and Tripos' plans to either sell discovery research in the near future or shut this business down, Tripos expects to have minimal operations in the near future.  Rather, its principal activities will be to complete the sale or shut-down of the discovery research business and the activities needed to complete the dissolution and liquidation of the business, pending the initial liquidating distribution expected to be made late in the third quarter of 2007 or in the fourth quarter of 2007.

Discovery Research Business

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

During 2006, the discovery research business generated revenues of $6.6 million and net operating losses of $32.7 million.  These results take into account impairment charges that were recorded in the 3rd and 4th quarters of 2006 prior to classification of the business unit as a discontinued operation.

Liquidation and Dissolution Activities.

Tripos is currently conducting the following principal activities toward a dissolution and liquidation of the Company:

*      Seeking to restructure obligations to certain British national and regional governmental authorities arising out of various economic development grants;

*      Pursuing discussions with several potential purchasers for the discovery research business including the senior U.K. management team of DR with whom the Company is in advanced negotiations;

*      With the assistance of advisors in the UK and the US, analyzing how best to shut down the Discovery Research business and the impact of a potential shut-down on the amount available for distribution to Tripos stockholders;

*      Concluding the sale of Tripos' St. Louis corporate headquarters in April 2007; and

*      Assembling the resources necessary to efficiently manage the liquidation and dissolution process.  As of the current date, the sole employee of Tripos, other than employees of the discovery research business and employees being transitioned to the purchaser of the discovery informatics business, is John P. McAlister.  The Board of Directors will continue to supervise the dissolution and liquidation process.

Website Access to Company Reports

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.tripos.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Printed copies of this annual report on Form 10-K will be made available, free of charge, upon written request.

PART IA.  RISK FACTORS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by us or on our behalf, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

In addition to the other information included in this Annual Report on Form 10-K, you should consider carefully the matters described below in evaluating the proposed dissolution and liquidation, as well as our business.  Additional risks and uncertainties that are not presently known to us or that we do not currently believe to be important to you also may adversely affect our business or the dissolution and liquidation.

If our expectations regarding liquidating distributions are inaccurate, the amount we distribute to our stockholders may be reduced.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors' and officers' insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to sell our DR business and we will continue to incur costs as we effect the dissolution.  Our expectations regarding our expense levels may be inaccurate.  Any claims, liabilities or expenses that arise prior to the liquidation or that exceed our estimates would need to be taken into account at the time of the distribution and could reduce the amount of cash available for ultimate distribution to shareholders.

We believe we have undergone an "ownership change" for purposes of Section 382 of the Internal Revenue Code during 2006, which could affect our ability to offset gains in respect of the sale of the DI business with losses recognized in respect of the sale of the DR business.

Although it is not entirely clear, primarily as a result of high volume in the trading of our stock during 2006,we believe we have undergone an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), during 2006.  In any event, because we are continuing to operate at a loss for tax purposes, we do not expect that, if applicable as a general matter, the limitations imposed by Section 382 of the Code will materially and adversely affect our federal income tax liability in respect of our ordinary operating income or in respect of the sale of the DI business, and therefore not materially and adversely affect the amount available to otherwise be distributed to our shareholders.  To substantially reduce or eliminate any federal income tax liability in respect of the sale of the DI business, we may seek to take other steps, such as the sale of the DR business to a third party or its abandonment for federal income tax purposes.  There can be no guarantee, however, that we would be able to affect such steps or that such steps would ultimately be effective.  If we are unable to offset gains recognized in respect of the sale of the DI business with losses recognized in respect of the sale of the DR businesses, or with other losses, we may incur a federal income tax liability which would decrease the amount otherwise available to our shareholders.  See "Approval of Proposal to Adopt Plan of Dissolution and Dissolve and Liquidate the Corporation--Material U.S. Federal Income Tax Consequences of the Dissolution and Liquidation--Potential Effect of Code Section 382."

We will incur significant costs in connection with the asset sale transaction.

We have incurred significant costs related to the asset sale transaction. These expenses included financial advisory, legal and accounting fees and expenses, severance and other employee expenses, filing fees, printing expenses, proxy solicitation and other related charges. We may also incur additional unanticipated expenses in connection with the asset sale transaction.  These expenses will decrease the remaining cash available for eventual distribution to shareholders in connection with our dissolution and liquidation or for use in connection with any future deployment in the business.

We expect to be delisted from The NASDAQ Global Market immediately following the sale of our DR business.

Our common stock is currently listed on the NASDAQ Global Market.  Upon the sale of our DR business, or our shutting that business down if we cannot effect a sale, we will be promptly delisted from the NASDAQ Global Market because we will no longer meet the listing requirement that we have an operating business and will instead be a "shell" corporation.

Furthermore, on January 4, 2007 NASDAQ notified us that the bid price for our common stock had fallen below the $1 minimum required for more than 30 consecutive days and that if the situation was not remedied within 180 days of the notice our common stock would be delisted.

Upon delisting, we expect that there will be no active public trading market for our common stock, and our board may consider deregistering our securities under the Securities Exchange Act.  We also expect to close our stock transfer books upon the sale of our DR business, at which point our shareholders will no longer be able to transfer their shares of our common stock.

Our board will need to make provision for the satisfaction of all of our known and unknown liabilities, which could substantially delay or limit our ability to make any distribution to shareholders.

Upon our dissolution and liquidation, our board of directors will be required to make adequate provision to satisfy our liabilities, including known and unknown claims against us, before authorizing any distributions to shareholders after dissolution. The process of accounting for our liabilities, including those that are presently unknown, may involve difficult and subjective valuation decisions and estimates, which could adversely impact the board's ability to make any such distribution after dissolution in a timely manner. Substantial time may be required for us to determine the extent of our liabilities to known third party creditors and claimants and for us to settle or judicially resolve any claims that are contested. Furthermore, pursuant to the Utah Revised Business Corporation Act, we may be subject to claims being commenced against us for liabilities unknown to us for a period of five years after we satisfy certain general notice requirements under that Act.  As a result, there can be no assurance that we would have sufficient cash available to make any distributions to shareholders after our dissolution and liquidation.  If we were to have sufficient remaining cash, a substantial period may elapse after dissolution before we would be able to make any such distribution to shareholders, and such distribution would likely be made in more than one installment over an extended period of time.

We are required to make priority distributions to holders of our Series C preferred stock before making liquidating distributions to holders of our common stock.

Under our Articles of Incorporation, as amended, the holders of our Series C preferred stock are entitled to receive a fixed, priority distribution upon any liquidation, dissolution or winding-up of Tripos or in the event of a Deemed Liquidation (as defined therein). The consummation of the sale of the DI business qualified as a Deemed Liquidation under our Articles of Incorporation and thereby triggered our obligation to make certain priority distributions to the holders of our Series C preferred stock before distributions to holders of common stock.  The amount due as of the date of this filing for redemption of Series C preferred stock is approximately $5,500,000 plus accrued dividends of up to $1,155,000 less payments made to date.  Under various provisions of Utah law, we will not be able to make payments on our preferred or common stock until we have paid or provided for the payment of our liabilities.

If we make one or more distributions after dissolution, our shareholders could be liable to the extent of distributions received if reserves are insufficient to satisfy our contingent liabilities.

In the event of our dissolution and liquidation, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder receiving a distribution after dissolution could be held liable for the payment to creditors of such shareholder's pro rata portion of any shortfall, limited to the amounts previously received by the shareholder in distributions from Tripos.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions after dissolution on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. The costs of defending any such action could delay or substantially diminish the amount of any cash distributions to shareholders after dissolution.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our articles of dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act.  We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the Securities and Exchange Commission might require.  However, the Securities and Exchange Commission may not grant any such relief.

If we fail to retain the services of certain key personnel, the plan of liquidation and dissolution may not succeed.

The success of the plan of dissolution depends in large part upon our ability to retain the services of certain of our current officers. We expect John P. McAlister to remain as an employee to assist in the dissolution and liquidation after the closing of the asset sale transaction at compensation levels yet to be determined.  Failure to retain Dr. McAlister could harm the implementation of the plan of dissolution.  If we fail to retain the services of Dr. McAlister, we will need to hire others to oversee our dissolution and liquidation, which could involve additional compensation expenses, if such other personnel are available at all.

Our stock transfer books will close on the date we sell or shutdown our Discovery Research business, after which it will not be possible for shareholders to publicly trade our stock.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we sell or shutdown our Discovery Research business, which we refer to as the "final record date."  Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law.  The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us will be made solely to the shareholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

Our principal administrative, sales, marketing, and software product development facility is located in St. Louis, Missouri.  We own this facility, which was previously financed by a mortgage note that has subsequently been paid off out of the proceeds of the sale of the DI business.  As previously disclosed on April 16, 2007, 1699-1701 South Hanley Road, LLC, a Missouri limited liability company, completed the purchase of this facility.  The sale of the property closed on April 12, 2007.  At closing, we entered into a 7-month lease for a portion of the building and will make a lump sum deposit of the full rental amount of $418,000.  We presently lease a portion of the facility to a company controlled by Vector Capital.  Upon the consummation of the sale, we intend to maintain this relationship as a sublease of our leased property.

We also own laboratory facilities (31,000 square feet) in which chemical product development and discovery research service contracts are executed located in Bude, Cornwall, England.  We are presently in discussions with the South West England Regional Development Agency for the purchase of this building and the leaseback of a portion of the facility.  Our European subsidiaries lease sales and service offices in the United Kingdom, France, and Germany.  The office leases for the U.K. and French locations were assumed by the new Vector entity while the German lease is expected to be subdivided with the new Vector entity assuming approximately one half of the space.

ITEM 3.  LEGAL PROCEEDINGS

A securities class action litigation brought on or about July 24, 2003 against the Company and two of its executive officers, was settled through an agreement to pay $3.15 million, which was paid by our insurers.  The settlement was subject to court approval after notice and an opportunity to object was provided to the putative shareholder class.  On August 4, 2006 the Court entered an order approving the settlement and dismissing with prejudice all claims against the defendants.

A shareholder derivative litigation brought on or about February 10, 2006, naming certain of the Company's officers and directors as defendants and the Company as a nominal defendant, was settled through an agreement to pay $200,000 to plaintiffs' counsel, which was paid by our insurers.  On November 17, 2006, the Court entered an order approving the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Tripos' shareholders during the fourth quarter of its fiscal year ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Tripos' common stock trades on The NASDAQ Global Select Market System under the symbol "TRPS".

On January 4, 2007, we received a letter from the Listing Qualifications Department of NASDAQ indicating that we failed to comply with the minimum bid price requirement for continued listing because the bid price for our common stock had fallen below the $1 minimum required for more than 30 consecutive days and that if the situation was not remedied within 180 days of the notice our common stock would be delisted.  We can regain compliance if, any time before July 4, 2007, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.

In addition, we have been informed by NASDAQ that, upon the sale of the DR business, we will be considered a "shell company" and will therefore be delisted within 10 days of the consummation of the sale of the DR business.  Upon delisting, we expect that there will be no active public trading market for our common stock, and our board may consider deregistering our securities under the Securities Exchange Act.

The following table sets forth the range of the high and low sales prices per share of the common stock for the fiscal quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.

	2006		2005
	High	Low	High	Low
First quarter	$4.14	$2.71	$5.61	$3.92
Second quarter	$3.10	$1.84	$4.84	$3.38
Third quarter	$2.18	$0.90	$4.70	$3.30
Fourth quarter	$1.90	$0.55	$4.42	$2.40

We had approximately 700 shareholders of record and 3,200 beneficial holders as of December 31, 2006.  We have not declared or paid any dividends on our common stock.  We currently intend to retain earnings for use in our business, therefore, we do not anticipate paying cash dividends to common shareholders in the foreseeable future.  In the past, our credit facilities with LaSalle Bank N.A. and more recently, the Asset Purchase Agreement with Vector Capital restricted the payment of dividends to shareholders.

As discussed in Item 1. Business - Liquidation and Dissolution Activities, on March 15, 2007 our stockholders approved a plan of dissolution, pursuant to which the company will be dissolved and its assets liquidated.  We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we sell or shutdown our Discovery Research business, which we refer to as the "final record date."  Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law and we shall cease issuing stock certificates (other than replacement certificates).  Accordingly, it is expected that trading in our common stock will cease after the consummation of the sale of the DR business.

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

Selected Consolidated Financial Data
			Year ended
Consolidated Statements of Operations	12-31-06	12-31-05*	12-31-04*	12-31-03*	12-31-02*

In thousands, except per share amounts

Net Sales:
Discovery informatics licenses & support	$ 23,395	$ 24,857	$ 24,639	$ 23,702	$ 22,182
Discovery informatics services	3,957	3,076	4,005	3,241	7,956
Hardware	32	48	131	960	937
Total net sales	27,384	27,981	28,775	27,903	31,075
Cost of sales	9,530	8,581	8,297	8,361	11,117
Gross profit	17,854	19,400	20,478	19,542	19,958
Operating expenses:
Sales and marketing	9,728	9,435	11,343	12,325	14,129
Research and development	7,034	7,712	7,678	9,489	9,123
General and administrative	5,501	5,322	6,024	5,713	4,997
Restructuring charge	120	--	--	--	--
Impairment charge	100	--	--	--	--
Total operating expenses	22,483	22,469	25,045	27,527	28,249
Income (loss) from operations	(4,629)	(3,069)	(4,567)	(7,985)	(8,291)
Other income (expense), net	26	(1,680)	452	9,213	3,382
Income (loss) before income taxes	(4,603)	(4,749)	(4,115)	1,228	(4,909)
Income tax expense (benefit)	341	(270)	210	1,569	(1,668)
Net loss from continuing operations	(4,944)	(4,479)	(4,325)	(341)	(3,241)
Preferred dividends	919	--	--	--	37
Net loss from continuing operations allocable to common shareholders	(5,863)	(4,479)	(4,325)	(341)	(3,278)
Income (loss) from discontinued operations, net of taxes, allocable to common shareholders	(32,730)	191	4,557	2,441	3,273
Net income (loss) allocable to common shareholders	$ (38,593)	$ (4,288)	$ 232	$ 2,100	$ (5)

Basic & diluted loss from continuing operations per share	$ (0.57)	$ (0.44)	$ (0.47)	$ (0.04)	$ (0.38)
Basic & diluted income (loss) from discontinued operations per share per share	$ (3.20)	$ 0.02	$ 0.50	$ 0.27	$ 0.38
Basic & diluted income (loss) allocable to common shareholders per share	$ (3.77)	$ (0.42)	$ 0.03	$0.23	$(0.00)
Basic & diluted weighted average number of shares	10,237	10,096	9,206	8,949	8,615

Consolidated Balance Sheet Data	(at year end)
Working capital (deficit)	$(18,333)	$(3,068)	$(3,077)	$ 744	$ 12,625
Total assets	33,674	66,816	73,122	71,695	62,971
Long-term obligations, less current portion	--	5,951	338	3,915	7,382
Series C preferred stock	3,932	--	--	--	--
Total shareholders' equity	$ (9,046)	$ 29,513	$ 27,866	$ 26,994	$ 30,324

* Prior year amounts have been restated to reflect discontinued operations.

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

Overview

On March 20, 2007, we completed the sale of the company's Discovery Informatics ("DI") business to a subsidiary of Vector Capital Corporation.  In addition, on March 15, 2007 the shareholders approved the plan of liquidation and liquidation of Tripos.  Management's discussion and analysis of the financial condition and results of operations describes how the company's DI unit performed in the periods presented in the accompanying financial statements.  DR is reported as discontinued operations for the reasons set forth in Note 26 of the Notes to Consolidated Financial Statements.  Because the DI business has been sold prior to the date of this annual report on Form 10-K, we have condensed our remarks regarding DI in the Managements Discussion & Analysis section.

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

Revenue Recognition...the following are the revenue recognition policies for each of our offerings:

Discovery Informatics Licenses and Support

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended.  Revenues from software license agreements are recognized when each of the following criteria is met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis.  Post-contract customer support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided.  Any unrecognized portion of amounts paid or billed in advance for licenses and services is recorded as deferred revenue.  Revenues from post-contract support are derived from sales to new customers and renewals from existing customers.  The renewal rate for 2006 was over 83%.

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

For presentation in the statement of operations, license revenues and PCS are combined as allowed under GAAP due to the amount of revenues obtained from PCS when charged separately being immaterial in comparison to the total of these two sources.

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

DIS also includes software development projects that are contractual arrangements with customers for use of Tripos software developers in an effort to develop a scientific software tool for use in drug discovery.  The contractual arrangements are on a "commercially reasonable" basis, and the customer is subject to billings on a time and materials basis.  Accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates.

Discovery Research Services

Discovery Research sales include sales of chemical compounds from (1) inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

Tripos recognizes revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer.  This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 101 issued by the U.S. Securities and Exchange Commission ("SEC").  For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds.  A purchase order may also be received as confirmation.  As stated above, revenue is not recognized until the compounds have been shipped to the customer.  The selling price for compounds is fixed according to the terms of the contract or customer's purchase order.  Payment terms for chemical compound transactions are Net 30 days.  The Company has experienced very few bad debts arising from these transactions; as a result, collectibility is reasonably assured.

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

Discovery Research activities involve lead-compound optimization projects, custom synthesis, and compound design.  These contracts generally call for non-refundable contractual fees tied to time and materials.  Accordingly, revenues under contracts of this type are recorded on a time and material basis.  When contracts to perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred.  Revenue and the contract costs are then recorded upon delivery and acceptance.

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

For presentation in the statement of operations, compound revenues and project revenues are combined as allowed under GAAP due to the amount of revenues obtained from compounds when charged separately being immaterial in comparison to the total of these two sources.

Hardware Sales

Hardware sales are recorded upon delivery.

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

Income taxes. Tripos computes income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, and other timing differences.  The effective tax rate differs from the statutory tax rate primarily due to the impact of research and development credits, which are subject to interpretation of US federal tax regulations, and the change in valuation allowance related to net operating loss carry-forwards.  Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates.  Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies.  Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results.  Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts.

Goodwill and other intangible assets. The costs of acquired companies are allocated first to their identifiable tangible and intangible assets based on estimated fair values.  Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and is subject to impairment tests at least annually as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."  If the impairment tests indicate that the carrying value of goodwill exceeds its fair value, an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value. In performing our impairment tests, the estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our financial results.

Basis of accounting. Effective with the shareholder approval on March 15, 2007 of our plan of liquidation, we change the basis of accounting from the going-concern basis to a liquidation basis for all periods subsequent to March 15, 2007.  Under the liquidation basis of accounting, assets are recorded at their estimated realizable amounts and liabilities that will be paid in full are recorded at the present value of amounts to be paid.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  We will use estimates for professional fees, legal matters, compensation and benefits for the remaining employees, and other miscellaneous general and administrative costs in computing the accrual of liquidation costs.  We expect there to be changes made to these estimates and will recognize such changes in future periods as a change in net liquidation liabilities.  Current estimates are based in large part on the time required to settle all matters of the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company.  If there are delays, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.

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

Results of Operations

 The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales, (except costs of sales data, which is set forth as a percentage of the corresponding net sales data):

	2006	2005	2004
Net sales:
Discovery informatics licenses & support	85%	89%	86%
Discovery informatics services	15	11	14
Hardware	--	--	--
Total net sales	100	100	100
Cost of sales: *
Discovery informatics licenses & support	23	25	21
Discovery informatics services	103	75	73
Hardware	85	86	81
Total cost of sales	35	31	29
Gross profit	65	69	71
Operating expenses:
Sales and marketing	36	34	39
Research and development	26	28	27
General and administrative	20	19	21
Total operating expenses	82	80	87
Income (loss) from operations	(17)	(11)	(16)
Interest income	--	--	--
Interest expense	(6)	(3)	(1)
Other income (expense), net	6	(3)	3
Net loss before income taxes	(17)	(17)	(14)
Income tax expense (benefit)	1	(1)	1
Net loss from continuing operations	(18)	(16)	(15)
Preferred dividends	3	--	--
Net loss from continuing operations allocable to common shareholders	(21)	(16)	(15)
Income (loss) from discontinued operations, net of tax	(120)	1	16
Net income (loss) available to common shareholders	(141)%	(15)%	1%

* As a percentage of the corresponding sales

Net Sales.  Total net sales decreased 2% to $27.4 million in 2006 from $28.0 million in 2005, which was down 3% from the $28.8 million recorded in 2004.  In 2006 Discovery informatics licenses and support decreased 6% or $1.5 million.  Our informatics services business experienced an increase in revenues of 29% or $0.9 million in 2006 compared to 2005, which was down by 23% from 2004.  Net sales from our activities outside of North America represented approximately 52%, 56% and 60% of total net sales in 2006, 2005 and 2004, respectively, with Europe accounting for 44%, 47% and 50%, and the remainder coming from customers in the Pacific Rim.

Total Discovery Informatics licenses and support sales decreased 6% to $23.4 million from $24.9 million in 2005 which was up 1% from 2004's $24.6 million.  This decrease was primarily due to lower support revenues in the Pacific Rim and decreased new product sales in 2006.  The 2005 revenues also included $0.4 million from the early termination agreement with a customer.  The majority of our software licenses are time-based from which the corresponding revenue is recognized on a ratable basis over the length of each license term (typically 1 to 3 years). Revenue recognition from time-based software license arrangements will normally stretch into subsequent periods depending on the length of individual contract terms.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discovery Informatics service revenues increased in 2006 by 29% to $4.0 million after decreasing by 23% in 2005 to $3.1 million from $4.0 million in 2004.  The increase in 2006 revenues is principally attributable to work being performed for Wyeth Pharmaceuticals for the development and implementation of our Benchware Discovery 360 technologies.  The timing of revenue recognition from discovery informatics services is typically subject to achievement of contractual milestones or progress on projects accounted for under the percentage of completion method and thus varies from period to period.  The 2005 decrease in discovery informatics service revenues was primarily attributable to the completion of a multi-year project with Schering AG along with smaller active projects in 2005.

Hardware revenues declined 33% in 2006 to $32,000 from $48,000 in 2005, which was down 63% compared to the $131,000 in 2004.  The high-end server and workstation equipment that we historically sold to our customers continues to face growing competition from lower cost alternatives.  We do not aggressively promote hardware due to its low-margin, but rather only facilitate customer demand when required.

Cost of Sales.  Total cost of sales increased to $9.5 million in 2006, up 11% from 2005's $8.6 million, which in turn was up 3% from $8.3 million in 2004.  These costs represent 35%, 31% and 29% of total net sales, respectively.

Costs of discovery informatics licenses and support represented 23%, 25% and 21% of software license and support sales in 2006, 2005 and 2004, respectively.  Costs of software licenses and support consist of amortization of software products acquired in the Optive acquisition, amortization of capitalized software, product royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation.  Staffing costs are expected to increase in future periods at or near the rates of cost of living increases.  Included in the 2005 cost of sales was a write-down in the carrying cost of our ChemCoreRIO software asset of $1.3 million.  We analyzed the net realizable value of the asset based on our assessment of the market for the product given our current investment in sales and marketing for it, and determined that a reduction in the amount capitalized was appropriate in spite of our belief that it is a valuable asset for future development.  In addition, the 2006 and 2005 costs of sales include $382,000 of amortization expense related to software products acquired in the January 2005 acquisition of Optive Research.  Cost of sales as a percent to software sales has increased over the past few years due to a change in the mix of internal versus third-party products sold, resulting in higher royalty payments.  The effective rate of royalties may continue to fluctuate in future periods.

Costs of discovery informatics services (DIS) represented 103%, 75% and 73% of discovery informatics service revenues in 2006, 2005 and 2004, respectively.  Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients.  Much of the 2006 revenues and costs in the discovery informatics services business result from the project with Wyeth Pharmaceuticals announced on January 11, 2006.  In the third and fourth quarters of 2006 we determined that changes to the plan would be required on this "Next-Generation Discovery IT" project resulting in incremental costs to complete the assignment.  As a result of the incremental costs, the cumulative percentage of revenue to be recognized was adjusted.  Based on current estimates, we anticipate this project will be completed at approximately $0 margin.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones or changes in overall cost estimates for "percentage completion" contracts.

Costs of hardware represented 85%, 85%, and 81% of hardware sales in 2006, 2005 and 2004, respectively.  Cost of sales for hardware consists of the direct costs to us of the equipment sold.

Gross Profit was $17.9 million in 2006, $19.4 million in 2005 and $20.5 million in 2004, which represents gross margin of 65%, 69% and 71%, respectively.  The decrease in gross margin in 2006 is primarily attributable to the lower margin discovery informatics services business becoming a larger percentage of revenues.  The decrease in gross margin in 2005 compared to 2004 is attributable to the increase in the effective rate of royalties on discovery informatics products, the write-down of $1.3 million taken on our ChemCore Rio capitalized software asset.  Gross profit for the Company is dependent on the mix of discovery informatics licenses and support versus discovery informatics services business, the mix of internal versus third-party software product sales, foreign exchange rates and the company's ability to successfully deliver on informatics contracts.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales and Marketing Expenses increased 3% to $9.7 million in 2006 from $9.4 million in 2005, which was a decrease of 17% from $11.3 million in 2004.  Sales and marketing expenses represented 36%, 34% and 39% of 2006, 2005, and 2004 total net sales, respectively.  During 2005, we realized expense savings in the Sales and Marketing organization due to lower employee costs from open positions, lower commissions, and lower travel expense.

Research and Development Expenses decreased 9% in 2006 to $7.0 million from $7.7 million in 2005, which was up 1% from $7.6 million in 2004.  R&D costs represented 26%, 28%, and 27% of net sales in 2006, 2005 and 2004, respectively.  The decrease in R&D expenses in the current year is primarily attributable to reduced levels of travel and reduced consulting costs in 2006.

Research and development expenses, including the amount of capitalized costs were $7.8 million in 2006, $9.4 million in 2005, and $8.3 million in 2004.  Capitalized software development totaled $0.8 million, $1.7 million and $0.6 million in 2006, 2005 and 2004, respectively.  In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes software development costs for external use.  Tripos anticipates that its investment in new product research will continue to be significant as we develop new software modules each year, work on funded software research contracts with customers, and develop new technologies for use in our informatics consulting work.

General and Administrative Expenses increased 3% to $5.5 million in 2006 from the $5.3 million in 2005 which was down 12% from the $6.0 million in 2004.  G&A expenses represented 20%, 19% and 21% of net sales for 2006, 2005 and 2004, respectively.  G&A expense for 2006 included approximately $1.0 million of costs related to the strategic alternatives process.  Absent these costs, G&A would have been lower reflecting reduced legal fees, lower public company costs, and reduced headcount.  The decrease in general and administrative expenses in 2005 was attributable to lower bonus and reduced legal and professional fees.

Restructuring Expenses in 2006 represents a restructuring of our US based employees that resulted in a reduction of nine positions.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $120 in the first quarter 2006 related to our Discovery Informatics division for one-time termination benefits and outplacement costs.

Impairment Expenses in the fourth quarter of 2006 represent an impairment expense of $100 was recorded on our St. Louis headquarters, based on expected proceeds from the sale of the building compared to its carrying cost.

Interest Income was $88,000 in 2006, $86,000 in 2005 and $63,000 in 2004.  The increases from the 2004 level reflects increases in interest rates rather than changes in the average amount of cash on hand in 2006 and 2005.

Interest Expense of $1.5 million in 2006, $1.0 million in 2005 and $0.5 million in 2004 was from interest due on the long-term note payable for the corporate building, interest due on our line-of-credit, interest costs associated with our capital leases and interest in 2006 and 2005 related to the subordinated note issued in the acquisition of Optive Research.  In January 2005, we issued a $3.5 million subordinated promissory note with a stated interest rate of 11.4 % as part of consideration in the Optive acquisition.  Interest expense associated with the subordinated debt totaled $628,000 and $453,000 in 2006 and 2005 respectively.  Interest expense has varied commensurate with the change in average outstanding debt balances to finance the various activities, including the acquisition of Optive Research in 2005.  The floating rate incurred by the Company on the mortgage note averaged 7.7% in 2006 and 5.5% in 2005.  The interest rate incurred on our line of credit was 8.3% in 2006 and 6.5% in 2005.  Interest rates on our capital leases range from 3% to 8%.

Other Income (expense) was $1.5 million in 2006, $(0.8) million in 2005 and $0.9 million in 2004.  Included in 2006 is the loss of $0.8 million on the sale of our investment in the A.M. Pappas Life Science Ventures II fund, the non-cash gain on the revaluation of common stock warrants of $0.9 million, and currency gains of $1.3 million.  In 2005 we sold our 33,000 shares of NuVasive, Inc. realizing a gain of $240,000 along with net gains of $101,000 on our investment in the AM Pappas Life Science II Fund.  These gains in 2005 are offset by $1.1 million of currency losses due to the strength of the U.S. dollar against European currencies, offsetting gains realized in prior years.  Early in 2004 we sold the last of our holdings of Arena Pharmaceuticals, Inc. common stock and realized a gain of $144,000.  The remainder of the 2004 other income was from foreign currency gains.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Tax Expense (Benefit).  Our tax expense (benefit) from continuing operations was $341,000 in 2006, $(270,000) in 2005, and $210,000 in 2004.  The effective tax rates were 7.4%, (5.7)%, and 5.1% for 2006, 2005 and 2004, respectively.  The effective tax rates for 2006, 2005 and 2004 reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for those tax years (each ending December 31).  The low tax rates result from excess deferred tax assets being offset by a valuation allowance.  The establishment of valuation allowances for deferred tax assets does not impair our ability to use the deferred tax assets upon achieving profitability in the related jurisdictions.  Upon the recognition of income in future periods in the jurisdictions where the deferred tax assets were created, release of the corresponding valuation allowances may result in a lower effective tax rate.

Liquidity and Capital Resources

Operating Activities.  Net cash used in 2006 operating activities was $5.7 million.  The primary uses of cash were from a net loss from continuing operations of $4.9 million, reductions in accounts payable and accrued expenses of $.3 million, and lower deferred revenues of $2.1 million.  These uses of cash were partially offset by the add-back of non-cash items such as: depreciation and amortization including the amortizations of debt discount and deferred issuances costs totaling $2.9 million, impairment charge of $100,000, and stock compensation expense of $289,000, in addition to collections of account receivables of $1.8 million, and reduction of prepaid expenses and other assets of $3.8 million.  The discontinued operations, DR business unit, used $7.2 million of cash in its operations in 2006.

Net cash provided in 2005 operating activities was $4.8 million.  Cash was used through the net loss from continuing operations of $4.5 million, increases in accounts receivable of $679,000 and prepaid expenses of $167,000, along with decreases in deferred revenues of $511,000 less a gain from the sale of marketable securities of $545,000.  These uses were partially offset by the add-back of depreciation, amortization and a write-down of the value of an investment held at cost totaling $3.6 million.  Discontinued operations contributed $7.5 million of cash in 2005.  Amortization for 2005 included a $1.3 million charge for the write-down of the carrying value of our ChemCoreRIO software asset to its expected net realizable value.  This software product remains valuable to the company for future projects, but is not currently projected to generate revenue in the near term.

Net cash provided in 2004 operating activities was $12.6 million.  The uses of cash were primarily from the net loss from continuing operations of $4.3 million, additions to prepaid expenses of $502,000 and payments on accounts payable and accrued expenses of $1.6 million less a gain on the sale of marketable securities of $144,000.  These uses were principally offset by the add-back of depreciation and amortization of $1.7 million, collections of accounts receivable of $2.8 million and increases in deferred revenue of $1.7 million.  Discontinued operations contributed $12.7 million of cash in 2004.  Amortization for 2004 included $0.9 million for the write-down of the carrying value of our ChemCoreRIO software asset to its then expected net realizable value.

Investing Activities.  Net cash provided by investing activities in 2006 was $3.8 million, consisting of capitalized development costs for our discovery informatics software products of $797,000, purchase of property and equipment of $335,000 less the proceeds from the sale of marketable securities of $949,000.  Discontinued operations generated $4.0 million in 2006 principally from the sale of excess property.

Net cash utilized in investing activities during 2005 was $7.3 million.  During 2005 we acquired Optive Research, consuming cash of $4.8 million, made new investments in equipment of $418,000, and invested in new informatics product development totaling $1.7 million.  We also made additional investments in the A.M. Pappas Life Science II fund of $311,000.  We received $731,000 from the sale of marketable securities.  The DR discontinued operations used $889,000 in 2005.

Net cash used in investing activities in 2004 was $110,000.  During 2004 we invested $213,000 in computer equipment for our discovery informatics area.  Also in 2004 we invested an additional $286,000 in the A.M. Pappas Life Science II fund plus $639,000 in new informatics product development.  We realized proceeds of $196,000 from the sales of marketable securities.  The discontinued operations unit generated $832,000 of cash in 2004.

Financing Activities.  Net cash used in financing activities in 2006 was $616,000, consisting of borrowings under our revolving line of credit of $8.7 million, net proceeds from the issuance of convertible preferred stock of $4.9 million, and proceeds from stock issuance pursuant to stock purchase and option plans of $276,000.  These were offset by

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments on long-term debt and capital lease obligations totaling $11.1 million along with dividend payments on the preferred stock amounting to $382,000 and cash consumed by discontinued operations of $2.9 million principally for payments on capital leases.

Net cash provided by financing activities in 2005 was $5.1 million, consisting of proceeds from the issuance of long-term debt and capital leases of $3.7 million, borrowings on the revolving line of credit of $18.1 million and proceeds from stock options and stock purchase plans of $331,000.  During 2005 we made payments on long-term debt and capital leases of $14.4 million.  Included in the proceeds from issuance of long-term debt is $3.5 million related to a promissory note we issued to fund the acquisition of Optive Research.  The remaining proceeds were obtained from new financing.  Discontinued operations used $2.7 million of cash in 2005 primarily for payments on its capital leases.

Net cash utilized in financing activities during 2004 was $9.6 million.  During 2004 we obtained access to cash by drawing a total of $8.4 million from our line of credit and by issuing shares from our stock plans for $941,000.  We made payments totaling $15.3 million on debt and capital leases.  Our discontinued operations unit used $3.6 million of cash in 2004.

As of December 31, 2006, we had a credit agreement with LaSalle Bank N.A. for a $3.5 million mortgage note and a $6.0 million revolving line of credit agreement, with a balance outstanding of $3.5 million, with LaSalle Bank.  The Bank and the company entered into amendments to the line of credit facility to extend its maturity from January 1, 2007 to March 21, 2007.  Both credit agreements were collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The company paid the outstanding balance of the mortgage loan and the line of credit with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital on March 20, 2007.

DISCONTINUED OPERATIONS

Discontinued Operations consist primarily of our Discovery Research business.  We derive Discovery Research revenues from our compound library product, LeadQuest, and discovery research activities. The operating results of the DR unit are presented as a single entry under the caption "Income (loss) from discontinued operations, net of taxes of $0, $(1,800) and $1,800, respectively, allocable to common shareholders" on the enclosed Consolidated Statement of Operations.  Additional details are provided in Note 26 of the Notes to Consolidated Financial Statements.  Discovery Research revenues decreased 76% to $6.6 million in 2006 from $27.4 million in 2005, which was 24% lower than the $36.0 million recognized in 2004.  The decrease in 2006 revenues resulted principally from the completion of the Pfizer compound file enrichment project in 2005, which was partially offset by higher compound sales and a 55% increase in non-Pfizer discovery research activity in 2006.  The decrease in 2005 revenues was primarily attributable to lower levels of production as the four-year $90 million strategic compound file enrichment and hit follow-up contract with Pfizer moved toward completion in late 2005.  This decline was coupled with lower compound sales that were partially offset by incremental discovery research activities with new customers.  Discovery Research revenues from Pfizer were $0 in 2006 compared to $23.2 million in 2005 and $32.1 million in 2004.  Other discovery research activities increased in 2005 to $3.6 million from $2.0 million in 2004 as capacity increased to take on new business.  Revenue related to discovery research activities is recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method).

Total cost of sales decreased to $9.9 million in 2006, down 52% from 2005's $20.7 million, which in turn was down 15% from $24.5 million in 2004.  Costs of discovery research products and services represented 151%, 76% and 68% of discovery research sales in 2006, 2005 and 2004, respectively.  The cost of the discovery research business is represented by the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects.  Discovery research contracts may also include third-party costs for production of larger quantities of intermediate or scale-up materials.  As a result, variability in cost of sales may be attributed to the mix of compound products and discovery research revenues.  The increase in the 2006 costs of discovery research products and services as a percentage of sales was negatively affected by cost overruns on one contract and initial stages on another that included pass-through costs from a third-party vendor at no margin as well as price reductions for compound

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

inventory sales.  Also, based on ongoing discussions regarding the sale of our Discovery Research business in the fourth quarter of 2006 we recorded an impairment charge of $2.4 million to reduce the book value of the inventory.  The increase in the 2005 cost of discovery research products and services as a percentage of sales is due to production inefficiencies incurred in the winding down of the four-year strategic compound file enrichment and hit follow-up contract with Pfizer as well as additional provisions of approximately $725,000 incurred on our LeadQuest libraries as we performed a re-analysis of all compounds during 2005.

Gross profit (loss) was $(3.3) million in 2006, $6.7 million in 2005 and $11.5 million in 2004, which represents gross margin of (51)%, 24% and 32%, respectively.  The decrease in gross margin in 2006 compared to 2005 is primarily attributable to recording of significant additional provisions to reduce the carrying value of inventory to approximated the anticipated proceeds from the pending sale of the business in addition to production inefficiencies resulting from the completion of the Pfizer contract at the end of 2005.  The decrease in gross margin in 2005 is attributable to increased costs of production as a percentage of revenues on our Pfizer contract in discovery research, and additional provisions in the as we performed a re-analysis of our LeadQuest Libraries.

Sales and marketing expenses decreased 46% to $0.7 million in 2006 from $1.2 million in 2005, which was comparable with $1.2 million in 2004.  Sales and marketing expenses represented 11%, 5% and 4% of 2006, 2005, and 2004 total net sales, respectively.  The increase in sales and marketing expenses as a percentage of net sales increased in 2006 primarily due to reduced sales as a result of the completion of the Pfizer contract at the end of 2005.

Research and development expenses increased 102% in 2006 to $6.4 million from $3.2 million in 2005, which was up 94% from $1.6 million in 2004.  R&D costs represented 97%, 11%, and 4% of net sales in 2006, 2005 and 2004, respectively.  The increase in R&D expenses as a percentage of net sales increased in 2006 primarily due to recording a grant repayment obligation to the U.K. Department of Trade & Industry in addition to reduced sales as a result of the completion of the Pfizer contract at the end of 2005, as well as production inefficiencies resulting in greater non-capitalizable costs remaining in R&D. The increased level of R&D expense in 2005 compared to 2004 reflects inefficiencies associated with completing the Pfizer contract in December as scientific staff was assigned to non-billable research as well as additional non-capitalizable costs related to our LeadDiscovery program in the amount of $558,000.  The inefficiencies are attributable to less than optimal production quantities as the Pfizer work wound down along with the generation of redundant staff.  See restructuring expense below for further details regarding reductions in force for our Discovery Research business that occurred in 2006.  Costs associated with investigating novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

Restructuring expenses in 2006 represent a reduction in force related to our Discovery Research division.  On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England that was initiated following completion of the four-year $90 million file enrichment project for Pfizer.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K law.  We reduced the number of employees at the laboratory by 76 positions.  More than half of the employees affected left the company under a voluntary separation plan.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $807 in the first quarter 2006 related to our Discovery Research division for one-time termination benefits and outplacement costs.  The Company further reduced staffing levels on August 11, 2006 by 14 positions, resulting in a pre-tax restructuring charge of $338.  We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  This action was necessary in order to further streamline this business with the goal of obtaining positive cash flows from this business for the remaining months of the year.  In the fourth quarter of 2006 we had a further reduction in force of 27 positions, resulting in a pre-tax restructuring charge of $472.

In 2005 we incurred a restructuring charge related to a temporary laboratory building at our discovery research center.  With the completion of the Pfizer contract in the forth quarter of 2005, this temporary building was no longer needed for production activity.  The building was not expected to be saleable in its present condition and alterations to qualify for permanent treatment with the local authorities would not have increased the market value.  As such, we recorded a restructuring charge related to this building in the amount of $861, reducing the net carrying value to zero.

Impairment expenses in the third quarter of 2006 represent an impairment charge for the amount of the loss on the sale of excess properties at our Bude, England research facility of $3.6 million.  The sale of the property was accomplished through a series of transactions that were completed in the fourth quarter.  The impairment charge represents the loss on

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the sale of those properties that had a net book value of $4.9 million.  Also, based on ongoing discussions regarding the sale of our Discovery Research business in the fourth quarter of 2006 we recorded impairment expenses of 13.2 million related to buildings and equipment located at our Bude, England location, and $1.1 million to eliminate the carrying value of discovery research related goodwill.

Interest income was $27,000 in 2006, $44,000 in 2005 and $64,000 in 2004.  The reduction from the 2004 level reflects a decreasing average amount of cash on hand due to lower levels of cash generated from operations in 2006 and 2005.  Interest expense of $0.7 million in 2006, $0.7 million in 2005 and $0.6 million in 2004 was from interest costs associated with capital leases.  Other income (expense) was $15,000 in 2006, $(43,000) in 2005 and $(35,000) in 2004.

Our tax expense (benefit) from discontinued operations was $0 in 2006, $(1.8) million in 2005, and $1.8 million in 2004.  The effective income tax expense or benefit for 2006, 2005 and 2004 reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.S. and U.K. for those tax years (each ending December 31).  The tax rate in 2004 results from taxes accrued in the U.K.  The tax benefit recorded in 2005 reflects the value of R&D tax credits claimed in the U.K. for 2002 through 2005 that we were not able to record until it became "more likely than not" that the credits would be allowed.  These credits effectively offset the prior years' taxes due in the U.K. resulting in net deferred tax assets.  These excess deferred tax assets are offset by a valuation allowance.

We financed equipment and fixtures acquisitions at our chemistry laboratory through capital leases of $2.0 million and $3.7 million in 2005 and 2004, respectively.  In 2005, new equipment of $59,000 was acquired through capital lease financing.  The balance of 2005 represented sale-leaseback transactions involving previously acquired equipment.  In 2006, we refinanced $3.8 million of equipment that had either been unencumbered or previously financed through capital leases that had matured.

Recent Accounting Pronouncements

The shareholders of Tripos, Inc. approved a plan of dissolution and liquidation at a special meeting on March 15, 2007.  As a result of the pending liquidation of the Company and adoption of the liquidation basis of accounting as of March 15, 2007, only accounting pronouncements that will impact the Company prospectively are presented.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

Foreign Currency Translations

Our foreign operations transact the majority of their business in their respective local currencies and are generally not exposed to material foreign currency gains or losses.  Under certain circumstances, selected contracts may expose Tripos to substantial foreign exchange risk, positive or negative.  Overall, due to the relative stability of the currency of the countries in which we operate and the level of investment in each country, our current intent is to retain assets within our foreign operations to fund those operations.

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

Section 401 of the Act requires companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships.  For the periods ending December 31, 2006 and 2005, Tripos had no off-balance

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sheet transactions or arrangements other than ordinary operating leases that are further discussed in Note 7 of Tripos' consolidated financial statements contained in this Form 10-K

The table that follows summarizes existing contractual obligations by type:

(000's omitted)	Payments due by period Note (b)
Contractual obligations	Total	Up to 1 year	1-3 years	3-5 years	5+ years
Bank debt:
Line of credit Note (a)	$3,566	$3,566	$ --	$ --	$ --
Mortgage loan Note (a)	3,552	3,552	--	--	--
Subordinated debt Note (a)	3,263	3,263	--	--	--
Capital lease obligations	185	185	--	--	--
Operating leases	1,906	579	677	612	38
Redeemable convertible preferred stock & dividends (c)	6,274	6,274	--	--	--
Purchase obligations	--	--	--	--	--
Total	$18,746	$17,419	$677	$612	$38

Note (a) Amounts were repaid in full on March 20, 2007 from the proceeds of the DI asset sale to Vector Capital.

Note (b) Interest rates on the floating rate long-term debt (line of credit) are assumed to be constant for the purposes of this table.  For this table, we have assumed that $3,500,000 of the revolving credit facility is outstanding through March 21, 2007 and that would generate an interest payable of $66,000 at a constant rate of 8.5%.  For the mortgage loan we have assumed an interest rate of 8.4% until maturity in March 2007.  The subordinated debt represents principal payments, early termination fee and interest at a fixed rate of 11.4% up to the payoff date of March 21, 2007.

Note (c) The convertible preferred stock and remaining dividends are payable prior to any distribution to common shareholders.

Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates.  During 2004, 2005 and 2006, the Company did experience a significant impact from foreign exchange.  For example, the costs to perform the custom design and synthesis contract with Pfizer were incurred in British pounds sterling while we were compensated in U.S. dollars for the majority of the work.  As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound in 2004 and 2005.  Part of this effect was offset through foreign currency forward contracts whose mark-to-market gains were recorded in "Other Income".

Our foreign exchange risk is presently limited to currencies that historically have exhibited relatively minor fluctuations although from 2004 through 2006, these currencies have shown more significant variation.  Assets outside the United States subject to currency fluctuation are located in England, Germany and France.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.  The assets in foreign subsidiaries most susceptible to exchange rate variances were as follows:  US dollar/UK pound balances 2006 $16.8 million, 2005 $13.0 million and US dollar/Euro balances 2006 $1.2 million, 2005 $3.0 million, respectively.  The potential reduction in fair value resulting from a hypothetical 10% adverse change in US dollar/UK pound currency exchange rates would be approximately $1.7 million and $1.3 million at December 31, 2006 and 2005, respectively, while the same 10% adverse movement in the US dollar/Euro rates would be approximately, $120,000 and $300,000 for 2006 and 2005 year-ends, respectively.  Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk is attributable to borrowings under the line-of-credit and mortgage loan.  We monitor our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and may, at times, endeavor to mitigate this risk through the use of appropriate hedging instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
In thousands (except per share amounts)	Dec 31, 2006	Dec 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$ 2,157	$ 4,393
Restricted Cash	14	--
Accounts receivable, less allowance for doubtful accounts
of $192 in 2006 and $190 in 2005	8,573	9,284
Prepaid expenses	2,423	4,262
Current assets of discontinued operations	5,121	9,062
Total current assets	18,288	27,001
Property and equipment, less accumulated depreciation	5,084	5,843
Capitalized development costs, net of accumulated amortization
of $3,366 in 2006 and $2,515 in 2005	2,237	2,291
Goodwill	4,308	4,308
Intangible assets, less accumulated amortization	3,068	3,554
Investments recorded at cost	--	1,695
Deferred income taxes	171	231
Other, net of accumulated amortization of $164	464	--
Long-term assets of discontinued operations	54	21,893
Total assets	$ 33,674	$ 66,816

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$ 9,845	$ 5,241
Current portion of capital leases	181	407
Accounts payable	1,383	775
Accrued expenses	6,281	3,496
Deferred income taxes	22	--
Deferred revenue	14,740	14,995
Current liabilities of discontinued operations	4,169	5,155
Total current liabilities	36,621	30,069

Long-term portion of capital leases	--	60
Long-term debt	--	5,891
Common stock warrants	107	--
Long-term liabilities of discontinued operations	2,060	1,283
Total liabilities	38,788	37,303

Redeemable convertible preferred stock, $0.01 par value, authorized 1,833 shares, issued 1,833 shares in 2006, no shares in 2005	3,932	--

Shareholders' equity
Common stock, $.01 par value; authorized 20,000 shares; issued
and outstanding 10,393 shares in 2006 and 10,190 shares in 2005	104	102
Additional paid-in capital	42,560	41,846
Retained earnings (deficit)	(50,051)	(12,377)
Other comprehensive income (deficit)	(1,659)	(58)
Total shareholders' equity	(9,046)	29,513
Total liabilities and shareholders' equity	$ 33,674	$66,816

See notes to consolidated financial statements
21

Consolidated Statements of Operations
In thousands, except per share amounts
	Year ended	Year ended	Year ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Net sales:
Discovery informatics licenses & support	$23,395	$ 24,857	$ 24,639
Discovery informatics services	3,957	3,076	4,005
Hardware	32	48	131
Total net sales	27,384	27,981	28,775
Cost of sales:
Discovery informatics licenses & support	5,439	6,220	5,280
Discovery informatics services	4,064	2,320	2,911
Hardware	27	41	106
Total cost of sales	9,530	8,581	8,297
Gross profit	17,854	19,400	20,478
Operating expenses:
Sales and marketing	9,728	9,435	11,343
Research and development	7,034	7,712	7,678
General and administrative	5,501	5,322	6,024
Restructuring charge	120	--	--
Impairment charge	100	--	--
Total operating expenses	22,483	22,469	25,045
Loss from operations	(4,629)	(3,069)	(4,567)
Interest income	88	86	63
Interest expense	(1,527)	(999)	(475)
Gain (loss) on sale of marketable securities, net	(52)	545	144
Net loss on unconsolidated investments	(746)	(204)	(58)
Mark-to-market of warrants	933	--	--
Other income (expense), net	1,330	(1,108)	778
Loss before income taxes	(4,603)	(4,749)	(4,115)
Income tax expense (benefit)	341	(270)	210
Net loss from continuing operations	(4,944)	(4,479)	(4,325)
Preferred dividends	919	--	--
Net loss from continuing operations allocable to common shareholders	(5,863)	(4,479)	(4,325)
Income (loss) from discontinued operations, net of taxes (benefits) of $0, $(1,800) and $1,800, respectively, allocable to common shareholders	(32,730)	191	4,557
Net income (loss) allocable to common shareholders	$ (38,593)	$ (4,288)	$ 232

Basic & diluted loss from continuing operations per share	$ (0.57)	$ (0.44)	$ (0.47)
Basic & diluted income (loss) from discontinued operations per share	$ (3.20)	$ 0.02	$ 0.50
Basic & diluted income (loss) allocable to common shareholders per share	$ (3.77)	$ (0.42)	$0.03
Basic & diluted weighted average number of shares	10,237	10,096	9,206

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
In thousands	Year ended	Year ended	Year ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Operating activities:
Net income (loss)	$ (37,674)	$ (4,288)	$ 232
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Net loss (income) from discontinued operations	32,730	(191)	(4,557)
Depreciation of property & equipment	1,127	1,201	604
Amortization of capitalized development costs & other intangible assets	1,337	2,140	1,137
Amortization of debt discount	243	55	--
Amortization of deferred issuance costs	164	--	--
Gain from the sale of marketable securities & other investments	798	(545)	(144)
Write-down of impaired investment	--	204	58
Non-cash impairment & restructuring charges	100	--	--
Loss (gain) on retirement of assets	30	25	7
Deferred income taxes	82	5	236
Gain on revaluation of common stock warrants	(933)	--	--
Stock-based compensation expense	289	--	--
Change in operating assets & liabilities (excluding acquired business):
Restricted Cash	(14)	--	--
Accounts receivable	1,814	(679)	2,760
Prepaid expenses & other current assets	3,791	(167)	(502)
Accounts payable & accrued expenses	(308)	(10)	(1,623)
Deferred revenue	(2,080)	(511)	1,701
Net cash provided by (used in) discontinued operations operating activities	(7,198)	7,533	12,693
Net cash provided by (used in) operating activities	(5,702)	4,772	12,602
Investing activities:
Purchases of property & equipment	(335)	(418)	(213)
Proceeds from the sale of equipment	2	10	--
Capitalized development costs	(797)	(1,715)	(639)
Proceeds from the sale of marketable securities	949	731	196
Acquisition of business, net of cash received	--	(4,753)	--
Proceeds from distribution from investment in unconsolidated affiliates	36	--	--
Other, including investments in unconsolidated affiliates	(88)	(311)	(286)
Net cash provided by (used in) discontinued operations investing activities	4,044	(889)	832
Net cash provided by (used in) investing activities	3,811	(7,325)	(110)
Financing activities:
Proceeds from stock issuance pursuant to stock purchase & option plans	276	331	941
Proceeds from the issuance of preferred stock	4,851	--	--
Payments of cash dividends on preferred stock	(382)	--	--
Borrowings under revolving line of credit	8,700	18,130	8,370
Proceeds from issuance of long-term debt & capital leases	--	3,689	--
Payments on long-term debt & capital lease obligations	(11,129)	(14,419)	(15,339)
Net cash used in discontinued operations financing activities	(2,932)	(2,665)	(3,612)
Net cash provided by (used in) financing activities	(616)	5,066	(9,640)
Effect of foreign exchange rate changes on cash & cash equivalents	(972)	(443)	(1,626)

Consolidated Statements of Cash Flows (continued)
	Year ended	Year ended	Year ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Total increase (decrease) in cash & cash equivalents	(3,479)	2,070	1,226

Cash & cash equivalents at beginning of year- continuing operations	4,393	3,444	2,258
Cash & cash equivalents at beginning of year- discontinued operations	1,848	727	687
Total cash & cash equivalents at beginning of year	6,241	4,171	2,945

Cash & cash equivalents at end of year- continuing operations	2,157	4,393	3,444
Cash & cash equivalents at end of year- discontinued operations	605	1,848	727
Total cash & cash equivalents at end of year	$ 2,762	$ 6,241	$ 4,171

See notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information

Information about non-cash investing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Amounts in thousands)	Twelve Months Ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Non-cash investing activities
Increase in fair value of marketable securities, net of tax effect	$ --	$ 53	$ 97

Purchase of new equipment through capital lease financing	--	59	3,689

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

On May 4, 2006, Tripos completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction were $4,851, with placement agent's fee and legal and other costs incurred by the Company detailed as follows:

Gross proceeds	$ 5,500
Investment banker fees	(403)
Legal and professional fees	(196)
Other fees	(50)
Net Proceeds	$ 4,851

Non-cash warrant value	$1,040
Accretion of non-cash dividend expense	$ 537
24

Consolidated Statements of Shareholders' Equity

In thousands

			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at Dec 31, 2003	9,046	$ 90	$ 36,457	$ (8,321)	$ (1,232)	$ 26,994
Stock issued under stock purchase plan	94	1	484	--	--	485
Stock issued under stock option plan	214	3	427	--	--	430
Stock issued under director compensation plan	5	--	26	--	--	26
Comprehensive income, net of tax:					--
Translation adjustment	--	--	--	--	(314)	(314)
Unrealized gain on securities:
Unrealized holding gains	--	--	--	--	96	96
Less: reclassification for gains included in net income	--	--	--	--	(83)	(83)
Net income	--	--	--	232	--	232
Total comprehensive loss						(69)
Balance at Dec 31, 2004	9,359	94	37,394	(8,089)	(1,533)	27,866
Stock issued under stock purchase plan	89	1	278	--	--	279
Stock issued under stock option plan	20	--	14	--	--	14
Stock issued under director compensation plan	10	--	38	--	--	38
Stock issued in acquisition:
to Optive shareholders	600	6	3,194	--	--	3,200
to new investors	112	1	928	--	--	929
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	1,571	1,571
Unrealized gain (loss) on securities:
Less: reclassification for Gains included in net income	--	--	--	--	(96)	(96)
Net income	--	--	--	(4,288)	--	(4,288)
Total comprehensive loss						(2,813)
Balance at Dec 31, 2005	10,190	$ 102	$ 41,846	$ (12,377)	$ (58)	$ 29,513
Stock issued under stock purchase plan	176	2	235	--	--	237
Stock issued under director Compensation plan	27	--	39	--	--	39
Seven Hills Warrants	--	--	30	--	--	30
Convertible preferred stock discount	--	--	1,015	--	--	1,015
Preferred dividends	--	--	(919)	--	--	(919)
Stock based compensation- continuing operations	--	--	289	--	--	289
Stock based compensation- discontinued operations	--	--	25	--	--	25
Comprehensive income, net of tax:
Translation adjustment	--	--	--	--	(1,601)	(1,601)
Net loss	--	--	--	(37,674)	--	(37,674)
Total comprehensive loss						(39,275)
Balance at Dec 31, 2006	10,393	$ 104	$ 42,560	$ (50,051)	$ (1,659)	$ (9,046)

See notes to consolidated financial statements
25

Notes to Consolidated Financial Statements December 31, 2006

In thousands, except per share data

________________________________________________________________________________________________

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business and Company Organization.  We deliver chemistry products and services, software products and services along with analytical services that advance customers' creativity and productivity in pharmaceutical, biotechnology and related life sciences research enterprises worldwide.  A substantial portion of our business is conducted with pharmaceutical companies.  During 2006, Wyeth Pharmaceuticals accounted for 11% of revenues.  No other customer in 2006, 2005 or 2004 accounted for more than 10% of revenues.

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

Marketable Securities consist of investments in equity securities of unconsolidated affiliates that are held as available-for-sale and foreign currency exchange contracts that do not qualify for hedge accounting.  We account for securities that can be sold within the next 12 months as marketable securities.  Amounts presented are the fair values of the investments on the balance sheet date determined using then current market quotes.  Unrealized gains and losses are recorded as increases or decreases in the assets' value (pre-tax basis) with corresponding entries reflected in Other Comprehensive Income and Deferred Taxes until the assets are sold.  See Note 8 "Financial Instruments" for a further discussion of foreign currency exchange instruments.  We had no marketable securities at December 31, 2006 or 2005.

Investments Recorded at Cost consisted of investments in common stock and limited partnerships that were accounted for under the cost method as permitted under Accounting Principles Board Opinion No. 18.

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

1.  Description of Business and Summary of Significant Accounting Policies (continued)

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

Capitalized interest.  The interest cost associated with major development and construction projects is capitalized and included in the cost of the project or asset.  Capitalization of interest ceases when the project is substantially complete.  Capitalized interest for 2006, 2005 and 2004 was $0, $0 and $39, respectively.

Development Costs primarily consist of software development costs related to new products that are capitalized after the establishment of technological feasibility (working model) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86.  During 2006, 2005 and 2004 capitalized costs were $797, $1,715 and $639, respectively related to development work on our Benchware Notebook in 2006, 2005 and 2004 along with Benchware Dock and GALAHAD products in 2005 and 2004.  Amortization of capitalized software development costs is provided on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product.  Currently, we use an estimated economic life of three to five years for all capitalized software development costs.  We assess the recoverability of capitalized software development costs by comparing the remaining unamortized balance to the net realizable value of the related product.  Any excess is written off.  During the fourth quarter of 2005 and 2004 we wrote down one of our capitalized products, ChemCore RIO, by $1,313 and $890, respectively, to properly reflect the current net realizable value of the product based upon the change in target market customer base.  This software product remains valuable to the company for future projects, but is not currently projected to generate revenue in the near term.  For 2006, 2005 and 2004, amortization of software developed for sale was $851, $270 and $6, respectively.  At times, we capitalize development costs attributable to internal use software in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Amortization of internal use software is over the estimated useful life or three years, which ever is less.  During 2004 we wrote off the cost and accumulated amortization for fully amortized capitalized software assets for internal use in the amount of $544.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the cost of the net assets acquired in acquisitions over their fair value.  Beginning in 2002, we have adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that suspends amortization of goodwill in favor of annual evaluations of impairment by comparing the fair value of the business to which the goodwill relates to its carrying value.  If it is determined that the carrying value exceeds the fair value, we would recognize an impairment loss in earnings at that time.  Other identifiable intangible assets with finite lives, such as patents and software products acquired in an acquisition, are amortized on a straight-line basis over their estimated lives as follows:  acquired software 5 to 20 years; non-compete agreements 2 to 4 years; and trademarks and patents 10 to 17 years.  See Note 10 "Goodwill and Other Intangible Assets" for further discussion.

Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset.  As a result of continuing negotiations regarding the sale of our Discovery Research business, we recorded an impairment charge in the fourth quarter of 2006 of $13,212 on equipment and buildings located at our Bude, England facility.  At the same time we reduced the carrying value of our goodwill related to Discovery Research to $0 by recognizing a further impairment charge of $1,100.  The amount of these impairment charges reflect the difference between the carrying value of the DR assets and the net proceeds contemplated in a purchase agreement with Provid Pharmaceuticals.  The charge for the

1.  Description of Business and Summary of Significant Accounting Policies (continued)

excess carrying value was allocated among the assets to reduce each to its deemed fair market value.  In the third quarter of 2006, we recorded an impairment charge of $3,607 which approximated the loss that was realized in the fourth quarter of 2006 on the sale of certain excess buildings and real property at our UK laboratory facility.  These impairment charges are included in the 2006 loss from discontinued operations.

During the fourth quarter of 2005, we completed our four-year $90 million file enrichment contract with Pfizer.  At that time, we reviewed the carrying values of our long-lived assets related to our discovery research business in the UK and determined that a temporary laboratory building was no longer required and thus impaired.  We recorded a restructuring charge related to this building in the amount of $861, reducing its carrying value to zero.  This charge is reflected in the 2005 income from discontinued operations.

In the fourth quarter of 2006, we recorded an impairment charge of $100 on the carrying value of our building in St. Louis to approximate the expected net proceeds from its sale.  This charge is shown separately in the 2006 loss from continuing operations.

According to paragraph 30 of SFAS 144, we have characterized our Discovery Research business as held for sale as of December 31, 2006.  Actions taken by the board of directors meets all of the relevant criteria to qualify this business unit as assets held for sale.  As a result, the Discovery Research business is shown as discontinued operations.  Also in compliance with SFAS 144, since the sale of the Discovery Informatics business required the approval of shareholders, that business unit is shown as continuing operations up until approval by the shareholders in March 2007.

Foreign Currency Translation.  The local foreign currency is the functional currency for each of our foreign operations.  Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date.  Revenues and expenses are translated at the average exchange rates prevailing during the period.  Adjustments resulting from translation are reported as a separate component of shareholders' equity.  Net gains and losses from foreign currency transactions were significant during 2005 and 2004 due to fluctuations in the exchange rate between the U.S. dollar and the Euro and Great Britain pound.  We hedged a portion of our exposure and recorded the gains and losses from this activity in other income (expense), as they did not qualify for hedge accounting under FAS 133.

Derivative Instruments.  The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires us to recognize all derivatives on the balance sheet at fair value.  We have entered into derivative contracts, principally currency hedges, to limit the risk of fluctuations in foreign currency exchange rates on the value of certain sales transactions.  Additionally, we have previously entered interest rate swap contracts that effectively convert portions of our floating rate debt to a fixed rate and therefore mitigate interest rate risk.  No interest rate swaps or foreign currency instruments were outstanding as of December 31, 2006 or 2005.  We do not attempt to speculate on the direction of currency rates nor interest rates.  See Note 8 for a further discussion of Financial Instruments.

Warranty.  We warrant our application software products to perform in accordance with written user documentation and the agreements negotiated with our customers.  Since we do not customize our applications software, warranty costs are insignificant and expensed as incurred.

Income Taxes  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  In accordance with FAS No. 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority.  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development costs, certain revenue recognition activities, other timing differences and the valuation of net operating loss carry-forwards.  Deferred taxes do not reflect temporary differences relating to our investment in the non-Discovery Research foreign subsidiaries as these amounts have been deemed to be permanently invested.  Estimating the deferred tax position on these amounts is not practical.

1.  Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

     Discovery Informatics Licenses and Support

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

We allocate revenues from perpetual software arrangements involving multiple elements to each element based on the relative fair values as determined by the VSOE for each element.  We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.  We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support, and training.  We sell training separately and have established VSOE on this basis.  VSOE for maintenance and support is determined based upon the renewal rates in contracts themselves, which is based on a fixed percentage of the current perpetual license list price.  Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

Software maintenance agreements provide for technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis.  Post-contract support revenues on perpetual agreements are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided.  Any unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

For presentation in the statement of operations, license revenues and PCS are combined as allowed under GAAP due to the amount of revenues obtained from PCS when charged separately being immaterial in comparison to the total of these two sources.

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

The percentage of completion method is utilized in applying the provisions of SOP 81-1.  For contracts where customer approval of contractually required tasks must occur at each distinct milestone, and where amounts billable are indicative of progress-to-completion, we record revenues when a milestone has been met and accepted by the customer.  For contracts without distinct milestones, we measure progress using the cost-to-cost method (cumulative costs as a percentage of total expected costs to complete), which approximates progress towards completion.  When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period that the loss becomes evident.

DIS also includes software development projects that are contractual arrangements with customers for use of our software developers in an effort to develop a scientific software tool for use in drug discovery.  Billings may be on a time and materials basis; accordingly, we record the related revenue when the time and costs are incurred at the stated contractual rates.  Other contracts may be accounted for under milestone or completed contract basis depending on the

1.  Description of Business and Summary of Significant Accounting Policies (continued)

negotiated terms.  For these arrangements, cost and revenues are deferred until achievement of the milestone or completion of the contract.

     Discovery Research Services

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

For presentation in the statement of operations, compound revenues and project revenues are combined as allowed under GAAP due to the amount of revenues obtained from compounds when charged separately being immaterial in comparison to the total of these two sources.

     Hardware Sales

Hardware sales are recorded upon delivery.

Earnings (Loss) Per Common and Dilutive Share.  Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period.  Potential dilutive common shares may consist of outstanding convertible preferred shares, stock options and warrants.  See Note 12 for additional information regarding earnings per share.

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

1.  Description of Business and Summary of Significant Accounting Policies (continued)

The components of accumulated other comprehensive income, net of related tax, at December 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Foreign currency translation adjustments	$ (1,659)	$ (58)
Unrealized gains on marketable securities	--	--
Accumulated other comprehensive income	$ (1,659)	$ (58)

Reclassifications.  Certain reclassifications have been made to prior years' balances to conform to the current year presentation.

Stock-Based Compensation.  At December 31, 2006, Tripos had the stock-based employee compensation plans described in Note 21.  Prior to January 1, 2006, we accounted for stock option plans under the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations.  Under APB 25, generally no compensation expense was recognized because the exercise price of the options equaled the fair value of the stock at the grant date.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Results for prior periods have not been restated.  See Note 21 for further discussion of stock-based compensation.

The following table illustrates the effect on net income and earnings per share in 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.  Our stock option plans have awards (grants) that vest over a period of four years (pro-rata).  The impact shown below reflects the proforma expense method of applying SFAS No. 123.

	2005	2004
Net income (loss) allocable to common shareholders as reported	$ (4,288)	$ 232
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	833	1,346
Pro forma net income (loss) allocable to common shareholders	$ (5,121)	$ (1,114)

Pro forma earnings (loss) per share:
Basic and diluted - as reported	$(0.42)	$0.03
Basic and diluted - pro forma	$(0.51)	$(0.12)

New Accounting Pronouncements.  The shareholders of Tripos, Inc. approved a plan of dissolution and liquidation at a special meeting on March 15, 2007.  As a result of the pending liquidation of the Company and adoption of the liquidation basis of accounting as of March 15, 2007, only accounting pronouncements effective as of January 1, 2006 that will impact the Company prospectively are presented.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

31

________________________________________________________________________________________________

2.  Benefit Plan

In 1994, we established a defined contribution 401(k) Plan covering all U.S. employees who are at least 21 years of age.  Employees may contribute to the plan up to 50% of their compensation, which is further limited by law. In addition, employees who reached the age of 50 during the calendar year 2006 are eligible to make an additional catch up contribution in the amount of $5,000, subject to income limitations.  We match employee contributions for an amount up to 50% of the employee's deferral limited to the first 6% of each employee's compensation.  Contributions made by the Company were $330 in 2006, $357 in 2005, and $351 in 2004.

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

________________________________________________________________________________________________

4.  Accrued Expenses

Accrued expenses consist of the following at the end of each year:

	2006	2005
Payroll related	$ 1,161	$ 1,041
Income taxes payable	278	222
Product royalties and distributor fees	829	1,515
DTI Grant Repayment	3,015	--
Legal & professional accruals	562	489
Local sales and VAT taxes	54	61
Other	382	168
	$ 6,281	$ 3,496

________________________________________________________________________________________________

5.  Property and Equipment

Property and equipment at the end of each year are summarized below:

	2006	2005
Computer equipment	$ 2,484	$ 3,085
Furniture & laboratory equipment	2,057	2,068
Purchased software for internal use	2,028	1,946
Land *	1,340	1,340
Leasehold improvements	129	129
Buildings *	3,357	3,409
	11,395	11,977
Less accumulated depreciation	(6,311)	(6,134)
Net property and equipment	5,084	5,843

* The Company entered into a contract for the sale of its St. Louis property in February 2007 that has a carrying value of $3,821.  The sale closed on April 12, 2007.

32

________________________________________________________________________________________________

6.  Other Income, Net

Other Income, Net consists of the following at the end of each year:

	2006	2005	2004
Foreign currency gain (loss)	$ 1,340	$ (1,121)	$ 552
Gain (loss) on sale of assets	(29)	(26)	15
Miscellaneous	19	39	211
	$ 1,330	$ (1,108)	$ 778

________________________________________________________________________________________________

7.  Lease Obligations

We lease certain office facilities and equipment under non-cancelable operating and capital leases with remaining terms from one to five years.  The equipment is still actively utilized in our operations, remains on our books and continues to be depreciated.  Quarterly payments go to reduce the capital lease liability.  The total accumulated amortization associated with equipment under capital leases was approximately $608 and $621 at December 31, 2006 and 2005, respectively.  The related amortization expense is included in depreciation expense.  Rent expense under the operating leases was $757, $659 and $783 in 2006, 2005, and 2004, respectively.  Non-cancelable future minimum lease commitments as of December 31, 2005 are:

Year

	Operating Leases	Capital Leases
2007	$ 579	$ 185
2008	362	--
2009	315	--
2010	306	--
2011	306	--
Thereafter	38	--
Total payments	$ 1,906	185
Less amount representing interest		(4)
Non-cancelable future minimum lease payments		$ 181

Includes the current portion of capital lease obligations of $181

________________________________________________________________________________________________

8.  Financial Instruments

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

For transactions that do not qualify as effective hedges, there will be a gain or loss reflected in our Consolidated Statement of Operations for the change in currency rates.  Gains and losses on foreign currency exchange contracts were included in other income (expense) net.  The counter-party to these foreign currency hedge contracts was LaSalle N.A.  At December 31, 2006 and 2005 there were no foreign currency future contracts in place.

33

________________________________________________________________________________________________

9. Grants

In 2002, Tripos, Inc. and its U.K. subsidiary, Tripos Discovery Research Ltd. ("TDR"), were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall.  The U.K.'s Department of Trade and Industry ("DTI") awarded GBP2,400 based on the creation of jobs in the region and capital investment.  Additionally, the South West of England Regional Development Agency ("SWERDA") awarded GBP1,300 tied to costs to construct the laboratory.  At December 31, 2002, TDR had met all criteria for the first installment of the DTI grant and was approved to receive a payment of GBP550 that was recorded in 2002.  Approximately GBP99 of the payment was attributed to the reduction of expenses while the remainder was treated as a reduction in the cost of capital expenditures.  During 2003, TDR achieved multiple thresholds under the South West of England Regional Development Agency grant and made claims of GBP1,300 which were recorded as reductions in the amounts of capital expenditures.  In 2004, the second installment of the DTI grant was approved and a payment was received for GBP990.  Approximately GBP205 of the payment was attributed to reduction in expenses while the remaining GBP785 was recorded as a reduction of our capital expenditures.  Beginning late in the fourth quarter of 2005 and multiple times during 2006 TDR conducted a series of job eliminations.  These job eliminations meant that TDR no longer met the criteria to retain the full value of the DTI grant funding.  As of December 31, 2006, Tripos was obligated to repay the full GBP1,540 grant to the DTI based on the terms of the original grant agreement.  We met with the DTI late in 2006 and were able to reach agreement in the fourth quarter of 2006 on the repayment of GBP591 and the forgiveness of the balance of the obligation if we were able to sell the TDR to a group that would continue to operate the business.  If we are unable to complete a sale of DR and instead shutdown the business unit we may be required to repay the full GBP1,540 grant to the DTI, however, if we are able to sell the business we will only be obligated to pay the GBP591 in full settlement of the grant obligation.  The accompanying financial statements reflect the full obligation of GBP1,540 as of December 31, 2006.  We expect that any purchaser of the DR business would assume responsibility for the SWERDA grant agreement.

In early 2005, Tripos was awarded an $850 phase II Small Business Innovation Research (SBIR) grant from the U.S. National Institutes of Health (NIH).  The two-year grant will help fund creation of a full-scale library design system.  Based on topomer technology, this proprietary system will have the capacity to search more than one million times the number of structures previously possible, providing a richer universe of synthetic chemistries.  Scientists will be able to extend their knowledge of similar molecules, resulting in improved success rates for all stages of drug discovery.  This system has the potential to be licensed to drug discovery research operations under the appropriate technology transfer agreements.  As of December 31, 2006 and 2005, the Company had recorded $408 and $387, respectively, of grant funding as revenue and a corresponding amount as cost of sales, representing staff time spent on the project.

________________________________________________________________________________________________

10.  Goodwill and Other Intangible Assets

At December 31, 2006 and 2005, the Company had the following intangible asset balances:

	Dec 31, 2006		Dec 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired software	$3,590	$764	$3,590	$382
Non-compete agreements	350	185	350	92
Patents and trademarks	192	115	192	104
Total	$4,132	$1,064	$ 4,132	$578

Amortized intangible assets have the following weighted average useful lives as of December 31, 2006: acquired software - 14.4 years; non-compete agreements - 3.9 years; patents and trademarks - 16.7 years; and intangible assets in total - 13.6 years.  Amortization expense was approximately $486, $485, and $10 for the years ended December 31, 2006, 2005, and 2004, respectively.  Estimated annual amortization expense for the next 5 years is: 2007 - $476; 2008 - $475; 2009 - $391; 2010- $121 and 2011 - $121.

In accordance with the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", the Company performed formal impairment tests of goodwill in 2006 and 2005 by using a discounted cash flow approach to estimate fair value.  Based on our evaluations, we determined there was no impairment of the goodwill related to continuing operations.

34

________________________________________________________________________________

11.  Restructuring Charges

In January 2006, we eliminated nine positions in our Discovery Informatics business unit.  The costs related to the DI job reductions of $120 are recorded in the consolidated statement of operations in the restructuring charge line item and   were fully paid by December 31, 2006.

________________________________________________________________________________________________

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
Numerator:
Numerator for basic and diluted earnings per share- -net income (loss) allocable to common shareholders	$ (38,593)	$ (4,288)	$ 232
-dividends accruing to preferred shareholders (Note C)	--	--	--
Numerator for diluted earnings per share	$ (38,593)	$ (4,288)	$ 232
Denominator:
Denominator for basic earnings per share- -weighted average shares	10,237	10,096	9,206
Effect of dilutive securities:
Warrants (Note A)	--	--	--
Employee stock options (Note B)	--	--	--
Assumed conversion of Series C preferred shares (Note C)	--	--	--
Denominator for diluted earnings per share- -adjusted weighted average shares and assumed conversions	10,237	10,096	9,206
Basic earnings per share	$(3.77)	$(0.42)	$0.03
Diluted earnings per share	$(3.77)	$(0.42)	$0.03

Note A: For the years ended December 31, 2006 and 2005, the dilutive effect of the 156 outstanding warrants to purchase shares of common stock issued to Horizon in January 2005 has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  See Note 13. Business Combination for a further description of the warrants issued to Horizon.  The 550 warrants and 16 warrants issued in May 2006 to Midwood Capital and Seven Hills, respectively, have also been excluded for 2006 as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  See Note 18. Series C Preferred Stock for a discussion of the warrants issued to Midwood and Seven Hills.

Note B:  For the years ended December 31, 2006 and 2005, weighted average shares outstanding did not include shares related to the effect of employee stock options as none were exercisable as the exercise price was below the market price of the Company's common stock during the periods.  Employee stock options were excluded in the calculation of earnings per share for 2004 they were anti-dilutive with respect to the loss from continuing operations.

Note C:  For the year ended December 31, 2006, weighted average shares outstanding were not adjusted for the conversion of the Series C Preferred Stock that were issued in May 2006 as their inclusion would have been anti-dilutive.  Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

_______________________________________________________________________________________________

13.  Business Combination

On January 5, 2005 we acquired Optive Research, Inc. ("Optive"), a U.S. software company offering discovery informatics products complementary with our own to the pharmaceutical and biotechnology industry.  We acquired Optive to maintain access to products presently being distributed by us and to gain access to new technologies being developed.  The transaction consideration included cash and stock.  Under the terms of the agreement, we issued 600 shares of our common stock with a value of $3,200 (a portion of which was restricted and vested evenly on a semi-annual basis over 2 years) and $4,770 in cash to Optive's former shareholders.  The restricted shares were only restricted from trading during the passage of the vesting period and were entitled to all other rights attributable to the Company's common stock and as a result were included in all reporting periods as outstanding shares for the computation of earnings per share.  The value of the shares issued was computed based on the average closing stock price of our

35

 13.  Business Combination (continued)

common stock for a period of 5 days before and after the announcement date.  The cash portion was funded by a group of new investors through the issuance of
$3,500 of subordinated debt bearing an interest rate of 11.42%, 112 shares of common stock with a negotiated value of $500 and warrants to purchase 156 shares of common stock at $4.48 per share.  The warrants are exercisable upon issuance, up to 5 years from the date of grant.  Optive's operating revenues prior to the acquisition were approximately $2,400, including nearly $900 of royalty payments made by us to Optive.

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

________________________________________________________________________________________________

14.  Income Taxes

The components of income (loss) before income taxes from continuing operations for the years ended were as follows:

	2006	2005	2004
Domestic	$ (5,183)	$ (2,351)	$ (4,138)
Foreign	580	(2,398)	23
	$ (4,603)	$ (4,749)	$ (4,115)

The components of income tax expense (benefit) for the years ended were as follows:

	2006	2005	2004
Current tax expense (benefit)
Federal	$ 404	$ (707)	$ 169
State and local	(180)	2	(116)
Foreign	35	430	(79)
Total current	259	(275)	(26)
Deferred tax expense (benefit)	82	5	236
Total provision	$ 341	$ (270)	$ 210

The reconciliation of the effective income tax rate and the U.S. federal income tax rate is as follows:

	2006	2005	2004
Tax at U.S. federal statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations (net of foreign taxes)	(0.8)	(9.0)	1.9
Foreign withholding tax	--	--	(1.2)
State taxes, net of federal benefit	3.9	--	2.8
R&D tax credits	--	2.1	0.9
Valuation allowance	(41.9)	(2.4)	(34.6)
Permanent differences	(2.6)	(19.0)	(8.8)
Effective tax rate	(7.4)%	5.7%	(5.1)%
36

14.  Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at the end of each year are summarized as follows:

	2006	2005
Current deferred income tax asset (liability):
Allowance for doubtful accounts	$ 65	$ 65
Vacation accrual	206	197
Deferred revenue	101	382
Other	(137)	278
Unrealized gain on marketable securities	--	--
Valuation allowance	(257)	(922)
	$ (22)	$ --
Non-current deferred income tax asset (liability):
Capitalized development costs	$ (843)	$ (864)
Property, equipment and other long-lived assets	(795)	(1,089)
NOL carryforward	8,254	5,590
Unrealized loss on investments in unconsolidated subsidiaries	--	296
Tax credit carryforward	1,273	1,373
Valuation allowance	(7,718)	(5,075)
	$ 171	$ 231

A valuation allowance has been recorded on the deferred tax assets due to the uncertainty whether it is more likely than not that such assets will be realized.  In 2005, additional valuation allowances were applied to the current year increase in deferred tax assets primarily from losses generated in the United States and United Kingdom operations.

There are $613 of tax benefits from stock option exercises that occurred prior to the adoption of SFAS 123R with offsetting valuation allowances that upon realization will be credited to additional paid-in-capital.  Under the new American Jobs Creation Act of 2004, the carryforward period for foreign tax credits has been extended to 10 years.  Therefore $286 of foreign tax credits will expire in 2011 and 2012.  R&D credits generated before 1998 have a 15-year carryforward period and a 20-year period for credits arising after 1997.  Therefore $940 of R&D credits will expire between 2011 and 2024.  In addition, $47 of AMT tax credits have no expiration date.

Income tax payments for 2006, 2005 and 2004 were $55, $25 and $217, respectively.  Tripos' U.K. subsidiaries had group loss carry forwards at December 31, 2006, with a pre-tax value of approximately $894 that have no expiration date.  Additionally, Tripos' U.S. entity had loss carry forwards of $22,000 on a pre-tax basis that expire between 2022 and 2025.  At December 31, 2006, there were no undistributed earnings from our foreign subsidiaries.

________________________________________________________________________________________________

15.  Loss Contract

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

37

________________________________________________________________________________________________

16.  Investment in A.M. Pappas Life Science Ventures II Fund.

Since 2001, we have invested in the A.M. Pappas Life Science Ventures II fund administered by A.M. Pappas.  This fund invested in new and developing companies in the life science sector.  Our investment commitment of $2,500 represented approximately 2.0% of the total capital of the fund.  From 2001 through November 30, 2006 we had invested $2,163 or 87% of our total commitment.

The fund recorded investment impairments when identified, for which we recognized our pro-rata share of such impairments.  In 2005 and 2004, the fund's managers determined that certain investments were impaired, and we recorded our pro-rata share of the fund's investment impairments, totaling $204 and $58, respectively.

In 2004 we received a distribution of 33 shares of NuVasive, Inc. from the fund manager upon NuVasive's initial public offering.  The value of these shares, $341 as of December 31, 2004 was recorded as marketable securities.  During 2005, we sold all 33 shares of NuVasive, Inc, realizing a gain of $240.  In July 2005 we received a distribution from the fund in the form of $319 in cash plus shares in Cerexa, Inc. valued at $14.  As a result of this transaction, we recognized a gain in the amount of $305.  In 2006, we recorded gains of $22 related to distributions from the Fund.  Finally, on December 8, 2006 we sold our remaining investment in the fund to an unrelated third party for $810 and recorded a loss on the transaction of $768.  This sale also relieved us of the remaining $337 capital commitment.

________________________________________________________________________________________________

17.  Investment in Infinity Pharmaceuticals

During 2005, we received shares of Infinity Pharmaceuticals, a private cancer drug discovery and development company, valued at $191 as part of an early termination agreement for a software license contract.  The early termination agreement consisted of cash and shares and represented the full value of our software license agreement.  Infinity merged with Discovery Partners International, Inc., a public company, in 2006.  We sold our shares in the merged entity during the fourth quarter of 2006 and recorded a loss of $52.

________________________________________________________________________________________________

18.  Series C Preferred Stock

On May 4, 2006, Tripos completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs incurred by the Company, were approximately $4,851.  Proceeds were utilized to reduce the borrowings under the revolving line of credit and to fund working capital requirements.  The warrants to purchase common stock were exercisable upon issuance.  The shares of Preferred Stock represent approximately 18 percent of Tripos' outstanding common stock on an as-converted basis (1 preferred share is convertible into 1 share of common stock).  Each outstanding share of Preferred Stock is entitled to voting rights equal to the number of full shares of Common Stock into which such shares are convertible on the date of issuance.  The Preferred Stock also has preferential distribution rights in the event of liquidation, dissolution or winding-up of the Company or a deemed liquidation.  The Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years at the option of the holders.  Due to the sale of the assets of the DI business after January 26, 2007 under the terms of the preferred offering the dividends will be accelerated such that the holders of the Preferred Stock will receive dividends in the aggregate amount of $1,155 inclusive of any dividends received to date.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

Upon issuance, the fair value of the warrants was determined based on the Black-Scholes option-pricing model and recorded on the balance sheet as a liability in the amount of $1,040.  The warrants were determined to be a liability, as under Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock", they could not be recorded in equity due to registration rights obligations and cash penalty requirements that were not capped in the event of unsuccessful registration.  The maximum penalty for failure to register or maintain effectiveness of a registration was determined to exceed the spread between the fair value of registered and unregistered share and, as such, cash settlement was assumed for this determination.  The weighted-average assumptions utilized in determining the Black-Scholes values upon issuance were as follows: stock price-$2.96; strike price-$3.50; dividend yield-0%; risk-free rate-5.0%, volatility factor-0.79 and expected life-5 years.  The Company reassesses the fair value of the warrants on a quarterly basis until exercise or expiration and

18.  Series C Preferred Stock (continued)

records any resulting gain or loss through "other income" in the statement of operations.  The Company evaluated the conversion feature of the preferred stock under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and determined that it was clearly and closely related to the host contract (preferred stock) and was more akin to equity.  The conversion feature therefore was not separated from the host contract.  The equity features of the preferred stock are similar to common stock: for example voting rights, participation in distributions to common shareholders, the holder retaining a residual interest in the Company, and the preferred shares not being mandatorily redeemable.  The Company therefore determined that the conversion feature should be evaluated under EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."  After taking into account the allocation of the proceeds to the warrants, the Company determined that the Preferred Stock contained a beneficial conversion feature valued at $1,015 based upon the intrinsic value of the shares at the closing stock price versus the value assigned to the preferred stock.  Together, the value assigned to the warrants and the beneficial conversion feature created a preferred stock discount in the amount of $2,055, which is being accreted through preferred dividend expense over a two-year period using the effective interest rate methodology.

In addition the transaction costs of $629 were recorded as deferred issuance cost on the balance sheet and are being amortized to interest expense over a two-year period also using the effective interest rate methodology.  Included in the transaction costs are 16 warrants valued at $29 to purchase common stock issued to the placement agent.  These warrants were issued with the same terms at the warrants issued to the holders of Preferred Stock.  Accretion of the preferred stock discount and amortization of the deferred issuance cost in 2006 totaled $537 and $164, respectively.  The Company adjusted the warrant valuation quarterly in 2006 starting in the second quarter, which resulted in a reduction of the liability and recording a gain through "other income" in the statement of operations.  For the year, the cumulative adjustment to the warrant value as indicated by the Black-Scholes was a reduction of $933.  The Black-Scholes assumptions utilized at December 31, 2006 were the same as the assumptions utilized upon issuance with the following exceptions: the stock price reduced to $0.68, the risk free rate adjusted to 4.70%, the volatility to 0.78, and the expected life reduced to 4.33 years.

Upon issuance, cash in the amount of $388 was deposited into a separate account at LaSalle Bank to cover dividends payable up to December 31, 2006.  On June 30, 2006 and September 30, 2006 and December 31, 2006, dividends of $94, $144, and $144, respectively, were paid from this account to Midwood Capital.  The remaining balance and accrued interest are shown as "Restricted Cash" on the Consolidated Balance Sheets and are available to be applied toward the payment of future dividends when due.

_______________________________________________________________________________________________

19.  Long-term Debt

As of December 31, 2006, we had a credit agreement with LaSalle Bank N.A. for a $3,480 mortgage note for property with a book carrying value of $3,821.  The mortgage is due to mature on March 21, 2007.  We also had a $6,000 revolving line of credit agreement with LaSalle Bank with an outstanding balance of $3,500 on December 31, 2006.  The Bank and the company entered into amendments to the line of credit facility to extend its maturity from January 1, 2007 to March 21, 2007.  Both credit agreements were collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.  We were in violation of a minimum net worth covenant as of the period ended September 30, 2006.  As a result, LaSalle informed us that they would not extend the maturity date of the facility past the scheduled date of January 1, 2007.  The Bank subsequently agreed to extend the maturity to February 28 and finally to March 21, 2007 due to the company's progress with the strategic alternatives process.

The mortgage note under the credit agreement called for even quarterly principal payments based on a twenty-year amortization schedule.  Borrowings under the mortgage were subject to a variable interest rate at LIBOR plus 2.25%.  Under the amended agreement the interest rate will be LIBOR plus 3.00%.  Interest rates paid on the mortgage averaged 7.7% during 2006.  The $6,000 revolving line of credit under the credit agreement required quarterly interest-only payments with any remaining borrowings due at the end of the agreement period.  The line of credit carried a commitment fee of 3/8% of the unused portion of the line.  Borrowings under the revolving line of credit bore interest at variable rates tied to LIBOR or the bank's prime rate.  We averaged $2,785 of outstanding borrowings during 2006.  The weighted average interest rate on line of credit borrowings was 8.3% in 2006.

19.  Long-term Debt (continued)

The company paid the outstanding balance of the mortgage loan and the line of credit to LaSalle Bank with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital on March 20, 2007.

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The original repayment terms of the promissory note required monthly interest only payments of $33 for the first 18 months, followed by 30 monthly payments of $135 beginning on August 1, 2006.  This payment schedule was subsequently amended with principal payments suspended until March 1, 2007.  The subordinated promissory note contained prepayment penalties.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discounts of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.   The debt discounts were being amortized to interest expense over the life of the loan.  The Company paid the outstanding balance on the subordinated debt plus the early termination fee to Horizon on March 20, 2007 from the proceeds of the asset sale to Vector Capital.

Short-term debt obligations were:

	December 31, 2006	December 31, 2005
Borrowings outstanding under Credit Agreement	$ 3,500	$ 4,400
Mortgage note	3,480	218
Subordinated debt	3,088	623
Debt discount	(223)	--
Short-term debt	$ 9,845	$ 5,241

Long-term debt obligations were:

	December 31, 2006	December 31, 2005
Mortgage note	$ --	$ 3,697
Subordinated debt	--	3,500
Less current maturities	--	(841)
Subtotal	--	6,356
Debt discount	--	(465)
Total long-term debt	$ --	$ 5,891

Scheduled maturities of long-term debt were to be $8,429 in 2007, $1,506 in 2008, and $133 in 2009, consisting of subordinated debt maturities of $1,506 in 2008, and $133 in 2009.  Interest expense incurred, net of capitalized interest, for the years ended December 31, 2006, 2005 and 2004 were $1,280, $837, and $265, respectively, while total interest payments, inclusive of capital lease interest, were $1,527, $999, and $475, respectively.  As stated above, the amounts owed to LaSalle Bank and Horizon Technology Finance were repaid in full on March 20, 2007.

________________________________________________________________________________________________

20. Segment Information

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance.  The Company operated two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies.  This segment has been designated as held for sale and is now presented as discontinued operations.  As a result, we no longer have multiple operating segment requiring separate presentation.

20. Segment Information (continued)

Our foreign operations historically have been conducted principally through our wholly owned foreign subsidiaries and third-party distributors.  Information regarding operations by geographic area for 2006, 2005 and 2004 is as follows:

	United States	Canada	Europe	Pacific Rim	Total
2006 Net sales	$ 12,796	$374	$ 11,910	$ 2,304	$ 27,384

2005 Net sales	$ 12,028	$ 328	$ 12,993	$ 2,632	$ 27,981

2004 Net sales	$ 11,442	$ 207	$ 14,390	$ 2,736	$ 28,775
	United States	Canada	Europe	Pacific Rim	Total
2006
Property, plant & equipment, net	$ 5,064	$ --	$ 20	$ --	$ 5,084
Capitalized development costs, net	2,237	--	--	--	2,237
Goodwill, net	4,308	--	--	--	4,308
Intangible assets, net	3,068	--	--	--	3,068
Long-lived assets net	14,677	--	20	--	14,697

2005
Property, plant & equipment, net	5,732	--	111	--	5,843
Capitalized development costs, net	2,291	--	--	--	2,291
Goodwill, net	4,308	--	--	--	4,308
Intangible assets, net	3,554	--	--	--	3,554
Long-lived assets net	15,885	--	111	--	15,996

2004
Property, plant & equipment, net	6,521	--	204	--	6,725
Capitalized development costs, net	2,159	--	--	--	2,159
Goodwill, net	--	--	--	--	--
Intangible assets, net	90	--	--	--	90
Long-lived assets net	$ 8,770	$ --	$ 204	$ --	$ 8,974

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

________________________________________________________________________________________________

21.  Stock-based Compensation Plans

In 2002, we adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At December 31, 2006, 515 shares have been purchased under this plan leaving 185 shares available for issuance.

In 1994, we adopted the 1994 Stock Option Plan that is administered by the Compensation Committee and provided for incentive stock options, non-statutory stock options and stock purchase rights to be granted to our employees and consultants.  Pursuant to the plan, incentive stock options could be exercised at a price which is not less than the fair value of the stock on the grant date, and non-statutory stock options and stock purchase rights could be exercised at a price which is determined by the Compensation Committee.  Options vested at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years.  All options granted have 10-year terms.  The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, was in effect for ten years from the date of inception and expired during 2004.  The outstanding 1,081 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

21.  Stock-based Compensation Plans (continued)

In 1994, we adopted the 1994 Director Option Plan that provided for non-statutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant.  Options vested in 25% increments on the anniversary of date of grant.  The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, was in effect for ten years from the date of inception and expired during 2004.  This plan was amended in 2001 to allow for discretionary grants of options.  The outstanding 382 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

The shareholders approved the 1996 Director Stock Plan in order to change the compensation arrangements for the board of directors from only cash to 50% cash and 50% common stock.  The board receives their compensation quarterly with the number of shares issued dependent on the closing price on the last business day of the calendar quarter.  The full amount of the quarterly compensation is expensed in each interim period.  These unrestricted shares issued to the board are included in the weighted average number of outstanding shares for computing earnings per share.

In 2005, we adopted the 2005 Equity Incentive Plan ("2005 Plan") that is administered by the Compensation Committee ("Administrator") and provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800 shares are available for issuance under the 2005 Plan.  In addition, any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expire unexercised, up to a maximum of 300 shares, may be recaptured issued under the 2005 Plan.  Under the 2005 Plan, the Administrator may grant nonqualified stock options and/or incentive stock options and stock appreciation rights at an exercise price set by the Administrator but not less than 100% of the fair market value on the date of grant.  Options and rights issued under the 2005 Plan become exercisable at the times and on the terms established by the Administrator.  The Administrator also establishes the time at which options expire, but the expiration of an incentive stock option and stock appreciation right may not be later than ten years after the grant date (such term to be limited to 5 years in the case of an incentive stock option granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of parent or subsidiary of the Company).  The Administrator will determine the number of Shares of restricted stock granted to any employee, consultant or director and, unless the Administrator determines otherwise, shares of restricted stock will be held by the Company as escrow agent until any restrictions on the shares have lapsed.  The Administrator may accelerate the time at which any restriction may lapse or be removed.  The Administrator determines the number of restricted stock units granted to any employee or consultant.  In determining whether an award of restricted stock units should be made, and/or the vesting schedule for any such award, the Administrator may impose whatever conditions to vesting it determines to be appropriate.  The number of restricted stock units paid out to the participant will depend on the extent to which the vesting criteria are met.  The Administrator may set vesting criteria based upon the achievement of Company-wide, business unit or individual goals, which may include continued employment or service, or any other basis determined by the Committee.  Upon satisfying the applicable vesting criteria, the participant shall be entitled to the payout specified in the award agreement.  Notwithstanding the foregoing, at any time after the grant of restricted stock units, the Administrator may reduce or waive any vesting criteria that must be met to receive a payout.  The Administrator, in its sole discretion and as set forth in the restricted stock unit agreement, may pay earned restricted stock units in cash, shares, or a combination thereof.    Deferred stock units shall consist of a restricted stock award that the Administrator, in its sole discretion, permits to be paid out in installments or on a deferred basis, in accordance with rules and procedures established by the Administrator.  A dividend equivalent is a credit, payable in cash, awarded at the discretion of the Administrator, to the account of a participant in an amount equal to the cash dividends paid on one share for each share represented by an award.

For periods prior to January 1, 2006, pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for employee and director stock options under the fair value method of that Statement (see Note 1).  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.9% to 5.0% for 2006, 3.0% to 4.5% for 2005 and 1.46% to 4.43% for 2004; volatility factor of 0.79 for 2006, 0.63 for 2005 and 0.90 for 2004; and a weighted average expected life of the option of 6.3 years for 2006, 6.2 years for 2005 and 5.3 year for 2004.  For the Tripos Employee Stock Purchase Plan, compensation expense was also estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.4% to5.3% for 2006, 4.15% to 4.41% for 2005 and 1.29% to 4.57% for 2004; volatility factors of 0.61 for 2006, 0.82 for 2005 and 0.90 for 2004; and a weighted average expected life of the option of 6 months.  For all years presented, we used a dividend rate of zero.  The inputs to the Black-Scholes model were derived as follows: interest rates for U.S. Treasury instruments for comparable lives, volatility from the Company's historical common stock trading activity, and the

21.  Stock-based Compensation Plans (continued)

weighted-average life from exercise behavior for each of three classes of employees (directors, executive officers, and employees).  Forfeiture rates were separately estimated for each of these same employee classes from historical data.

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

As a result of adopting FAS 123R on January 1, 2006, earnings before income taxes and net income for the year ended December 31, 2006 were both $314 lower than if we had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the year ended December 31, 2006 was reduced by $0.03 per share as a result of the adoption of this statement.  The majority of options granted by the Company qualify as Incentive Stock Options (ISO) for which no tax benefit is available to be recognized until the options are exercised and sold by the grantee within one year of exercise.  Typically, Non-Qualifying (NQ) options provide a deferred tax benefit to the Company at the time of grant and normally a tax benefit in the year of exercise.  The Company will only realize the tax benefits when and if they result in an actual reduction in taxes payable.

Prior to the adoption of FAS 123R, we presented tax benefits for which we received deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.  FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no exercises of stock options in 2006, therefore no tax benefits were recorded as financing proceeds in the cash flow statement.  The effect of FAS 123R on our consolidated statement of cash flows was to add back the $314 of non-cash compensation expense to the cash flows from operating activities.

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

Additional information relating to the plans is as follows (in thousands, except for earnings per share information):

Options Outstanding Summary	2006 Shares	Weighted Average Exercise Price	2005 Shares	Weighted Average Exercise Price	2004 Shares	Weighted Average Exercise Price
Beginning outstanding	1,955	$ 7.23	1,783	$ 7.81	1,835	$ 7.41
Granted	25	2.99	331	3.29	272	5.85
Exercised	--	--	(33)	2.17	(248)	2.58
Canceled/expired	(192)	4.77	(126)	6.39	(76)	8.31

Ending outstanding	1,788	$7.43	1,955	$ 7.23	1,783	$ 7.81

Exercisable-end of year	1,515	$8.00	1,463	$ 8.09	1,315	$7.81

Weighted average fair value per share of options granted during the year	$ 1.87		$ 1.71		$ 4.01
43

21.  Stock-based Compensation Plans (continued)

Directors	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	417	$8.64
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(35)	$6.57
Outstanding, December 31, 2006	382	$8.81	4.4 years	$0
Options Exercisable	326	$9.27	4.0 years	$0

Officers	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	867	$7.62
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(64)	$3.62
Outstanding, December 31, 2006	803	$7.95	3.8 years	$0
Options Exercisable	708	$8.48	3.7 years	$0

Employees	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	671	$5.83
Granted	25	$2.99
Exercised	--	--
Forfeited	(43)	$3.86
Expired	(50)	$5.77
Outstanding, December 31, 2006	603	$5.86	3.8 years	$0
Options Exercisable	481	$6.44	3.5 years	$0

December 31, 2006	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.94-$3.81	352	3.79	$ 3.31	187	$ 3.47
$3.81-$5.37	360	3.60	4.40	355	4.39
$5.37-$6.19	371	4.85	5.86	287	5.90
$6.19-$11.25	393	2.98	8.41	374	8.47
$11.25-$19.70	312	4.70	16.21	312	16.21
$2.94-$19.70	1,788	3.95	$ 7.43	1,515	$ 8.00

A summary of the status of the Company's Nonvested options as of December 31, 2006 and changes during the twelve months then ended is as follows:

Nonvested Options	Shares
Nonvested at January 1, 2006	492
Granted	25
Vested	(172)
Forfeited	(72)
Nonvested at December 31, 2006	273

As of December 31, 2006, there was approximately $147 of total unrecognized compensation expense related to nonvested stock options.  This expense is expected to be recognized in 2007, 2008 and 2009 in the amounts of $130, $16, and $1, respectively.  The total fair value of shares vested during 2006 was $249 plus the value of the ESPP shares vesting in the amount of $64.

44

________________________________________________________________________________________________

22.  Contingent Liability

As discussed in Note 9, for a period of up to 24 months after our last draw under the DTI grant program, we were obligated to repay portions or all of the GBP1,540 of grant money received if we eliminated jobs or exited the property.   During 2006 we reduced headcount by one hundred twelve positions.  Late in the fourth quarter of 2006, we concluded negotiations with the DTI for a reduced repayment commitment if we are successful in selling the business to a group that would continue its operations.  The DTI agreed to accept GBP591 as settlement of the amounts owed and would release Tripos, Inc. from the remainder of the grant terms.  Similarly, the Company is obligated to repay up to GBP1,300 to the South West England Regional Development Agency (SWERDA) if it were to cease operations and/or sell the property at a gain prior to mid-2008.  The Company has obtained tentative approval of the SWERDA for the novation of this obligation to a prospective purchaser of the Discovery Research business.

________________________________________________________________________________________________

23.  Subsequent Events

On March 20, 2007 the Company sold the assets of the Discovery Informatics business to a subsidiary of Vector Capital Corporation for $26,175.  The shareholders also approved the plan of liquidation and dissolution of the Company on March 15, 2007 that will culminate in a distribution of any remaining cash to shareholders.
Concurrently with the shareholder approval of the plan of liquidation, we changed our basis of accounting from a going-concern basis to a liquidation basis for all periods subsequent to March 15, 2007.

The Company is in negotiations with unrelated parties and a group made up of the management of Tripos Discovery Research Ltd. for the sale of the Discovery
Research business.  In addition, the Company completed the sale of its St. Louis headquarters building on April 12, 2007.

________________________________________________________________________________________________

24.  Legal Proceedings

Securities Class Action Litigation

On or about July 24, 2003, the Company and two of its executive officers, Dr. John P. McAlister and Mr. B. James Rubin, were sued in federal district court in St. Louis, Missouri on behalf of purchasers of the Company's common stock during the first half of 2002.  The consolidated class action complaint alleged that statements made by the Company in press releases and other public disclosures contained materially false and misleading information in violation of the federal securities laws.  On or about May 5, 2004, plaintiffs filed a second amended complaint on behalf of a purported class of purchasers of the Company's common stock between February 9, 2000 and July 1, 2002 (the "Class Period").  The second amended complaint generally alleged that, during the Class Period, defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles in violation of the federal securities laws.  The second amended complaint also named Ernst & Young LLP, the Company's former independent registered public accounting firm, as a co-defendant.  In August 2004, the Company and the individual defendants and Ernst & Young filed motions to dismiss the second amended complaint.  On September 30, 2005, the Company was informed that its motion to dismiss was denied; however, the motion to dismiss filed by Ernst & Young was granted.

On March 21, 2006, the parties reached a verbal agreement to settle the class action litigation.  The total amount of the settlement was $3,150 which was paid by our insurers.  The settlement was subject to court approval after notice and an opportunity to object was provided to the putative shareholder class.  On August 4, 2006 the Court entered an order approving the settlement and dismissing with prejudice all claims against the defendants.

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

On March 21, 2006, the parties reached a verbal agreement to settle this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the Company and the payment of

45

24.  Legal Proceedings (continued)

attorneys' fees of $200 to plaintiffs' counsel.  All fees were paid by our insurers.  On September 8, 2006 the Court granted preliminary approval to the parties' settlement subject to a final approval hearing.  On November 17, 2006, the Court entered an order approving the settlement.

________________________________________________________________________________________________

25. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited financial data for each quarter of 2006 and 2005:
	Note (a)	Note (b)			Note (c)
	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Total net sales	6,698	6,052	7,990	6,644	7,256	7,355	6,429	6,941
Cost of sales	2,627	2,413	2,532	1,958	3,712	1,658	1,462	1,749
Gross profit	4,071	3,639	5,458	4,686	3,544	5,697	4,967	5,192
Operating expenses	5,171	5,288	5,761	6,263	5,778	5,552	5,505	5,634
Income (loss) from operations	(1,100)	(1,649)	(303)	(1,577)	(2,234)	145	(538)	(442)
Net income (loss) from continuing operations allocable to common shareholders	(2,192)	(2,082)	(176)	(1,413)	(3,399)	790	(1,266)	(604)
Net income (loss) from discontinued operations allocable to common shareholders	(23,118)	(5,910)	(1,429)	(2,273)	(1,841)	(630)	2,077	585
Net income (loss) allocable to common shareholders	$ (25,310)	$ (7,992)	$ (1,605)	$ (3,686)	$ (5,240)	$ 160	$ 811	$ (19)
Net income (loss) per:
Basic share	$(2.46)	$(0.78)	$(0.16)	$(0.36)	$(0.52)	$0.02	$0.08	($0.00)
Diluted share	$(2.46)	$(0.78)	$(0.16)	$(0.36)	$(0.52)	$0.02	$0.08	($0.00)
Basic shares	10,285	10,276	10,194	10,190	10,117	10,114	10,091	10,060
Diluted shares	10,285	10,276	10,194	10,190	10,117	10,143	10,091	10,060

Note (a), Fourth quarter 2006 includes an impairment charge of $100 in continuing operations to adjust the carrying value of the St. Louis building to its projected sale value and a total charge of $16,717 in discontinued operations (including $2,405 charged to cost of sales related to inventory) to approximate the anticipated sale proceeds for the business unit (allocated between inventory and property, plant and equipment).  A charge for $3,016 related to the U.K. grant repayment obligation settlement with the DTI was recorded in discontinued operations while the liability was recorded in continuing operations due to the parental guarantee.  Also in the fourth quarter was an adjustment to the percentage of completion on the Wyeth informatics project due to additions to the total projected costs.

Note (b), Third quarter 2006 includes an impairment charge of $3,607 in discontinued operations to reflect the loss on the sale of excess laboratory facilities.  Continuing operations includes an adjustment in the third quarter to the percentage of completion on the Wyeth informatics project due to additions to the total projected costs.

Note (c), Fourth quarter 2005 cost of sales include a charge totaling $1,313 for the write-down of ChemCore RIO capitalized software asset and an $861 charge in discontinued operations for the write-down of a temporary laboratory building at our Discovery Research business in Bude, England.

________________________________________________________________________________________________

26.  Discontinued Operations

Our discontinued operations consist of the Discovery Research business unit that is comprised of the assets of our Tripos Discovery Research subsidiary and other assets of the business unit held at other subsidiaries.  The results of operations consist of revenues, cost of sales, selling, marketing, research and development, and general and administrative costs incurred by this business unit.  In addition, this business unit incurs interest expense from capital leases that finance certain laboratory equipment.

During 2006, the Board of Directors of Tripos, Inc. determined that the Discovery Research ("DR") business unit would be held as immediately available for sale and met the conditions set forth in paragraph 30 of SFAS No. 144

46

26.  Discontinued Operations (continued)

"Accounting for the Impairment or Disposal of Long-Lived Assets".  In addition, according to paragraph 42 of the SFAS No. 144, the DR business unit is to be shown as discontinued operations in all published financial statements.  Concurrently with the decision to hold the DR business for sale, the board approved recording an impairment charge to reduce the carrying value of the unit's assets to approximate the expected net proceeds from a sale.

On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England which was previously announced on December 19, 2005.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  We reduced the number of employees by 76 positions to streamline and refine our DR business and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  More than half of the employees affected left under a voluntary separation plan.  As a result of these actions, we recorded a pre-tax restructuring charge in the first quarter 2006 of approximately $807, for one-time termination benefits and outplacement costs.  On August 11, 2006 we completed an additional 14-position reduction in force for our DR business, resulting in a pre-tax restructuring charge of $338. We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  In the fourth quarter of 2006 we performed a third reduction in force for an additional 27 positions, reducing our headcount in this business segment to 43 positions and recorded a charge of $471.  These actions were necessary in order to further streamline the Discovery Research unit.   Costs related to Discovery Research are included in the loss from discontinued operations.  The costs of $1,617 associated with these restructurings were paid by December 31, 2006.

Condensed Consolidated Balance Sheet

Discontinued Operations

(in thousands)

	Dec 31, 2006	Dec 31, 2005
Cash and equivalents	$ 605	$ 1,848
Accounts receivable	858	1,935
Inventory	3,349	5,155
Prepaid expenses	309	124
Total current assets of discontinued operations	5,121	9,062

Property and equipment, net of accumulated depreciation	54	20,946
Goodwill	--	947
Total long-term assets of discontinued operations	54	21,893
Total assets of discontinued operations	$ 5,175	$ 30,955

Current portion of capital leases	2,507	2,334
Accounts payable	352	444
Accrued expenses	543	1,474
Deferred revenue	767	903
Total current liabilities of discontinued operations	4,169	5,155

Long-term portion of capital leases	2,060	1,283
Total long-term liabilities of discontinued operations	2,060	1,283
Total liabilities of discontinued operations	$ 6,229	$ 6,438
47

26.  Discontinued Operations (continued)

Condensed Consolidated Statement of Operation

Discontinued Operations

(in thousands, except for earnings per share information)

	Year ended	Year ended	Year ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Discovery research services revenues	$ 6,551	$ 27,440	$ 36,004
Cost of sales	9,890	20,761	24,455
Gross profit (loss)	(3,339)	6,679	11,549

Sales and marketing	743	1,231	1,217
Research and development	6,378	3,154	1,616
General and administrative	2,049	2,374	1,747
Restructuring charge	1,616	861	--
Impairment charge	17,919	--	--
Total operating expenses	28,705	7,620	4,580

Income (loss) from operations	(32,044)	(941)	6,969

Interest income	27	44	64
Interest expense	(728)	(669)	(641)
Other income (loss)	15	(43)	(35)
Income (loss) before taxes	(32,730)	(1,609)	6,357

Income tax expense (benefit)	--	(1,800)	1,800

Net income (loss) from discontinued operations allocable to common shareholders	$ (32,730)	$ 191	$ 4,557

Basic income (loss) from discontinued operations per share	$ (3.20)	$ 0.02	$ 0.50
Diluted income (loss) from discontinued operations per share	$ (3.20)	$ 0.02	$ 0.50
48

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tripos, Inc.

St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Tripos, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  We have also audited the schedule listed in Item 15(a) 2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripos, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share Based Payment."

As noted in footnote 23, on March 15, 2007, the Company's shareholders approved the Company's plan of liquidation and dissolution.  Concurrent with the shareholder approval of the plan of liquidation and dissolution, the Company changed its basis of accounting from a going concern basis to a liquidation basis for all periods subsequent to March 15, 2007.

/s/ BDO Seidman, LLP

Chicago, Illinois

April 13, 2007

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The following information is provided in response to Item 307 of Regulation S-K.

Disclosure Controls and Procedures

The Management of the Company is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Tripos.  We have designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Tripos, including its consolidated subsidiaries, is reflected for the period in which this report is being prepared.  Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's internal controls over financial reporting for the year end December 31, 2006 and believe them to be effective.

The following information is provided in response to Item 308 of Regulation S-K.  Because the Company is not an accelerated filed, due to the fact that its public equity float at June 30, 2006 was less than $50 million, Item 308(a) and 308(b) are not applicable.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting during the fourth quarter ending December 31, 2006 that have materially affected, or are reasonably likely to material affect our internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To be supplied by amendment by April 30, 2007.

ITEM 11.   EXECUTIVE COMPENSATION

To be supplied by amendment by April 30, 2007.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To be supplied by amendment by April 30, 2007.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To be supplied by amendment by April 30, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

To be supplied by amendment by April 30, 2007.

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

SIGNATURES

                          TRIPOS, INC.

                By:    John P. McAlister                                                                      April 17, 2007

                          John P. McAlister                                                                      Date

                          President, Chief Executive Officer

                          Chief Financial Officer and

                          Member of the Board of Directors

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John P. McAlister, and (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 2006, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John P. McAlister	Chief Executive Officer,	April 17, 2007
John P. McAlister III	Chief Financial Officer
President and Director
(Principal Executive Officer)

/s/ Ralph S. Lobdell	Chairman of the Board of Directors	April 17, 2007
Ralph S. Lobdell

/s/ Stewart Carrell	Director	April 17, 2007
Stewart Carrell

/s/ Gary Meredith	Director	April 17, 2007
Gary Meredith

/s/ Ferid Murad	Director	April 17, 2007
Ferid Murad

/s/ Alfred Alberts	Director	April 17, 2007
Alfred Alberts

TRIPOS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, December 31, 2005 and December 31, 2006

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for Doubtful Accounts
2004	390	(50)	--	94	246
2005	246	(46)	--	10	190
2006	190	2	--	--	192

Valuation Allowance for Deferred Income Tax Assets
2004	5,609	1,551	--	--	7,160
2005	7160	(1,163)	--	--	5,997
2006	5,997	1,978	--	--	7,975

Inventory Reserve for Obsolescence
2004	2,520	1,006	--	--	3,526
2005	3,526	(362)	--	--	3,164
2006	3,164	2,818	--	--	5,982
53

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

10.6 c      Tripos, Inc. 1996 Director Stock Compensation *

10.7 d      Tripos, Inc. 2002 Employee Stock Purchase Plan *

10.8 d      Amendment to the 1994 Director Option Plan *

10.9 h      Tripos, Inc. 2005 Equity Incentive Plan *

10.10 j     Form of Executive Severance Agreement*

10.11 j     Form of Indemnification Agreement with Directors and Executive Officers*

10.12 i     Agreement and Plan of Merger among Trips, Inc., Owl Acquisition, Inc., Optive Research, Inc., Dr. Robert S. Pearlman and Bryan S. Koontz dated December 21, 2004

10.13 j     Stock Purchase Agreement among Tripos, Horizon Technology Funding Company II LLC, Horizon Technology Funding Company III LLC and Sand Hill Venture Debt III, LLC dated December 21, 2004

10.14 k    Asset Purchase Agreement among Tripos, Inc. and Tripos (Cayman) L.P. dated November 19, 2006

10.15 l     Transition Services Agreement, dated as of March 20, 2007, by and among Tripos, Inc., Tripos, L.P. and Tripos (DE), Inc.

10.16 l     Office Lease, dated as of March 20, 2007, by and among Tripos Realty, LLC and Tripos (DE), Inc.

10.17 m   Purchase Agreement, dated as of February 4, 2007, by and among Tripos Realty LLC and South Hanley Road, LLC

10.18 m   First Amendment to Purchase Agreement, dated as of February 26, 2007, by and among Tripos Realty LLC and South Hanley Road, LLC

10.19 m   Second Amendment to Purchase Agreement, dated as of March 21, 2007, by and among Tripos Realty LLC and South Hanley Road, LLC

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

Exhibit Index (continued)

f               Previously filed as an exhibit to the Company's Form 8-K filed on March 15, 1996 (SEC File No. 0-023666) and incorporated herein by reference.

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

j               Previously filed as an exhibit to the Company's  Registration Statement on Form S-1/A (SEC File No. 333-123742) dated May 18, 2005.

k              Previously filed as an exhibit to the Company's Form 8-K filed on November 20, 2006(SEC File No. 0-23666) and incorporated herein by reference.

l               Previously filed as an exhibit to the Company's Form 8-K filed on March 22, 2007 (SEC File No. 0-23666) and incorporated herein by reference.

m             Previously filed as an exhibit to the Company's Form 8-K filed on March 28, 2007 (SEC File No. 0-23666) and incorporated herein by reference.

