Form 10-K/A
period 2006-12-31
TRIPOS INC
filed 2007-04-30
CIK 920691

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY COMMENTS

Tripos, Inc. is filing this amendment on Form 10-K/A to its annual report on Form 10-K previously filed on April 17, 2007 to supply the information required in Part III in lieu of a separate proxy statement.  In addition, the company is amending Part II, Item 5. to include the Comparison of Shareholder Returns graph that was previously omitted and to provide disclosure related to recent developments.

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

Tripos, Inc. (the "Company") issued a press released dated April 24, 2007 announcing that on April 18, 2007, it received a letter from the Nasdaq Listing Qualifications Department advising the Company that for the year ended December 31, 2006, Tripos did not comply with the minimum $10 million stockholders' equity requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4450(a)(3).  Tripos was given until May 3, 2007 to provide NASDAQ with a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements, including the minimum stockholders' equity standard and to indicate a time frame to resolve the listing deficiency.   If by May 3, 2007, Tripos has not completed the sale of its Discovery Research business and/or has not computed the gain on its Discovery Informatics sale, Tripos will inquire of NASDAQ about what additional steps should be taken to avert a delisting due to the net worth requirement, including a deferral of any action by NASDAQ pending completion of the sale of the discovery research business.

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

We had approximately 700 shareholders of record and 3,200 beneficial holders as of December 31, 2006.  We have not declared or paid any dividends on our common stock and do not plan to pay dividends in the future pending our dissolution and liquidation.

As discussed in Item 1. Business - Liquidation and Dissolution Activities, on March 15, 2007 our stockholders approved a plan of dissolution, pursuant to which the company will be dissolved and its assets liquidated.  We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we sell or shutdown our Discovery Research business or upon any earlier delisting by NASDAQ, which we refer to as the "final record date."  Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law and we shall cease issuing stock certificates (other than replacement certificates).

COMPARISON OF SHAREHOLDER RETURN

Indexed Comparison of Total Return since December 2001

Total Return Index for the NASDAQ National Market and

Total Return for NASDAQ Pharmaceutical Companies

                Note:      Assumes $100 invested on 12/31/01 in Tripos Common Stock, the total return index for the NASDAQ National Market and the total return index for NASDAQ Pharmaceutical Companies.  Assumes reinvestment of dividends on a daily basis.

The graph covers the period from December 31, 2001 through the fiscal year ended December 31, 2006.  The graph assumes that $100 was invested on December 31, 2001 in Tripos Common Stock and in each index and that all dividends were reinvested.  No cash dividends have been declared on our Common Stock.  Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

On March 15, 2007 the shareholders of the company approved the sale of the assets of the Discovery Informatics business to a newly formed subsidiary of Vector Capital Corporation, this transaction closed on March 20, 2007.  In addition, the shareholders approved the plan of liquidation and dissolution of Tripos, Inc.  The Board of Directors intends to carry out the liquidation of the remaining assets of the Company and to effect the dissolution of Tripos, Inc. culminating with a distribution of any and all remaining proceeds to shareholders.  Promptly following the sale or shutdown of Tripos Discovery Research, Tripos will commence the liquidation and dissolution process by filing Articles of Dissolution with the State of Utah.  Once that occurs, Tripos will be prohibited from conducting any business activities other than certain actions incident to the dissolution and liquidation of Tripos.  The liquidating distributions are expected to commence late in the third quarter or early in the fourth quarter of 2007.  Certain members of the Board will remain in place to oversee the process of liquidation and dissolution.  In light of the expected dissolution in 6 months, the Board does not believe that stockholders will benefit from an election of directors. However, if the dissolution process becomes extended, the Board will reconsider this determination.

Name	Director Since	Age	Name	Director Since	Age

Ralph S. Lobdell	1994	63	Alfred Alberts	1997	75
Stewart Carrell	1994	73	John P. McAlister	1994	58
Gary Meredith	1996	72	Ferid Murad	1996	70

Ralph S. Lobdell has served as the Chairman of our Board of Directors since June 1994.  Mr. Lobdell received his Bachelor of Science degree from the U.S. Naval Academy in 1965 and his Master of Business Administration from Stanford University in 1972.  Mr. Lobdell worked for First Chicago Corporation from 1972 through 1977, initially on the parent company staff and then its venture capital subsidiaries.  In 1977, Mr. Lobdell joined Abbott Laboratories in Chicago in Corporate Planning and Development.  Mr. Lobdell worked for the Harbour Group, a St. Louis based investment company, from 1979 until his retirement in 1991.  He was appointed President of Harbour in 1987.  Mr. Lobdell served on the Board of Directors of virtually all of Harbour's portfolio companies acquired during his tenure.  In September 2004, Mr. Lobdell was elected to the board of the Iraq Middle Market Development Foundation and in January 2005, he was elected to the board of directors of the Middle East Micro-Credit Company.  Both of these entities are not-for-profit non-governmental organizations.

Alfred W. Alberts was appointed as a Director in February 1997.  Mr. Alberts is currently serving on the Board of Directors of Cardium Therapeutics, Cambridge, Massachusetts and is a scientific consultant to several major pharmaceutical companies.  He served as the Vice President of Biochemistry and Natural Product Discovery at Merck Research Laboratories prior to his retirement in 1995.  Prior to joining Merck, Mr. Alberts was a member of the faculty of the Department of Biochemistry at Washington University in St. Louis.  Mr. Alberts has co-authored six patents and received several prestigious awards including the Thomas Alva Edison Award, the Inventor of the Year Award as well as an Honorary Doctor of Science degree from the University of Maryland.

Stewart Carrell has been a Director since May 1994.  He served as Chairman of the Board of Directors of Evans & Sutherland Computer Corporation until his retirement in 2001.  Between 1984 and 1994, Mr. Carrell was Chairman and/or Chief Executive Officer of several companies through his association with the investment banking and venture capital firm of Hambrecht & Quist.  Prior to 1984, Mr. Carrell was employed for 25 years by Texas Instruments in various capacities, the most recent of which was Executive Vice President.  Mr. Carrell holds an undergraduate degree from Southern Methodist University and a Masters degree from Stanford University.

Dr. John P. McAlister has served as our Chief Executive Officer and as a Director since May 1994.  Dr. McAlister obtained his B.S. in Chemistry from Tarleton State College in 1971 and his Ph.D. in Biochemistry and X-Ray Crystallography from the University of Wisconsin, Madison, in 1978.  In 1980 after a two-year post-doctoral appointment, Dr. McAlister joined the staff of the Computer Systems Laboratory at Washington University, St. Louis where he served first as Associate Director of the MMS-X National Collaborative Research Program and then as Research Associate in Computer Science.  Dr. McAlister began working for Tripos in 1982 under contract to supervise software development for molecular graphics applications.  In 1984, he joined Tripos as Director of Software Research and Development.  In 1987, Dr. McAlister was named Vice President, Research and Development, and in 1988 was promoted to President.  Dr. McAlister's current responsibility consists of supervising the ongoing efforts to sell Tripos Discovery Research and working with the Board of Directors to complete the dissolution and liquidation of Tripos.

Gary Meredith was named a Director in January 1996.  Mr. Meredith recently retired from service on the Board of Directors of Regence BlueCross BlueShield of Utah for which he also served as Chairman of the Audit Committee.  He retired from his position as Senior Vice President of Evans & Sutherland Computer Corporation ("E&S") in 1999.  Mr. Meredith had been with E&S for twenty-two years during which time he held several positions including Assistant to the President, VP-Administration, President-Interactive Systems Division, VP-Development, Secretary and Chief Financial Officer.  Prior to joining E&S, he was President of Interwest General Corporation and Windsor Industries.  Mr. Meredith also was Chairman and President of Reid-Meredith, Inc., a company he founded in 1962.  Mr. Meredith received his B.S. degree from Brigham Young University.

Dr. Ferid Murad was named a Director in November 1996.  Dr. Murad received his M.D. and Ph.D. from Case Western Reserve University.  Dr. Murad is the former Vice President of Pharmaceutical Research and Development at Abbott Laboratories, and formerly, the President and CEO of Molecular Geriatrics Corporation, a bio-pharmaceutical company.  Dr. Murad has held a number of notable positions during his career including Chairman of the Department of Medicine at Stanford University, Chief of Medicine at Palo Alto Veterans Administration Hospital and Director of Clinical Research at the University of Virginia School of Medicine.  Dr. Murad was the 1998 co-recipient of the Nobel Prize for Physiology or Medicine as well as the 1996 recipient of the Albert Lasker Medical Research award and is a member of the National Academy of Science.  He is currently Professor in the Department of Integrative Biology, Pharmacology and Physiology at the University of Texas Medical School in Houston and Director of the Institute of Molecular Medicine.

MANAGEMENT

Set forth below is certain information with respect to our executive officers and additional key employees, as of March 31, 2007, other than our President and Chief Executive Officer, Dr. John P. McAlister, whose biographical information is set forth under "Directors" above.  Upon the sale of Tripos Discovery Research, Dr. McAlister is expected to be the sole executive officer of Tripos.

Executive Officers and Key Employees:

Name	Age	Title
Simon J. Cole	52	Vice President, Finance, Tripos Discovery Research Ltd.
Mark C. Allen	57	Senior Vice President, Discovery Research

Simon J. Cole received his diploma in Accountancy and Business Studies from the University of Glamorgan in 1973 and became a Fellow of the Chartered Institute of Management Accountants in the United Kingdom.  Mr. Cole was with a local public accounting firm before entering industry.  He has held various financial and operational positions with manufacturers such as eight years with Famous Names Ltd., a UK-based confectioner/retailer, and nine years with Nutricia, a Dutch-owned infant and clinical foods manufacturer.  In 1995 he joined Millipore Corporation where he was the Head of Finance for the BioPharmaceutical Division in the United Kingdom.  In 2002, he joined Tripos Discovery Research, Ltd. and currently holds the position of Vice President of Finance.

Dr. Mark C. Allen received his BSc degree in Chemistry from Exeter University and his MPhil and PhD degrees from the Council for National Academic Awards after periods of postgraduate study at the Universities of Plymouth and Brighton.  Dr. Allen is a Chartered Chemist and a Fellow of the Royal Society of Chemistry.  He joined CIBA-Geigy Pharmaceuticals UK Ltd. in 1975.  In 1994 after progressing through the organization in both the UK and the US, Dr. Allen was appointed Head of Core Drug Discovery Technologies for CIBA Pharmaceuticals UK where he was responsible for all analytical chemistry, combinatorial chemistry, scale-up chemistry and molecular modeling activities.  Following the formation of Novartis in early 1997, Dr Allen was appointed Head of Drug Discovery Support for Novartis Pharmaceuticals UK.  He joined Tripos Discovery Research Ltd in 1998 as Director of Research & Analytics and Deputy Managing Director.  He was promoted to Vice President, Head of Operations in 1999, where his responsibilities included the direction and management of all scientific activities at Tripos Discovery Research.  In 2005, he was promoted to Senior Vice President, Discovery Research.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of Tripos Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms received, or written representations from certain reporting persons that no year-end reports on Forms 5 were required for those persons, we believe that, during fiscal 2006, our officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

Audit Committee

The Company has a separately-designated Audit Committee established in accordance with the Section 3(a)(58)(A) of the Exchange Act.  The Board has determined that Mr. Ralph Lobdell, Mr. Stewart Carrell and Mr. Gary Meredith qualify as "audit committee financial experts" as defined by the rules of the SEC and each of them is independent, as independence is currently defined under NASDAQ's listing standards. The Audit committee members are deemed to be audit committee financial experts based on their respective cumulative financial work experience as described in their biographies.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board of Directors ("the Committee") is responsible for setting the general compensation policies for us, which include specific compensation levels for executive officers, bonus pools, and option grants under the 2005 Equity Incentive Plan.  This Committee is comprised of all of the independent members of the Board of Directors -- Ralph Lobdell, Alfred Alberts, Stewart Carrell, Gary Meredith, and Ferid Murad.

The following compensation discussion and analysis provides information regarding the objectives and elements of our compensation philosophy and policies for the compensation of our Chief Executive Officer, Chief Financial Officer and our three most highly-compensated executive officers in 2006 other than our Chief Executive Officer and Chief Financial Officer.  We refer to these individuals collectively as our named executive officers, or NEOs.

Objectives

Compensation programs are designed to attract and retain key executives by providing appropriate incentives linked to our financial and non-financial performance.  The NEOs' compensation package is comprised of (i) base salary, (ii) annual incentive opportunity tied to achievement of operating income and other financial and non-financial operational goals, and (iii) long-term incentives established to align the interests of management with those of shareholders, in the form of stock options.

Designed to reward performance

The Compensation Committee evaluates the performance of the Chief Executive Officer and the other NEOs annually based upon financial and non-financial goals that contribute to the profitability and growth of Tripos.  The Committee has put in place compensation policies that seek to enhance the linkage of compensation to company objectives and overall company performance.

Elements of compensation

Base Salaries -- Individual salary for the NEOs is set, and salary increases are likely to be, based on a variety of factors including, but not limited to: competitive salary levels for the industry, individual job responsibilities, results versus target objectives, and Tripos' financial and non-financial performance.

Annual Incentives -- Annual incentive targets are set as a percent of salary for each employee, including our NEOs, based on attainment of company financial goals, business unit goals and individual performance goals.  These goals are established by the Compensation Committee each year, as the Committee has not felt it necessary to establish a formalized incentive plan with pre-set goals and believes it is more appropriate to establish annual goals based upon current assessments of the Company's needs and performance objectives.  Weighting of goals varies by participant and is dependent upon their role and influence on the success of the Company.  The Committee sets the bonus levels for the senior management team, including the NEOs, at or above 40% of base salary subject to the achievement of the annual performance goals described above.  For any bonus to become available, the Company must achieve the company goals, then consideration is given to whether the NEO's business unit and the NEO have achieved their respective goals.  For 2006, Mr. McAlister's target bonus level was set at 50% of his salary amount with 40% of the bonus based on the Company's achievement of the financial goal for operating profit, 40% based on business unit goal achievement and 20% on achieving individual goals as established by the Board.  For Messrs. Koontz, Rubin, Schmidt-Bäse, Allen and Yingling (each of whom, with the exception of Mr. Allen, has left the employ of the Company in 2007 to become employees of the company that purchased the Discovery Informatics business or to pursue other opportunities), their target bonus level was 40% of their salary amount with 40% based on the Company achieving the financial goal for operating profit, 40% tied to achievement of their respective business unit operating goals and 20% based on achievement of individual performance goals. The Company did not achieve the company level goals in 2006 and as a result no bonuses were paid to any employees, including the NEOs.

Long-term Incentives -- We adopted the Tripos 2005 Equity Incentive Plan and the 1994 Stock Option Plan to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, and to promote the success of our business as part of our equity incentive compensation program.  Awards under these equity incentive plans were designed to give the recipient an equity stake in our company and thereby closely align their interests with those of our shareholders.  The Committee has established certain general guidelines in making option grants to executive officers in an attempt to target a fixed number of unvested option shares based upon the individual's position and his or her existing holdings of unvested options.  Although no options were granted to executive officers in 2006, historically, the number of shares granted to each executive officer has been based upon the officer's tenure, level of responsibility, and relative position in our company and, in the case of 2005 grants, the Committee's intention to provide a retention incentive in light of the consideration of strategic alternatives for the Company.  In accordance with its own policy and the terms of the 2005 Equity Incentive Plan, the Committee will not re-price any granted stock options, and has not in the past re-priced any options.

How amounts are determined

The Chief Executive Officer assesses and recommends annual increases for other executives for review and approval by the Committee.  The Compensation Committee sets the annual salary for the Chief Executive Officer and considers the recommendation for the other members of senior management based upon its independent review of salary data for similarly situated executives.

How each element fits in the overall compensation plan

The annual base salary is meant to provide a stable level of income for each NEO that is commensurate with his/her respective experience and role within the organization.  Bonuses for each of our NEOs are designed to encourage the attainment of, and reward the achievement of, superior short-term results that enhance the current operations of the business.  The equity incentive compensation program historically has meant to provide longer-term benefit to each NEO based on growth in the value of the business in the marketplace.  The three elements are intended to attract and retain a high quality management team focused on near and long-term goals that are aligned with the interests of our shareholders.  Given the plans to pursue strategic alternatives, no equity grants were made to the NEOs in 2006.

Timing of award grants

Stock options or other equity awards are granted by the Compensation Committee and may be based on the recommendation of the Chief Executive Officer.  Stock option awards are priced as of closing of the markets on the date when the Compensation Committee approves awards for distribution.

Policy for adjustment of awards

Option awards, once granted, are not adjusted.  The Committee has established certain general guidelines in making option grants to NEOs in an attempt to target a fixed number of unvested option shares based upon the individual's position and his or her existing holdings of unvested options based upon the officer's tenure, level of responsibility, and relative position in our company.

Factors for increasing or decreasing compensation

As discussed above, the elements of compensation are reviewed annually with the goal of retaining the best talent and with a view toward competition for personnel with scientific backgrounds in St. Louis and in the mid-West, where the Committee believes the Company competes most actively for personnel.  Compensation data is obtained and used for benchmarking similarly sized companies, geographical relevance and related industry comparability.  These elements along with individual performance are considered in setting each NEO's annual compensation.  Adjustments are also made for changes in assignments when appropriate.  No specific comparables are currently in use.  In prior years, the Company subscribed to multiple salary survey databases, but has discontinued those subscriptions. From time to time in the past, the Committee has worked with an independent compensation consultant.

Post-termination arrangements, change of control, etc.

Employment and Severance Agreements -- The Company does not utilize employment agreements except for employees in certain European countries where employment contracts are required by local or EU laws or where market practices mandate use of a contract.  The NEOs' services are not covered by employment agreements.  These officers are, however, covered by agreements that provide for payments based on termination of employment following a change in control of the Company.  If following a change of control of the Company, the participating executives' employment with the Company is terminated by the Company, the executives shall receive their accrued benefits along with a termination payment equal to one hundred percent (100%) of their respective then current year's base salary, plus one hundred percent (100%) of the amount, if any, of the prior year's bonus.  A change of control with respect to this clause was deemed to occur upon the agreement to sell substantially all of the assets of the Discovery Informatics business to Vector Capital.  Employees that were not offered positions with Vector's new subsidiary were eligible to receive the termination payment described above and shown below in the "Payments Upon Termination or Change-in-Control" section.  Additionally, in the event of a change in control, all outstanding options will immediately vest.

Our severance agreement with James Rubin was superseded in its entirety by a Letter Agreement when he ceased serving as our Chief Financial Officer on October 12, 2006.  The Letter Agreement with Mr. Rubin set forth the terms of Mr. Rubin's continued employment with us and the terms of any termination payment.

Impact of tax treatment on compensation decisions

The Internal Revenue Code and regulations limit the tax deduction we may recognize for compensation paid to executive officers, to $1.0 million per person, per year.  This deduction limit does not apply to compensation that complies with applicable provisions of such regulations, including exceptions for incentive-based compensation and compensation granted pursuant to shareholder-approved plans.  Because the Committee did not expect the compensation to be paid to the executive officers to exceed $1.0 million per person in 2006, the Committee did not take any action prior to or during 2006 which would have been required to comply with the aforementioned regulations so that the deduction limit would not apply.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our Principal Executive Officer and to our Principal Financial Officers plus each of our three next most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year.  Messrs. McAlister, Allen, Koontz, Rubin, Schmidt-Bäse and Yingling are collectively referred to as the "NEOs."

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary(1)	All Other Compensation(2)	Total
John P. McAlister	2006	$380,000	$6,600	$386,600
President & Chief Executive Officer

Mark C. Allen	2006	202,752	29,491	232,243
Sr. VP, Discovery Research

Bryan S. Koontz(3)	2005	200,000	6,600	206,600
Sr. VP, Discovery Informatics

B. James Rubin(4)	2006	240,000	6,600	246,600
Former Sr. VP, Chief Financial Officer

Dieter Schmidt-Bäse (3)	2005	257,688	15,342	273,030
Sr. VP, Worldwide Sales

John D. Yingling(4)	2006	161,587	3,232	164,819
Sr. VP, Chief Financial Officer

_____________________

(1)   No bonuses or payments were awarded to our NEOs for 2006 performance.

(2)   Amounts in this column consist of (i) matching contributions for salary deferred under our 401(k) for Messrs. McAlister, Koontz, Rubin and Yingling; (ii) for Mr. Allen, a matching contribution to a personal pension account; (iii) for Mr. Schmidt-Bäse, payment of a life insurance premium; and (iv) for Messrs Allen and Schmidt-Bäse, car allowances in the amount of $16,220 and $12,031, respectively, which payments are made pursuant to the terms of their standard U.K. and German employment contracts, respectively.

(3)   In connection with the completion of the sale of our Discovery Informatics business in March 2007, we terminated the employment of Mr. Koontz and Mr. Schmidt-Bäse resigned from his position to accept employment with the entity formed to purchase our Discovery Informatics business.

(4)   Mr. Rubin resigned from his position as Chief Financial Officer October 12, 2006 and Mr. Yingling was named as his replacement.  Mr. Rubin remained with the Company as Senior Vice President to perform special projects for the board of directors until his resignation in March 2007.  In connection with the completion of the sale of our Discovery Informatics business, Mr. Yingling resigned from the Company to accept employment with the entity formed to purchase our Discovery Informatics business.

GRANTS OF PLAN-BASED AWARDS

There were no grants of awards to any of our NEOs in 2006.

Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table

For Messrs. Rubin, Allen and Schmidt-Bäse, the amounts disclosed in the tables above are in part a result of the terms of their employment agreements.  We have no other employment agreements with our NEOs.

On October 12, 2006, we entered into a Letter Agreement with Mr. Rubin, outlining the terms and conditions of Mr. Rubin's continued employment with us after he ceased to be our Chief Financial Officer.  Under the Letter Agreement, Mr. Rubin remained as our Senior Vice President and worked full-time until October 31, 2006, and effective November 1, 2006, Mr. Rubin's compensation was converted to an hourly basis in anticipation of being reduced to half-time.  Effective any date after December 31, 2006, upon 30 days' prior written notice, either we or Mr. Rubin could terminate the agreement.  The Letter Agreement also modified Mr. Rubin's severance agreement with us, and modified it such that the termination payment payable following a change in control in certain instances was reduced from an amount equal to 1 year's salary and bonus to $140,000 and such payment would be payable in the event of a change of control occurring within 6 months after termination of his employment.

Mr. Allen is employed under a U.K. contract that provides for his base salary, car allowance and an employer matching contribution to a private pension plan and for his participation in the bonus program.  Pursuant to his contract, Mr. Allen is entitled to a severance payment in an amount equal to 1 year's salary and bonus that becomes payable in the event of his employment is terminated within two years following a change of control.

Mr. Schmidt-Bäse was employed during 2006 under a German contract that provides for his base salary, car allowance and an employer contribution toward the premiums on a life insurance policy in lieu of his participating in a pension plan.  Mr. Schmidt-Bäse's employment agreement includes a termination clause that would pay him for a six-month notice period plus an amount equal to his average monthly salary multiplied by the difference between the number of years he has been employed and 6.

Other than Messrs. Rubin, Allen, and Schmidt-Bäse, our NEOs are employed on an "at will" basis for a base salary, participation in the Company's bonus program and other customary employee benefits.  The NEOs are also covered by Executive Severance agreements described below under "Potential Payments Upon Termination or Change in Control".

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date

John P. McAlister	6,771	18,229	$3.160	11/18/2010
	25,000	--	$15.620	9/7/2011
	40,000	--	$3.844	5/11/2009
	24,000	--	$6.250	7/29/2007
	95,771	18,229

Mark C. Allen	4,875	13,125	$3.160	11/18/2010
	6,667	3,333	$5.710	4/20/2014
	14,375	625	$5.369	2/14/2013
	15,000	--	$15.620	9/7/2011
	27,000	--	$6.875	5/18/2008
	67,917	17,083

Bryan S. Koontz	80,000	--	$3.700	5/19/2010

B. James Rubin	4,875	13,125	$3.160	11/18/2010
	4,167	5,833	$5.710	4/20/2014
	38,333	1,667	$5.369	2/14/2013
	125,000	--	$16.000	10/4/2011
	172,375	20,625

Dieter Schmidt-Bäse	2,708	7,292	$3.160	11/18/2010
	14,667	7,333	$5.710	4/20/2014
	2,000	--	$15.620	9/7/2011
	20,000	--	$15.125	2/15/2011
	11,250	--	$7.844	5/11/2010
	5,000	--	$3.844	5/11/2009
	83	--	$6.250	7/29/2007
	55,708	14,625

John D. Yingling	1,896	5,104	$3.160	11/18/2010
	12,000	6,000	$5.710	4/20/2014
	9,583	417	$5.369	2/14/2013
	20,000	--	$16.950	8/3/2011
	6,000	--	$3.844	5/11/2009
	4,000	--	$6.188	3/16/2008
	2,400	--	$6.250	7/29/2007
	55,879	11,521

        ____________________

(1)     As of December 31, 2006, the vesting date of each service-based option award that is not otherwise fully vested is listed in the table below by expiration date:

Expiration Date	Vesting Schedule and Date

11/18/2010	1,625 per month until 11/18/2009
02/14/2013	1,354 per month until 2/14/2007
04/20/2014	1,250 per month until 4/20/2008

As a result of the sale of our shareholders approving the plan of liquidation and dissolution of Tripos, Inc. on March 15, 2007, each outstanding option to purchase common stock that was unexercisable immediately vested and became exercisable; however, as of the date of this Report the exercise price for each outstanding option was above the closing price of our Common Stock.

OPTION EXERCISES AND STOCK VESTED

                There were no stock option exercises by, or any stock that vested for, any of our NEOs in 2006.

NONQUALIFIED DEFERRED COMPENSATION

	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE(3) ($)

Mark C. Allen	8,110	16,220	8,901	--	151,535
Dieter Schmidt-Bäse	--	3,310	--	--	30,095

___________________

(1)     Amounts reflected in this column represent a portion of each NEO's salary deferred in 2006.  These amounts are also included in the salary column in the Summary Compensation Table above.

(2)     The amounts in this column represent amounts contributed by the Company to match contributions that Mr. Allen made to an individual pension account.  The Company makes premium payments for a life annuity policy on behalf of Mr. Schmidt-Bäse.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The section below describes the arrangement in place as of December 31, 2006 between the Company and its NEOs with respect to change-in-control event or certain other termination events.

We have entered into severance agreements with each of our NEOs under a form of agreement that has been in place since 1996 and consistently used since that date.  Pursuant to the severance agreements, our NEOs are entitled to a termination payment equal to one year's base annual salary plus an amount equal to 100% of the previous year's bonus paid, if any, and any accrued benefits, if at anytime during a change of control period the NEO's employment is terminated by us other than by reason of death, disability or cause or the NEO voluntary terminates his or her employment.

Under our severance agreements, a change of control period commences on the date a change of control occurs and ends on the second anniversary of such change of control.  A change of control is defined as a change in ownership or managerial control of the stock, assets or business of the Company as determined by the Board or in any event from one or more of the following:

(i)                   the Company executes a definitive agreement to merge or consolidate with or into another corporation in which the Company is not the surviving corporation and the Common stock of the Company is converted into or exchanged for stock or securities of any other corporation, cash, or any other thing of value;

(ii)                 the Company executes a definitive agreement to sell or otherwise dispose of substantially all its assets;

(iii)                the Company undergoes a change of control of the nature required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act;

(iv)               a public announcement that more than thirty percent (30%) of the Company's then outstanding voting stock has been acquired by any person or group; or

(v)                 a change is made in the membership of the Board of the Company resulting in a membership of which less than a majority were also members of the Board on the date two years prior to such change, unless the election or the nomination for election by the stockholders of the Company, of each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors on the date two years prior to such change.

On November 19, 2006 the Company entered into a definitive agreement to sell all or substantially all of its assets related to its Discovery Informatics business, and as a result a change of control period, as defined under the severance agreements, was deemed to have occurred for purposes of the severance agreements.  In addition, in connection with the completion of the sale of our Discovery Informatics business several of our NEOs voluntarily declined to receive severance benefits in connection with accepting an offer of employment from the purchaser of our Discovery Informatics business.

Pursuant to a Letter Agreement entered into on October 12, 2006, Mr. Rubin's severance agreement with us has been modified to reduce the termination payment payable following a change in control in certain instances from an amount equal to 1 year's salary and bonus to $140,000.  In addition, any termination payment to Mr. Rubin would be payable in the event of a change of control occurring within 6 months after termination of his employment.

Payment and Benefit Estimates

The table below was prepared to reflect the estimated payments that would have been made pursuant to the agreements described above.  Except as otherwise noted, the estimated payments were calculated as though the applicable triggering event occurred and the NEO's employment was terminated on December 31, 2006, using the share price of $0.68 of our Common Stock as of December 29, 2006, the last business day of 2006.

Executive	Aggregate Severance Pay	Acceleration of Vesting of Stock Options (1)

John P. McAlister
Termination following a Change-in-Control	$ 380,000 (2)	$ 18,285
Mark C. Allen
Termination following a Change-in-Control	200,000 (2)	17,325
Bryan S. Koontz
Termination following a Change-in-Control	200,000 (3)	--
B. James Rubin
Termination following a Change-in-Control	140,000 (3)	17,967
Dieter Schmidt-Bäse
Termination following a Change-in-Control	258,000 (4)	15,379
John D. Yingling
Termination following a Change-in-Control	180,000 (4)	11,878

__________________

(1)   Acceleration of unamortized stock option compensation expense.

(2)   Represents amounts that the Company expects to pay in 2007.

(3)   Represents amounts paid in 2007.

(4)   Represents amounts no longer due by virtue of the NEO accepting employment with Vector Capital Corporation in connection with the sale of our DI Business.

DIRECTOR COMPENSATION

Mr. Ralph Lobdell receives an annual retainer of $25,000 as our Chairman of the Board and is reimbursed for all out-of-pocket expenses related to attendance at meetings of the Board of Directors.  Mr. Lobdell's annual retainer was paid quarterly in the form of 50% cash and 50% stock (whole shares only) valued at the then market rate on the last trading day of each fiscal quarter of 2006.  Non-employee members of the Board, except for Mr. Lobdell, are each paid an annual retainer of $10,000, and are reimbursed for all out-of-pocket costs incurred in connection with their attendance at all Board meetings and applicable committee meetings.  The annual retainer was paid quarterly in the form of 50% cash and 50% stock (whole shares only) valued at the then market rate on the last trading day of each 2006 fiscal quarter.

In addition to the compensation described above, non-employee members of the Board receive $600 for attendance at quarterly and annual meetings.  As chairman of the Audit Committee, Mr. Carrell receives an additional $400 for attendance at Audit Committee meetings.

No other compensation is paid to the non-employee members of the Board with respect to service on the Board although we retain the discretion to make stock awards to them under the terms of the 1996 Director Stock Compensation Plan.  Employee members of the Board receive no additional compensation for their service on the Board.

Effective December 31, 2006, the Board discontinued the use of equity grants for director compensation; all future director compensation will be paid in cash.

The following table presents the 2006 compensation of the board of directors.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Ralph Lobdell	$ 13,702	$ 13,698	$ 6,408(3)	$ 33,808
Alfred Alberts	6,203	6,197	--	12,400
Stewart Carrell	6,602	6,598	--	13,200
Gary Meredith	6,203	6,197	--	12,400
Ferid Murad	5,304	5,296	--	10,600

______________

(1)   See the Summary Compensation Table above for disclosure related to Mr. McAlister who was a NEO of the Company as of December 31, 2006

(2)   Amounts represent the dollar amount recognized for financial statement reporting purposes for each director during 2006, as computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-based Payments," which we refer to as FAS123R, other than disregarding any estimates of forfeitures relating to service-based vesting conditions.  See Note 21 of the consolidated financial statements of the Company for the year ended December 31, 2006 regarding assumptions underlying the valuation of equity awards.

        These stock awards and all prior stock awards are fully vested in that they are not subject to forfeiture.  As of December 31, 2006, the aggregate number of vested and unvested stock option awards outstanding for each of our non-employee directors was as follows:

	Stock Options		Actual
	Vested	Unvested (a)	Shares Held
Ralph Lobdell	93,750	11,250	127,187
Alfred Alberts	76,250	8,750	13,150
Stewart Carrell	51,250	18,750	127,730
Gary Meredith	30,450	6,250	8,481
Ferid Murad	73,750	11,250	72,317

(a) Upon the shareholders approval of the plan of liquidation and dissolution a change of control event occurred and the unvested stock options immediately vested and became exercisable.

(3)   Amounts represent medical insurance premiums and the cost of an internet connection at Mr. Lobdell's home to facilitate Company business.

Compensation Committee Interlocks and Insider Participation

All of the independent directors serve as members of the Compensation Committee.  No current or previous members of the Compensation Committee have been an officer or employee of the Company or any of its subsidiaries.  No executive officer of the Company served as a member of the board of directors or compensation committee or another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.  Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee
Mr. Ralph S. Lobdell, Chairman
Mr. Alfred Alberts	Mr. Gary Meredith
Mr. Stewart Carrell	Dr. Ferid Murad

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below lists the shares available for issuance under all current equity compensation plans, the weighted average exercise price of outstanding options, warrants and rights, along with the number of securities available for future issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
1994 Director Option Plan	381,700	$9.27	None
1994 Employee Stock Option Plan	1,081,113	$8.31	None
1996 Director Stock Compensation Plan	N/A	N/A	79,037
2002 Employee Stock Purchase Plan	N/A	N/A	184,686
2005 Equity Incentive Plan	324,827	$3.42	697,335

Equity compensation plans not approved by shareholders	None	N/A	None
Total	1,787,640	$8.00	961,058

No grants or awards were made without prior approval of the Board of Directors from shareholder approved plans.

On January 5, 2005, Tripos issued warrants for 156,250 shares with an exercise price of $4.48 as part of the terms to finance the acquisition of Optive Research, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of March 31, 2007, the name of each person who owns of record or is known by us to own beneficially more than 5% of the outstanding shares of Common Stock, the number of shares owned by all directors, the executive officers named in the Summary Compensation Table (the "Named Executive Officers") and all directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.  We believe that each of the directors and executive officers has sole voting and investment power over such shares of Common Stock.

Holders of More than 5%:

Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Preferred	Midwood Capital Management, LLC 575 Boylston Street, 4th Floor Boston, MA 02116	1,833,333 (2)	100%
Common	Huntleigh Advisors, Inc. 7800 Forsyth Blvd. 5th Floor St. Louis, MO 63105	528,130 (3)(a) 920,496 (3)(b)	5.1% 8.9%

Directors and Named Executive and Other Officers:

	Amount and Nature of Beneficial Ownership of Common Stock
Name of Beneficial Owner	Direct Ownership	Exercisable Stock Options	Total Beneficial Ownership	Percent of Class (1)
Ralph S. Lobdell	127,187	100,000	227,187	2.2%
Alfred Alberts	13,150	65,000	78,150	*
Stewart Carrell	127,730	65,000	192,730	1.9%
Gary Meredith	8,481	36,700	45,181	*
John P. McAlister	215,337	114,000	329,337	3.2%
Ferid Murad	72,317	80,000	152,317	1.5%
Mark C. Allen	-	85,000	85,000	*
Bryan S. Koontz (4)	125,369	80,000	205,369	2.0%
B. James Rubin (4)	2,000	193,000	195,000	1.9%
Dieter Schmidt-Bäse (5)	-	70,333	70,333	*
John D. Yingling (5)	1,378	67,400	68,778	*
All directors and executive
officers as a group (14 persons)	806,948	1,150,124	1,953,072	18.79%

* Less than one percent of the outstanding Common Stock.

 (1)     Percentage of beneficial ownership is calculated assuming 10,392,835 shares of Common Stock were outstanding on March 31, 2007.  This percentage includes Common Stock owned by (Direct Ownership) or that which such individual or entity has the right to acquire beneficial ownership of within sixty days of March 31, 2007 (Exercisable Stock Options), including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.  Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(2)     Midwood Capital also holds warrants to purchase up to 550,000 shares of Common Stock.

 (3)     This information is based on Schedules 13G filed with the Securities and Exchange Commission (the "SEC").  Each reporting entity attests that it has:

(a) sole voting and dispositive power over its reported shares of Common Stock;

(b) shared voting and dispositive power over its reported shares of Common Stock;

 (4)     Mr. Koontz and Mr. Rubin left full time employment with the Company in March 2007, but remain as consultants for certain projects.

(5)   In connection with the completion of the sale of our Discovery Informatics business in March 2007, Mr. Yingling and Mr. Schmidt-Bäse resigned from the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Person Policy

In accordance with the Charter of the Company's Audit Committee, the Audit Committee shall review all related party transactions and similar matters to the extent required by NASDAQ to be approved by an audit committee or comparable body.

On April 12, 2007, we entered into a binding letter of intent with Dr. Thomas Mander, Mr. Simon J. Cole and Dr. Mark Allen (together, the "Purchasers") regarding the sale of the Company's Discovery Research Products and Services business (the "Business").  Dr. Mander, Mr. Cole and Dr. Allen are presently the Vice President, Business Development & Strategic Alliances, Vice President, Finance, and Managing Director, respectively, of Tripos Discovery Research, Ltd. ("TDR"), a wholly-owned subsidiary of the Company.  Under the terms of the letter of intent, the Company and the Purchasers will negotiate in good faith a definitive acquisition agreement pursuant to which a newly-formed entity controlled by the Purchasers will acquire all of the capital stock of TDR, thereby acquiring the Business as a going concern.  The aggregate consideration to be received by the Company for the sale of the Business will be £548,000.  The Purchasers, through the newly formed entity, will also assume certain liabilities of the Company related to the Business.  There is no assurance that this transaction will be completed.

Director Independence

The Board has determined that Ralph Lobdell, Alfred Alberts, Stewart Carrell, Gary Meredith and Ferid Murad are independent directors under the listing standards of the NASDAQ Stock Market.  Each member of our Audit, Compensation, and Nominating Committee is independent under the NASDAQ independence requirements for each of the respective committees.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

	BDO Seidman, LLP
	2006	2005
Audit Fees	$ 339,826	$ 367,621
Audit-related Fees	--	--
Tax Fees	77,362	44,895
All Other Fees	--	--
Total	$ 417,188	$ 412,516

                Audit Fees. Consist of fees billed for services rendered for the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and statutory audits required internationally.

                Audit-Related Fees.  Would consist of other accounting-related consultation services.

                Tax Fees.  Consist of fees billed for tax compliance, tax advice and tax planning research.

                All Other Fees.  Consist of any allowed fees not presented in the other categories listed above.

The Audit Committee has established a policy that all audit and non-audit services will be pre-approved by the Committee or, in the case of non-audit services, the Chairman of the Committee.  Consistent with this policy, the Audit Committee authorized management to spend (in addition to approved audit fees) up to $25,000 in aggregate annually on accounting and tax consultations but not more than $15,000 on any single project.  All fees were pre-approved by the Chairman of the Audit Committee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

                          TRIPOS, INC.

                By:    John P. McAlister                                                      April 30, 2007

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

10.19 m   Second Amendment to Purchase Agreement, dated as of March 21, 2007, by and among Tripos Realty LLC and South Hanley Road, LLC

21.1         Subsidiaries of Tripos, Inc.

23.1         Consent of BDO Seidman, LLP, Independent Auditors

24            Power of Attorney, See the signature page

31.1         Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1         Chief Executive Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350 (Filed herewith)

*              Management Contracts and Compensatory Plans pursuant to item 14(a)-3 of Form 10-K

a              Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated May 27, 1994 (SEC File No. 0-23666) and incorporated herein by reference.

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