Form 10-Q
period 2007-03-31
TRIPOS INC
filed 2007-06-20
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes               No     X

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of June 11, 2007: 10,392,835 shares.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Net Assets in Liquidation as of March 31, 2007 (Unaudited)	4
Consolidated Statement of Changes in Net Assets in Liquidation for the period from March 16, 2007 through March 31, 2007 (Unaudited)	5
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2006	6
Consolidated Statements of Operations (Going Concern Basis) for the period from January 1, 2007 through March 15, 2007 (Unaudited) and for the three-months ended March 31, 2006 (Unaudited)	7
Consolidated Statements of Cash Flows (Going Concern Basis) for the period from January 1, 2007 through March 15, 2007 (Unaudited) and for the three-months ended March 31, 2006 (Unaudited)	8-9
Notes to Consolidated Financial Statements (Unaudited)	10-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	37

PART II OTHER INFORMATION	38
SIGNATURES	39
2

INTRODUCTORY NOTE

As further described in Note 1 of the accompanying consolidated financial statements, on March 20, 2007, Tripos, Inc. ("Company") consummated the sale of substantially all of the assets of its Discovery Informatics business unit.  This sale was approved by shareholders at a special meeting held on March 15, 2007.

On June 6, 2007, Tripos Discovery Research LTD ("TDR"), the principal operating subsidiary of Tripos, Inc. ("Tripos") entered into a series of  agreements with the South West of England Regional Development Agency ("SWERDA") and the Department of Trade and Industry of England ("DTI") in connection with the sale-lease back of TDR's principal facility in Bude, Cornwall, England (the "Property").  Shortly thereafter, on June 6, 2007, Tripos and Commonwealth Biotechnologies, Inc. ("CBI") entered into an Amended and Restated Share Purchase and Sale Agreement (the "Amended Agreement") pursuant to which CBI acquired all of the capital stock of TDR.  The Amended Agreement superseded a Purchase and Sale Agreement dated as of May 11, 2007 between the parties.  The sale of the discovery research products and services business closed contemporaneously with the execution of the Amended Agreement.  As the result of these agreements, Tripos has completed the disposition of its last operating business and has realized or will realize up to $2.15 million in consideration for the shares or in repayment of outstanding intercompany advances.  Tripos has also been relieved of potential obligations to repay up to GBP2.84 million to SWERDA and DTI.  These transactions are part of the planned liquidation of Tripos approved by stockholders in March, 2007.

In the second quarter, the Company will reflect its relief from full obligation to the DTI by reducing the payment obligation to the actual amount paid of GBP591,000 instead of the recorded amount of GBP1,540,000.  An estimate of the Net Assets in Liquidation for second quarter, after giving effect to the provision for income taxes of $3.2 million as described below, is as follows:

Net assets in liquidation at 3/31/2007	$ 5,063,000
Reduction of DTI grant repayment obligation (in USD)	1,868,000
Estimated net assets in liquidation 6/30/2007	$ 6,941,000

The Company will update asset and liability balances at June 30, 2007 to reflect the sale of TDR on June 6, 2007, for second quarter activity, for adjustments, if any, to the income tax provision, and for changes in estimates to liquidate the Company.  Therefore, the Company is not currently in a position to assure its common shareholders whether the amounts ultimately distributed to common stockholders in liquidation will approximate the estimated net assets in liquidation at June 30, 2007, or any adjustments to estimated net assets that may be included in future filings.

We continue to evaluate the tax effects of the recent sales of our Discovery Informatics and Discovery Research businesses. Final determination of the tax consequences depends upon the analysis of tax laws in the United States, England, France, and Germany and on the availability of tax loss carryforwards in these jurisdictions.  Based on information and advice recently obtained and yet to be finalized, we are unable to make a definitive determination that  tax loss carryforwards for U.S. federal income tax purposes will be sufficient to shelter all gains in the United States.  This is primarily due to an uncertainty about whether ownership changes (for federal income tax purposes) have caused the availability of net operating loss carryforwards and losses realized on the sale of TDR to be limited.  Our federal income tax return for 2006 is not due until September 15, 2007, upon which Tripos must report whether there were any ownership changes in 2006.  Based on current information, we have recorded a tax provision of $3.2 million in our March 31, 2007 financial statements.  Prior to effecting our initial liquidating distribution, currently planned for October 2007, we will need to determine with greater certainty the position to be taken on our 2007 Federal income tax return.  Our current expectation is that we will likely need to hold back from the distribution (potentially for a several year period) an amount approximating the tax reserve described above.  We cannot at this time assure stockholders that we will not be required to use this reserve to pay taxes in the U.S. and other jurisdictions.

This Quarterly Report describes the financial results of the Company for the reported periods.  As a result of the stockholders' approval of the Company's plan of liquidation and dissolution, the Company has adopted the liquidation basis of accounting effective March 16, 2007.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands, except per share data)

 (Unaudited)

Mar. 31, 2007
ASSETS
Cash and cash equivalents	$ 14,775
Restricted Cash	14
Accounts receivable	219
Prepaid expenses	1,652
Property and equipment, less accumulated depreciation	3,765
Assets of discontinued operations	10,099
Total assets	$ 30,524

LIABILITIES
Accounts payable	1,707
Accrued expenses	658
Accrued liquidation costs	4,405
Income taxes payable	3,041
Common stock warrants	118
Redeemable convertible preferred stock, $.01 par value, authorized
1,833 shares, issued 1,833 shares in 2006	5,500
Liabilities of discontinued operations	10,032
Total liabilities	$ 25,461

Net Assets in Liquidation	$ 5,063

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands, except per share data)

(Unaudited)

Period from Mar. 16, 2007 through Mar. 31, 2007

Stockholders' deficit at March 15, 2007	$ (13,292)

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs	(7,365)
Adjustment of assets to estimated realizable values	28,873
Net effect of adopting a liquidation basis of accounting	21,508

Net assets in liquidation at March 16, 2007	8,216

Changes in net assets in liquidation:
Corporate and liquidation operating activity	1,422
Discovery research operating activity	284
Settlement of assets and liabilities in liquidation	(4,859)

Net change in net assets in liquidation	(3,153)

Net assets in liquidation at March 31, 2007	$ 5,063

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

Dec. 31, 2006
Current assets:
Cash and cash equivalents	$ 2,157
Restricted cash	14
Accounts receivable, less allowance for doubtful accounts of $192	8,573
Prepaid expenses	2,423
Current assets of discontinued operations	5,121
Total current assets	18,288
Property and equipment, less accumulated depreciation	5,084
Capitalized development costs, net of accumulated amortization of $3,366	2,237
Goodwill	4,308
Intangible assets, less accumulated amortization of $1,065	3,068
Deferred income taxes	171
Other, net of accumulated amortization of $164	464
Long-term assets of discontinued operations	54
Total assets	$ 33,674

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt	$ 9,845
Capital lease obligations	181
Accounts payable	1,383
Accrued expenses	6,281
Deferred income taxes	22
Deferred revenue	14,740
Current liabilities of discontinued operations	4,169
Total current liabilities	36,621

Common stock warrants	107
Long-term liabilities of discontinued operations	2,060
Total liabilities	38,788

Redeemable convertible preferred stock, $0.01 par value, authorized and issued 1,833 shares	3,932

Shareholders' equity
Common stock, $.01 par value; authorized 20,000 shares; issued and outstanding 10,393 shares	104
Additional paid-in capital	42,560
Retained deficit	(50,051)
Other comprehensive deficit	(1,659)
Total shareholders' equity	(9,046)
Total liabilities and shareholders' equity	$ 33,674

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Three-Months Ended Mar. 31, 2006
Net sales:
Discovery informatics licenses and support	$ 4,531	$ 5,883
Discovery informatics services	1,090	744
Hardware	14	17
Total net sales	5,635	6,644

Cost of sales	2,349	1,958
Gross profit	3,286	4,686

Operating expenses:
Sales and marketing	1,831	2,805
Research and development	1,151	1,921
General and administrative	1,600	1,417
Restructuring charge	155	120
Total operating expenses	4,737	6,263

Loss from operations	(1,451)	(1,577)

Interest expense	(480)	(333)
Other income (expense), net	(608)	279
Loss before income tax expense (benefit)	(2,539)	(1,631)
Income tax expense (benefit)	48	(218)
Net loss from continuing operations	(2,587)	(1,413)
Preferred dividends	977	--
Net loss from continuing operations allocable to common shareholders	(3,564)	(1,413)
Loss from discontinued operations, net of income tax benefit of $0 and $0, respectively, allocable to common shareholders	(1,840)	(2,273)
Net loss allocable to common shareholders	$ (5,404)	$ (3,686)

Basic & diluted loss from continuing operations, per share	$ (0.34)	$ (0.14)
Basic & diluted loss from discontinued operations, per share	$ (0.18)	$ (0.22)
Basic & diluted loss allocable to common shareholders, per share	$ (0.52)	$ (0.36)
Basic and diluted weighted average number of shares	10,393	10,190

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Three-Months Ended Mar. 31, 2006
Operating activities:
Net loss from continuing operations	$ (2,587)	$ (1,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	(1,840)	$ (2,273)
Depreciation of property and equipment	200	253
Amortization of capitalized development costs & intangibles	314	303
Amortization of debt discount	44	63
Amortization of deferred issuance costs	62	--
Deferred income taxes	--	--
Write-down (carrying value adjustment) of long-term investment	--	(16)
Loss on retirement of assets	48	--
Stock-based compensation expense	--	94

Change in operating assets and liabilities:
Accounts receivable	5,487	4,629
Prepaid expenses and other current assets	(2,177)	(786)
Accounts payable and accrued expenses	487	(599)
Deferred revenue	(1,253)	(1,611)
Net cash provided by discontinued operations operating activities	312	1,272
Net cash used in operating activities	(903)	(84)

Investing activities:
Purchases of property and equipment	--	(19)
Capitalized development costs	(128)	(235)
Change in intangibles and patents	(47)	--
Net cash provided by (used in) discontinued operations investing activities	(43)	2,848
Net cash provided by (used in) investing activities	(218)	2,594
8

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Three-Months Ended Mar. 31, 2006

Financing activities:
Borrowings under revolving line of credit	1,450	1,400
Payments on long-term debt and capital lease obligations	(161)	(3,527)
Net cash used in discontinued operations financing activities	(911)	(1,160)
Net cash provided by (used in) financing activities	378	(3,287)
Effect of foreign exchange rate changes on cash and cash equivalents	1,071	(236)
Net increase (decrease) in cash and cash equivalents	328	(1,013)

Cash and cash equivalents at beginning of period - continuing operations	2,157	4,393
Cash and cash equivalents at beginning of period - discontinued operations	605	1,848
Cash and cash equivalents at beginning of period	2,762	6,241

Cash and cash equivalents at end of period - continuing operations	3,061	2,942
Cash and cash equivalents at end of period - discontinued operations	29	2,286
Cash and cash equivalents at end of period	$ 3,090	$ 5,228

See accompanying notes.

Supplemental Disclosure of Cash Flow Information (In Thousands)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Three-Months Ended Mar. 31, 2006
Noncash investing activities
Purchase of new equipment through capital lease financing	498	3,108

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)     Description of Business and Summary of Significant Accounting Policies

Organization

Tripos, Inc. ("Company") was formed in 1979 to commercialize software for molecular visualization, analysis and design.  In building its discovery informatics solutions, the Company focused on developing an integrated suite of offerings at the leading edge of scientific research.  In addition to its discovery informatics product and service offerings, the Company engaged in chemistry research enhanced by informatics capabilities to produce high-value products and services that directly impacted its customers' discovery research.  In certain cases with customers, these capabilities created opportunities for the Company to participate in research collaborations, which provided the potential for milestones and/or royalty interests in early-stage new drug candidates.

The Company's business model is based primarily on deriving revenues from its Discovery Informatics (DI) and Discovery Research (DR) business units as follows:

•         Discovery Informatics Products and Services.  The SYBYL® and UNITY® software suites were the foundation of our discovery informatics product (software) offerings.  These suites provided integrated tools for computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields of research.  The Company offered over fifty (50) software products for these research areas.  Key components of these products were packaged as web services as part of Tripos' Service-Oriented Informatics strategy, designed to make the Company's valuable discovery tools adaptable to each scientist's workflow in the new rapidly evolving informatics environment.  In 2005, the Company launched the Windows®-based BenchwareTM suite, used by laboratory researchers to support synthesis and testing decisions; digitally store, search and retrieve research information; and share experimental results with project team members, including computational scientists.  These products and technologies were provided to customers through a license arrangement, while certain of the enterprise-wide technologies also involved systems integration and other services to facilitate a smooth implementation.  Customized software development projects also were an avenue to assist customers to resolve specific research issues that require new scientific methods, techniques and analytical tools.

•         Discovery Research Products and Services. Tripos Discovery Research Centre, based in the United Kingdom, offered compound design and synthesis, molecular analysis, a complete suite of lead discovery and lead optimization capabilities and newly introduced target-specific chemical libraries on which Tripos applied for patent protection (LeadDiscovery libraries).  The Company offered off-the-shelf libraries of compounds sold for pharmaceutical screening purposes.  The Company also participated with its customers in strategic chemistry research projects, primarily on a fee for service basis.  In a few cases, the transfer of intellectual property rights for these therapeutic collaborations included royalty or milestone payments associated with advancement of the compounds through various stages of drug development.  In addition, Tripos' newly introduced target-specific libraries were intended to be a platform for our further collaborative development with clients.

Item 1.  Financial Statements (continued)

Organization

The Company had a geographically diverse customer base.  Historically, approximately 50% of its revenues were derived from customers outside of North America.  The Company's worldwide sales force operated from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim.  The Company's headquarters is in St. Louis, Missouri and its chemistry laboratory is in Bude, England.

On March 20, 2007, the Company consummated the sale of substantially all of the assets of the Company's DI business unit to Tripos (Cayman) LP, a Cayman Islands limited partnership, pursuant to an Asset Purchase Agreement dated November 19, 2006.  Tripos (Cayman) is controlled by Vector Capital, LLP ("Vector"), a San Francisco-based private equity boutique.  The cash consideration received by the Company at closing for the purchase of DI was $26,175 in immediately available funds, comprising $25,600 of base consideration and an additional $575 as a result of a positive purchase price adjustment based on the working capital of the business on the date of closing and determined after negotiations with Vector concerning certain items disputed by Vector.  The parties have resolved any further disputes and have agreed that the final purchase price will not be subject to any post-closing adjustment process.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, on March 20, 2007 the Company, Vector and Tripos (DE), Inc., ("DE") a newly formed subsidiary of Tripos (Cayman), (together, the "Buyers") entered into a Transition Services Agreement.  Each of the Buyers is controlled by the Purchaser.  Pursuant to the Transition Services Agreement, the Buyers have agreed to render certain administrative services to the Company related to facilitate the liquidation of Tripos, Inc. and the Company shall render certain administrative services to the Buyers for the operation of the purchased DI.  The agreement will terminate with respect to each service 180 days after March 20, 2007 (unless earlier terminated by the recipient of such service).

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, on March 20, 2007 the Company and DE entered into an office lease for a portion of the office building located at 1699 South Hanley Road, St. Louis, Missouri, totaling 29 square feet.  The lease shall terminate on the first anniversary of its commencement unless sooner terminated by either party upon 90 days written notice.  The annual rent under the office lease is $645, payable in equal monthly installments of $54.  The Company may sell, transfer or otherwise assign its ownership of the building, provided that the new owner assumes the Company's obligations under the office lease.

On June 6, 2007, Tripos Discovery Research LTD ("TDR"), the principal operating subsidiary of Tripos, Inc. ("Tripos") entered into a series of agreements with the South West of England Regional Development Agency ("SWERDA") and the Department of Trade and Industry of England ("DTI") in connection with the sale-lease back of TDR's principal facility in Bude, Cornwall, England (the "Property").  Shortly thereafter, on June 6, 2007, Tripos and Commonwealth Biotechnologies, Inc. ("CBI") entered into an Amended and Restated Share Purchase and Sale Agreement (the "Amended Agreement") pursuant to which CBI acquired all of the capital stock of TDR.  The Amended Agreement superseded a Purchase and Sale Agreement dated as of May 11, 2007 between the parties.  The sale of the discovery research products and services business closed contemporaneously with the execution of the Amended Agreement.  As the result of these agreements, Tripos has completed the disposition of its last operating business and has realized $350 in consideration for the shares and has received or will ultimately receive $1,800 and GBP236 in repayment of inter-company advances.  Tripos has also been relieved of potential obligations to repay up to GBP2,840 to SWERDA and DTI.  A previously recorded accrued liability of GBP1,540 payable to the DTI will be reduced in the second quarter of 2007 to reflect the actual amount to be paid of GBP591 (a reduction of GBP949).

Item 1.  Financial Statements (continued)

The sale of DR is part of a process, set forth in the plan of dissolution adopted by the Company's board of directors and recently approved by a vote of the Company's shareholders, that is intended to result in the winding up of the Company and the distribution of the sale proceeds to shareholders after the satisfaction of all debts, other liabilities and corporate obligations.

Tripos expects to be delisted from the Nasdaq Global Market, either because it is no longer an operating business or because of its inability to remedy certain listing standards, not later than June 28, 2007.  Tripos will seek to have its shares traded on the OTC Bulletin Board(R), but cannot assure stockholders that it will accomplish this listing.  If Tripos cannot identify another trading market for its stock, it would close its stock transfer books and cannot assure that there will be any further trading of Tripos' common stock.

Basis of Accounting

Effective with the shareholder approval on March 15, 2007 of the plan of liquidation, the Company changed its basis of accounting from the going-concern basis to a liquidation basis for all periods subsequent to March 15, 2007.  Under the liquidation basis of accounting, assets are recorded at their estimated realizable amounts and liabilities that will be paid in full are recorded at the present value of amounts to be paid.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  The Company will use estimates for professional fees, legal matters, compensation and benefits for the remaining employees, and other miscellaneous general and administrative costs in computing the accrual of liquidation costs.  Management expects there to be changes made to these estimates and will recognize such changes in future periods as a change in net assets in liquidation.  Current estimates are based in large part on the time required to settle all matters of the Company.  If there are delays, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included.  For a further description of accounting policies, please refer to the "Description of Business and Summary of Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2006. The financial statements for periods subsequent to the adoption of the liquidation basis of accounting are not comparable to the financial statements for the periods prior to the adoption of the liquidation basis of accounting.  Prior to March 16, 2007, the financial statements were prepared on a going concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and did not purport to show, reflect or provide for the consequences of the dissolution of the Company.

Item 1.  Financial Statements (continued)

Critical Accounting Policies

Revenue Recognition

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

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

Discovery Informatics Services

Discovery Informatics Services (DIS) represents contracts for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects).  Technological feasibility exists on these software arrangements and they typically include installation at the customer's site.  The Company accounts for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation requires significant production, modification or customization of software.

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

Discovery Research Services

Discovery Research services (DRS) include sales of chemical compounds from (1) inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

The Company recognizes revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer.  This practice is consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 101 issued by the U.S. Securities and Exchange Commission ("SEC").  For chemical compound transactions, persuasive evidence of an agreement exists upon the receipt of a contract outlining the purchase and usage terms of the compounds.  A purchase order may also be received as confirmation.  As stated above, revenue is not recognized until the compounds have been shipped to the customer.  The selling price for compounds is fixed according to the terms of the contract or customer's purchase order.  Payment terms for chemical compound transactions are Net 30 days.  The Company has experienced very few bad debts arising from these transactions; as a result, collectibility is reasonably assured.

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

 DRS involve lead-compound optimization projects, custom synthesis, and compound design.  These contracts generally call for non-refundable contractual fees tied to time and materials.  Accordingly, revenues under contracts of this type are recorded on a time and material basis.  When contracts to

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

perform discovery research activities require a specific deliverable, the direct and incremental contract costs are deferred.  Revenue and the contract costs are then recorded upon delivery and acceptance.

An access fee for the LeadDiscovery programs is recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  Should the customer decide to retain exclusive rights to promising compounds in the selection, an additional fee is required.  Customers may engage Tripos for discovery research services to further refine the lead compound for additional fees.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  In accordance with FAS 109, income tax expense includes 1) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the period plus any change in valuation allowances, and 2) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority.  The primary difference between financial statement income and taxable income results from the use of different methods of computing depreciation, capitalized development cost, certain revenue recognition activities, other timing differences and the valuation of net operating loss carryforwards.  Deferred taxes do not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts have been deemed to be permanently invested.  Estimating the deferred tax position on these amounts is not practical.

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

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

 (2)     Comprehensive Income Loss

The components of accumulated other comprehensive loss, net of related tax, at December 31, 2006 were as follows:

Dec. 31, 2006
Foreign currency translation adjustments	$ (1,659)
Accumulated other comprehensive loss	$ (1,659)

(3)     Contingent Liabilities

Grant Programs

In 2002, the Company and its U.K. subsidiary, DR, were awarded two grants related to the expansion of the chemistry laboratories in Bude, Cornwall.  The U.K.'s Department of Trade and Industry ("DTI") awarded GBP2,400 based on the creation of jobs in the region and capital investment.  Additionally, the South West of England Regional Development Agency ("SWERDA") awarded GBP1,300 tied to costs to construct the laboratory.  At December 31, 2002, DR had met all criteria for the first installment of the DTI grant and was approved to receive a payment of GBP550 that was recorded in 2002.  Approximately GBP99 of the payment was attributed to the reduction of expenses while the remainder was treated as a reduction in the cost of capital expenditures.  During 2003, DR achieved multiple thresholds under the South West of England Regional Development Agency grant and made claims of GBP1,300 which were recorded as reductions in the amounts of capital expenditures.  In 2004, the second installment of the DTI grant was approved and a payment was received for GBP990.  Approximately GBP205 of the payment was attributed to reduction in expenses while the remaining GBP785 was recorded as a reduction of our capital expenditures.  Beginning late in the fourth quarter of 2005 and multiple times during 2006 TDR conducted a series of job eliminations.  These job eliminations meant that DR no longer met the criteria to retain the full value of the DTI grant funding.  As of December 31, 2006, the Company was obligated to repay the full GBP1,540 grant to the DTI based on the terms of the original grant agreement.   As the result of the closing of the transactions with SWERDA and DTI, including the sale-lease back of the Bude, England facility, the closing of the share purchase and sale agreement with CBI on June 6, 2007, and payments to DTI of GBP520 from the proceeds of the sale-lease back and GBP71 funded by Tripos, Tripos has been relieved of potential repayment obligations to these English authorities totaling GBP2,840.

Item 1.  Financial Statements (continued)

(4)     Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share for the period from January 1, 2007 through March 15, 2007 and for the three-month period ended March 31, 2006.

	Period from Jan. 1, 2007 through Mar. 15, 2007	Three-Months Ended Mar. 31, 2006
Numerator:
Numerator for basic and diluted earnings per share- -net loss allocable to common shareholders	$ (5,404)	$ (3,686)
-dividends accruing to preferred shareholders (Note C)	--	--
Numerator for diluted earnings per share	$ (5,404)	$ (3,686)
Denominator:
Denominator for basic earnings per share--weighted average shares	10,393	10,190
Effect of dilutive securities:
Warrants (Note A)	--	--
Employee stock options (Note B)	--	--
Assumed conversion of Series C preferred shares (Note C)	--	--
Denominator for diluted earnings per share-- -adjusted weighted average shares and assumed conversions	10,393	10,190
Basic earnings per share	$ (0.52)	$ (0.36)
Diluted earnings per share	$ (0.52)	$ (0.36)

Note A: For the period from January 1, 2007 through March 15, 2007 and for the three-months ended March 31, 2006, the dilutive effect of the 156 outstanding warrants to purchase shares of common stock issued to Horizon in January 2005 has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  The 550 warrants and 16 warrants issued in May 2006 to Midwood Capital and Seven Hills, respectively, have also been excluded for 2007 as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

Note B:  For the period from January 1, 2007 through March 15, 2007 and for the three-months ended March 31, 2006, weighted average shares outstanding did not include shares related to the effect of employee stock options as none were exercisable as the exercise price was below the market price of the Company's common stock during the periods.

Note C:  For the period from January 1, 2007 through March 15, 2007 and for the three-months ended March 31, 2006, weighted average shares outstanding were not adjusted for the conversion of the Series C Preferred Stock that were issued in May 2006 as their inclusion would have been anti-dilutive.  Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

For additional disclosures regarding earnings per share, see the notes to the Company's 2006 consolidated financial statements in its Form 10-K.

Item 1.  Financial Statements (continued)

(5)     Debt Facilities

As of December 31, 2006, the Company had a credit agreement with LaSalle Bank N.A. for a $3,480 mortgage note for property with a book carrying value of $3,821.  The mortgage was due to mature on March 21, 2007.  The Company also had a $6,000 revolving line of credit agreement with LaSalle Bank with an outstanding balance of $3,500 maturing on March 21, 2007.  Both credit agreements were collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.

The mortgage note under the credit agreement called for even quarterly principal payments based on a twenty-year amortization schedule.  Borrowings under the mortgage were subject to a variable interest rate at LIBOR plus 2.25%.  Under the amended agreement the interest rate was LIBOR plus 3.00%.  Interest rates paid on the mortgage averaged 8.4% and 6.8% during 2007 and 2006, respectively.  The $6,000 revolving line of credit under the credit agreement required quarterly interest-only payments with any remaining borrowings due at the end of the agreement period.  The line of credit carried a commitment fee of 3/8% of the unused portion of the line.  Borrowings under the revolving line of credit bore interest at variable rates tied to LIBOR or the bank's prime rate.  We averaged $4,524 and $4,206 of outstanding borrowings during 2007 and 2006, respectively.  The weighted average interest rate on line of credit borrowings was 8.5% and 7.7% in 2007 and 2006, respectively.  The Company paid the outstanding balance of the mortgage loan and the line of credit on March 20, 2007 with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital.

In connection with the Optive acquisition, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  The original repayment terms of the promissory note required monthly interest only payments of $33 for the first 18 months, followed by 30 monthly payments of $135 beginning on August 1, 2006.  This payment schedule was subsequently amended with principal payments suspended until March 1, 2007.  The subordinated promissory note contained prepayment penalties.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discounts of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.  The debt discounts were being amortized to interest expense over the life of the loan.  The Company paid the outstanding balance on the subordinated debt plus the early termination fee of $154 to Horizon on March 20, 2007 from the proceeds of the asset sale to Vector Capital.

Short-term debt obligations were:

Dec. 31, 2006
Borrowings outstanding under Credit Agreement	$ 3,500
Mortgage note	3,480
Subordinated debt	3,088
Debt discount	(223)
Short-term debt	$ 9,845
18

Item 1.  Financial Statements (continued)

(6)     Goodwill and Other Intangible Assets

At December, 31, 2006, the Company had the following intangible asset balances:

	Dec. 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization
Acquired software	$3,590	$764
Noncompete agreements	350	185
Patents and trademarks	192	115
Total	$4,132	$1,064

Amortization expense was approximately $104 and $122 for the period from January 1, 2007 through March 15, 2007 and for the three-month period ended March 31, 2006, respectively.

In accordance with the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", the Company management performed formal impairment tests of goodwill in 2006 by using a discounted cash flow approach to estimate fair value.  Based on their evaluations, they determined there was no impairment of the goodwill related to continuing operations at December 31, 2006

(7)    Restructuring Charge

On January 24, 2006 the Company completed a reduction in force for its DR business unit based in Bude, England.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  The Company reduced the number of employees by 76 positions to streamline and refine the DR business unit and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of its US based employees resulted in a staff reduction of 9 employees.  As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2006 of approximately $807 and $120 related to our DR and DI business units, respectively, for one-time termination benefits and outplacement costs.

In the first quarter of 2007 the Company eliminated five positions in anticipation of the liquidation of the Company.   As a result of this action, the Company recorded a pre-tax restructuring charge in 2007 of approximately $155 related to its DI business unit for one-time termination benefits and outplacement costs.  These costs are recorded in the consolidated statements of operations in the restructuring charge line item.  Other anticipated costs subsequent to March 15, 2007 are reflected in the accrual of liquidation costs as an effect of adopting the liquidation basis of accounting.

Item 1.  Financial Statements (continued)

(8)     Series C Preferred Stock

On May 4, 2006, the Company completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs incurred by the Company, were approximately $4,851.  Proceeds were utilized to reduce the borrowings under the revolving line of credit and to fund working capital requirements.  The warrants to purchase common stock were exercisable upon issuance.  The shares of Preferred Stock represent approximately 15 percent of Tripos' outstanding common stock on an as-converted basis (1 preferred share is convertible into 1 share of common stock).  Each outstanding share of Preferred Stock is entitled to voting rights equal to the number of full shares of Common Stock into which such shares are convertible on the date of issuance.  The Preferred Stock also has preferential distribution rights in the event of liquidation, dissolution or winding-up of the Company or a deemed liquidation.  The Preferred Stock bears a dividend at an annual rate of 10.5% and is redeemable in two years at the option of the holders.  Due to the sale of the assets of the DI business after January 26, 2007 under the terms of the preferred offering the dividends will be accelerated such that the holders of the Preferred Stock will receive dividends in the aggregate amount of $1,155 inclusive of any dividends received to date.  This financing strengthened the Company's balance sheet, enhancing its ability to explore strategic alternatives and support current and potential business initiatives.

Upon issuance, the fair value of the warrants was determined based on the Black-Scholes option-pricing model and recorded on the balance sheet as a liability in the amount of $1,040.  The warrants were determined to be a liability, as under Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock", they could not be recorded in equity due to registration rights obligations and cash penalty requirements that were not capped in the event of unsuccessful registration.  The maximum penalty for failure to register or maintain effectiveness of a registration was determined to exceed the spread between the fair value of registered and unregistered share and, as such, cash settlement was assumed for this determination.  The weighted-average assumptions utilized in determining the Black-Scholes values upon issuance were as follows: stock price-$2.96; strike price-$3.50; dividend yield-0%; risk-free rate-5.0%, volatility factor-0.79 and expected life-5 years.  The Company reassesses the fair value of the warrants on a quarterly basis until exercise or expiration and records any resulting gain or loss through "other income" in the statement of operations.  The Company evaluated the conversion feature of the preferred stock under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and determined that it was clearly and closely related to the host contract (preferred stock) and was more akin to equity.  The conversion feature therefore was not separated from the host contract.  The equity features of the preferred stock are similar to common stock: for example voting rights, participation in distributions to common shareholders, the holder retaining a residual interest in the Company, and the preferred shares not being mandatorily redeemable.  The Company therefore determined that the conversion feature should be evaluated under EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."  After taking into account the allocation of the proceeds to the warrants, the Company determined that the Preferred Stock contained a beneficial conversion feature valued at $1,015 based upon the intrinsic value of the shares at the closing stock price versus the value assigned to the preferred stock.  Together, the value assigned to the warrants and the beneficial conversion feature created a preferred stock discount in the amount of $2,055, which is being accreted through preferred dividend expense over a two-year period using the effective interest rate methodology.

Item 1.  Financial Statements (continued)

(8)     Series C Preferred Stock (continued)

In addition the transaction costs of $629 were recorded as deferred issuance cost on the balance sheet and are being amortized to interest expense over a two-year period also using the effective interest rate methodology.  Included in the transaction costs are 16 warrants valued at $29 to purchase common stock issued to the placement agent.  These warrants were issued with the same terms as the warrants issued to the holders of Preferred Stock.  Accretion of the preferred stock discount and amortization of the deferred issuance cost from issuance through March 15, 2007 totaled $741 and $227, respectively.  The Company adjusted the warrant valuation quarterly starting in the second quarter of 2006, which resulted in an adjustment of the liability and recording a gain or loss through "other income" in the statement of operations.  For the quarter ended March 31, 2007, the value of the warrants is $118 as a result of cumulative net reductions since issuance of $921.  The Black-Scholes assumptions utilized at March 31, 2007 were the same as the assumptions utilized upon issuance with the following exceptions: the stock price reduced to $0.74 the risk free rate adjusted to 4.54%, the volatility to 0.8, and the expected life reduced to 4.08 years.

As a result of the consummation of the transactions contemplated by the Asset Purchase Agreement, on March 20, 2007 the Company became obligated to redeem the outstanding shares of its Series C convertible preferred stock for a redemption price of approximately $5,500 plus accrued dividends.  Through March 31, 2007, the Company had paid $526 of dividends leaving a total of $629 to be paid prior to liquidation.  The Company will pay these amounts in accordance with the plan of dissolution adopted by the Company's board of directors and subsequently approved by vote of the Company's shareholders, prior to the payment or provision of payment on the common stock.

(9)     Segments

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance.  The Company operated two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designs, or in-licenses, and sells licenses to software suites that provide computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields or research.  The Company's Discovery Research segment provides drug discovery services to pharmaceutical and biotechnology companies.  This segment was designated as held for sale on December 31, 2006 and is now presented as discontinued operations.  As a result, we no longer have multiple operating segments requiring separate presentation.

Item 1.  Financial Statements (continued)

(10)     Stock-based Compensation Plans

Employee Stock Purchase Plan

In 2002, the Company adopted the 2002 Employee Stock Purchase Plan that allows eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Pursuant to the plan, employee purchases are limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan is in effect for ten years unless terminated or amended sooner by the Board of Directors.  At December 31, 2006, 515 shares have been purchased under this plan leaving 185 shares available for issuance.  The Board of Directors suspended plan activity effective January 1, 2007 in anticipation of the sale of the Company's operating units and liquidation of the company.

1994 Stock Option Plan

In 1994, the Company adopted the 1994 Stock Option Plan that is administered by the Compensation Committee and provided for incentive stock options, non-statutory stock options and stock purchase rights to be granted to company employees and consultants.  Pursuant to the plan, incentive stock options could be exercised at a price which is not less than the fair value of the stock on the grant date, and non-statutory stock options and stock purchase rights could be exercised at a price which is determined by the Compensation Committee.  Options vested at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years.  All options granted have 10-year terms.  The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, was in effect for ten years from the date of inception and expired during 2004.  The outstanding 1,010 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

1996 Director Stock Plan

In 1994, the Company adopted the 1994 Director Option Plan that provided for non-statutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant.  Options vested in 25% increments on the anniversary of date of grant.  The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, was in effect for ten years from the date of inception and expired during 2004.  This plan was amended in 2001 to allow for discretionary grants of options.  The outstanding 347 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration or forfeiture.

The shareholders approved the 1996 Director Stock Plan in order to change the compensation arrangements for the board of directors from only cash to 50% cash and 50% common stock.  The board received their compensation quarterly with the number of shares issued dependent on the closing price on the last business day of the calendar quarter.  The full amount of the quarterly compensation is expensed in each interim period.  These unrestricted shares issued to the board were included in the weighted average number of outstanding shares for computing earnings per share.  Effective March 31, 2007, the Board suspended activity in the 1996 Director Stock Plan and received only cash for their first quarter compensation.

Item 1.  Financial Statements (continued)

(10)     Stock-based Compensation (continued)

Equity Incentive Plans

In 2005, the Company adopted the 2005 Equity Incentive Plan ("2005 Plan") that provides for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares were available for issuance under the 2005 Plan plus any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expired unexercised, up to a maximum of 300,000 shares.  As of March 31, 2007, only stock options had been granted.  Stock options were granted under the 2005 Plan at an exercise price not less than 100% of the fair market value on the date of grant.  Options became exercisable and expired at the times and terms established by the administrator, but generally vested over four years and expired five to ten years after the grant date.  The Company satisfies the exercise of stock options by issuing new shares.  No options were granted or exercised during the period from January 1, 2007 through March 15, 2007.  The outstanding 279 options granted prior to the expiration of the plan will remain outstanding until their exercise, expiration of forfeiture.  Option expense for the period from January 1, 2007 to March 15, 2007 was $74.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model based on assumptions for volatility, interest rates, dividend rates, expected time outstanding until exercised (expected term) and expected forfeitures made at the time of the grant.  The requisite service life equaled the vesting term, primarily four years.  Expected volatilities were based on daily observations of the historical volatility of our common stock over comparable length periods and other factors.  No adjustment was made in contemplation of the affect of future events.  We estimated option exercises and employee terminations based on historical data for groups of employees that have similar exercise and termination behavior (the groups identified are: a. employees, b. officers, and c. directors).  The expected term of options granted was derived by considering actual historical exercise data and represents the period of time that options granted were expected to be outstanding.  The risk-free interest rate was based on the U.S Treasury yield curve in effect at the time of the grant.

Due to the approval of the sale of the DI business and approval of the plan of liquidation by the shareholders on March 15, 2007, the vesting for all outstanding stock options was accelerated such that all options became fully vested.

A summary of option activity under the plans for the period from January 1, 2007 through March 15, 2007 is as follows:

Directors	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	382	$8.81
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(35)	$8.38
Outstanding, March 15, 2007	347	$9.30	4.6 years	$0
Options Exercisable	347	$9.30	4.6 years	$0

Item 1.  Financial Statements (continued)

(10)     Stock-based Compensation (continued)

Officers	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	803	$7.95
Granted	--	--
Exercised	--	--
Forfeited	(17)	$3.98
Expired	--	--
Outstanding, March 15, 2007	786	$8.41	3.6 years	$0
Options Exercisable	786	$8.41	3.6 years	$0

Employees	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	603	$5.86
Granted	--	--
Exercised	--	--
Forfeited	(74)	$5.99
Expired	(24)	$5.26
Outstanding, March 15, 2007	504	$5.87	3.38 years	$0
Options Exercisable	504	$5.87	3.38 years	$0

A summary of the status of the Company's nonvested options as of March 15, 2007 and changes during the period from January 1, 2007 through March 15, 2007 is as follows:

Nonvested Shares	Shares
Nonvested at January 1, 2007	273
Granted	--
Vested	(123)
Forfeited/Expired	(150)
Nonvested at March 15, 2007	--
24

Item 1.  Financial Statements (continued)

(11)     Subsequent Event

On April 12, 2007, the Company completed the sale of its corporate headquarters located in St. Louis, Missouri.  The sale price for the building was $4,700 less adjustments totaling $727 resulting in a net purchase price of $3,973.  Sales commissions, fees and other closing costs reduced the net proceeds to approximately $3,693.  At closing, the Company entered into a 7-month lease for a portion of the building and made a lump sum deposit of the full rental amount of $418.

On June 6, 2007, Tripos Discovery Research LTD ("TDR"), the principal operating subsidiary of Tripos, Inc. ("Tripos") entered into a series of agreements with the South West of England Regional Development Agency ("SWERDA") and the Department of Trade and Industry of England ("DTI") in connection with the sale-lease back of TDR's principal facility in Bude, Cornwall, England (the "Property").  Shortly thereafter, on June 6, 2007, Tripos and Commonwealth Biotechnologies, Inc. ("CBI") entered into an Amended and Restated Share Purchase and Sale Agreement (the "Amended Agreement") pursuant to which CBI acquired all of the capital stock of TDR.  The Amended Agreement superseded a Purchase and Sale Agreement dated as of May 11, 2007 between the parties.  The sale of the discovery research products and services business closed contemporaneously with the execution of the Amended Agreement.  As the result of these agreements, Tripos has completed the disposition of its last operating business and has realized $350 in consideration for the shares and has received or will ultimately receive $1,800 and GBP236 in repayment of inter-company advances.  Tripos has also been relieved of potential obligations to repay up to GBP2,840 to SWERDA and DTI.  A previously recorded accrued liability of GBP1,540 payable to the DTI will be reduced in the second quarter of 2007 to reflect the actual amount to be paid of GBP591 (a reduction of GBP949).

(12)     New Accounting Pronouncements

The shareholders of the Company approved a plan of dissolution and liquidation at a special meeting on March 15, 2007.  As a result of the pending liquidation of the Company and adoption of the liquidation basis of accounting for periods subsequent to March 15, 2007, only accounting pronouncement that will impact the Company prospectively is presented as follows:

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 beginning January 1, 2007 and the adoption did not have a material effect on our financial statements for the period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The remainder of this report may contain certain statements that are forward-looking and involve risks and uncertainties.  Words such as "expects", "anticipates", "projects", "estimates", "intends", "plans", "believes", variations of such words and similar expressions are intended to identify such forward looking statements.  These statements are based on current expectations and projections made by management and are not guarantees of future performance.  Therefore, actual events, outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Among the factors that could cause actual results to differ materially from the forward-looking statements are set forth under the caption "Risk Factors" in Part 1A of Tripos' Form 10-K for 2006.  Tripos undertakes no obligation to update any forward-looking statements in this Form 10-Q.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

SUMMARY OF RECENT ACTIVITIES

The Company is in the process of selling its operating businesses.  The following is a summary of our recent activities.

*    On March 15, 2007, the Company's stockholders approved the sale of the assets of the discovery informatics business to Tripos (Cayman), L.P., a newly-formed subsidiary of Vector Capital Corporation, and the dissolution and liquidation of the Company.

*    On March 20, 2007, the Company completed the sale of its discovery informatics business for cash amounting to of $26.2 million and used $11.8 million of the proceeds to repay indebtedness to LaSalle Bank and Horizon Technology Finance.  The Company is prohibited from making distributions to common stockholders until September 20, 2007.  During that time, it must resolve all creditor claims.

*    On April 12, 2007, the Company completed the sale of its corporate headquarters located in St. Louis, Missouri.  The net proceeds from the sale was approximately $3.7 million.

*   On June 6, 2007, we completed a sale-leaseback of our UK facility, were released from grant repayment obligations in the UK, and sold our discovery research business to Commonwealth Biotechnologies Inc.

*    The Company is assembling the resources necessary to efficiently manage the liquidation and dissolution process.  As of the current date, the sole employee of Tripos, other than employees of the discovery research business and employees being transitioned to the purchaser of the discovery informatics business, is John P. McAlister.  The Board of Directors will continue to supervise the dissolution and liquidation process.

*   Under generally accepted accounting principles, the Company is required to report the results of its discovery informatics business as continuing operations through March 15, 2007, the date of stockholder approval of the Company's plan of dissolution and liquidation.  However, discovery research business is reported herein as discontinued operations through March 15, 2007.  With the approval by the shareholders for the sale of the discovery informatics business and the Company's plan of liquidation, the Company changed the basis of accounting for periods subsequent to March 15, 2007, from the going-concern basis to a liquidation basis.

Item 2.                                   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SUMMARY OF RECENT ACTIVITIES (continued)

Due to the sale of its principal operating units, the discovery informatics business and the discovery research business, the Company expects to have minimal operations in the near future.  Rather, its principal activities will be to complete the activities needed to complete the dissolution and liquidation of the business, pending the initial liquidating distribution expected to be made late in the third quarter of 2007 or in the fourth quarter of 2007.

OVERVIEW

The Company provided products and services to the pharmaceutical, biotechnology, and life science industries to support early stage research activities.  The Company's offerings were applied principally to assist research chemists to make decisions about the most productive new compounds to make and test as potential therapeutics.  Through its own chemistry laboratories, the Company made those compounds for its clients.  Through strategic partnerships, the Company also participated more directly with its clients in the development and testing of new therapeutic compounds for its clients.

The industries that the Company served were highly research driven.  Mature pharmaceutical companies typically spend up to 20% of their annual revenues on research to find new blockbuster drugs.  This research process consists of several phases from early discovery of compounds of interest, through testing of the promising ones for activity and safety in animals, to final testing of these compounds in humans.  The investment in research activity increases dramatically in the second and third phases.  Tripos' offerings were most relevant to the initial phase of this activity, namely discovery of compounds.  The Company's products and services were designed and intended to provide its pharmaceutical and biotechnology customers with improved ways to identify and select the most promising drug candidates to take forward into the more expensive and time consuming stages of the drug development process.   Depending on the number of compounds that a particular company has in different stages of their new therapeutic pipeline, they may reduce or increase investment in the other phases of research.  Further, decisions by the pharmaceutical industry concerning their research investments were strongly influenced by decisions by the various governments of the world regarding drug pricing and regulation.

Tripos' software products were primarily sold on a renewable license basis, typically with terms of one to three years.  This business was generally predictable, as the Company had experienced high renewal rates in the past for licenses.  Tripos management closely monitored license expirations and deployed sales staff to ensure the highest probability of renewals.  Tripos' service businesses, both informatics and chemistry, were much less predictable.  The sales cycles for these offerings are typically long -- from six to eighteen months -- and are highly influenced by factors in the macro-economic environment, including the general state of the pharmaceutical industry and the political situations in various parts of the world.  To forecast potential business in these areas, Tripos management strived to closely interact with the management of our customers and was closely involved in business development activities for material service project opportunities.

Large service contracts for pharmaceutical research, both informatics and chemistry, were complex and, because they were deployed in research applications where outcomes were uncertain, had a large risk component.  Risk management in these projects began with the definition of project requirements and continued through performance metrics and customer acceptance milestones.  Due to the complexity of the projects and changing priorities within client organizations, it is typical that many decision points will arise that require management attention both at Tripos and at the client.  To mitigate the project

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

difficulties, Tripos developed a focused process in which management monitored milestones in the project plan according to the process workflow.  Despite best efforts, however, some projects were of sufficient complexity that they presented challenges that required revisions to the project plan and scope.

The Company licensed its Discovery Informatics products and post-contract support ("PCS") as either perpetual licenses or time-based licenses, typically one to three-year renewable contracts.  The magnitude of these license fees was dependent on each customer's required usage levels, that is, the number of locations and individual users.  Variations in licensing levels ranged from tens of thousands up to several million dollars.  The following are descriptions of the Company's sales models for discovery software:

Perpetual licenses:  Software pricing was taken from a price list based on the quantity of individual modules and number of users.  Customers were billed upon delivery.  Revenue for software was recognized upon delivery of product and issuance of perpetual keys.  PCS was optional for each customer and was priced as a fixed percentage of the total current list price of the software purchased. Where applicable, PCS was typically billed annually.

The Company has analyzed the other elements included in its multiple element arrangements involving perpetual licenses, and has determined it has sufficient Vendor Specific Objective Evidence ("VSOE") to allocate revenues to PCS and/or training.  VSOE for PCS and training is established based on the price charged when those elements are sold separately.  For PCS, this allocation amount was established based on the renewal rate specified in the arrangement, which was consistently priced at a percentage of the list price of the purchased licenses.  Training was charged consistently from the Company's price list.

Bundled licenses:  Time-based bundled licenses were an alternative to perpetual licenses.  This type of license allowed customers to obtain multiple software products bundled with PCS that were co-terminus with the period of the arrangement.  A bundled license included specific software modules and specified numbers of users of each module with all product and access keys delivered on or before the effective date of the contract.  Tripos software was sold to professional users on an "off the shelf" basis in which the customer was responsible for installation.  These non-cancelable, non-refundable contracts were normally three years in duration although certain customers requested shorter or longer contract periods.  At the end of the contract term, the customer renewed the license, or the software ceased to operate.  PCS, which includes unspecified updates, upgrades, and "help desk" services, was included in the total price of the contract.  The PCS provided under bundled arrangements was the same as that provided to customers under perpetual agreements.  Bundled contract pricing was taken from established price list (included package pricing and a-la-cart pricing) that was based on the number of users and length of term.  All contracted products were delivered at inception.  If the customer wanted additional modules, users, or license to any new software products, the customer entered a new contract (or addendum) and paid the incremental fees to purchase these items.  Software revenue and PCS revenues under bundled license agreements were recognized ratably over the contract period.

Term licenses:  Term Licenses represented one-year arrangements for a software product and one-year of PCS.  The price was taken from the Company's price list by product.  The support renewal fee was a fixed percentage of the software price (similar to perpetual model).  The PCS provided for under term arrangements was the same as that provided to customers under perpetual agreements.  Software and support pricing were separately stated and billed upon delivery of product.  To continue to operate the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

software, the customer paid their annual renewal fee.  Software revenue and PCS revenues under term license agreements were recognized ratably over the contract period.

Integration of chemistry and biological data in the life sciences industries created a revenue opportunity for discovery informatics services (software consulting).  To serve this market, the Company maintained a staff of specialists who used the Company's proprietary data integration framework, such as Discovery 360, Benchware Notebook, ChemCoreRIO and AUSPYXTM to configure customized solutions for data management.  Revenue was generated on a billable rate per day, or upon achievement of milestones or deliverables and was recognized as production activities were performed.  These contracts also generated substantial license fee revenue for the Company's proprietary software technologies.  Similarly to the Company's discovery informatics products, licensing levels were dependent on the number of users and sites and ranged from the low hundred-thousands up to million dollar levels.

The Company developed and manufactured general screening compound libraries for sale to the life sciences industry for a fee per compound delivered.  In addition the Company offered LeadDiscovery libraries which included higher value intellectual property rights (such as patent applications).  These compounds and libraries created the opportunity to offer follow-up discovery research methods to customers for design and synthesis of focused libraries for lead optimization.  The Company also marketed a comprehensive research process to its life sciences customers for rapid and cost effective discovery.  This process combined advanced informatics, chemistry, and biology products and services, with proprietary discovery technologies for efficient lead development, refinement, and optimization resulting in a tightly integrated process to facilitate synergies in drug discovery.

In the past the Company acted as a reseller of computer hardware.  Hardware sales were generally made to facilitate the Company's software customers' access to hardware components and not a primary focus of its sales activities.  The Company acted as an authorized reseller and only order hardware products on an "as needed" basis, and thus did not maintain any inventory.

The Company licensed discovery informatics tools to customers, provided ongoing support (including upgrades selected by customers) and provided informatics services to customers that enabled integration of its existing and newly developed discovery tools to customers' discovery operations.  The Company generally expensed research and development costs associated with software enhancements and new functionality.  Thus, a significant portion of the costs associated with development and enhancement of software was accounted for as research and development and not as a cost of software sales.  Certain software development projects required substantial commitments of time and resources.  Costs of these projects were capitalized upon achievement of technological feasibility and/or a working model according to the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86.

Quarterly expenses included the costs of research and development for software development and new chemistry research.  Management believed that core selling and administrative costs would remain generally consistent on an annual basis.  Variability in quarterly expenses primarily occurred in relation to the level of revenues.  This was due to sales compensation, bonuses, staffing for selling, general and administrative functions and for periodic marketing activities such as appearances at trade exhibitions.  The relationship between the quarterly amounts presented for cost of sales or research and development

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

expense fluctuated based on the utilization of our employees on either billable contracts or research projects.

Company revenues and expenses varied from quarter to quarter depending upon, among other things, the timing of customers' budget processes, the success of our sales efforts, the lengthy sales cycle and the Company's ability to influence customers and prospective customers to make decisions to outsource portions of their discovery process, the size of the customers' capital expenditure budgets, the ability to produce compound libraries and achieve product release schedules (including by Tripos' third party software providers and collaborators) in a timely manner, the rate of market acceptance of new products and enhanced versions of existing products, the timing of new product introductions by the Company and other vendors, changes in licensing and pricing policies (ours, our partners and that of other vendors), consolidation in the customer base, client involvement in decision points in contracts related to project plans, the Company's ability to accurately match contract costs to milestone or contract performance requirements on our larger collaborative arrangements, and changes in general economic, regulatory, and competitive conditions.  See Note 1 of the Notes to Consolidated Financial Statements for a discussion of revenue recognition policies.  Because much of the software license and PCS revenue along with contracted discovery research revenue was recognized ratably over multiple periods, fluctuations in quarterly revenues and earnings were caused principally by sales of compounds or by achievement of milestones on specific projects.  The management team monitored quarterly business activity with the aid of sales pipeline reports and monthly financial reports.

CHANGES IN NET ASSETS IN LIQUIDATION

Period from March 16, 2007 through March 31, 2007

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs	$ (7,365)
Adjustment of assets to estimated realizable values	28,873
Net effect of adopting a liquidation basis of accounting	21,508

Changes in net assets in liquidation:
Corporate and liquidation operating activity	1,422
Discovery research operating activity	284
Settlement of assets and liabilities in liquidation	(4,859)
Net change in net assets in liquidation	(3,153)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effects of adopting liquidation basis of accounting

In connection with the adoption of a liquidation basis of accounting, we recorded an accrual for the estimated costs to be incurred during the liquidation period of approximately $7,365.  Our estimate for liquidation costs as of March 31, 2007 includes professional fees associated with liquidation and other legal matters, severance costs for terminated employees, and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation and such changes in estimates will be recognized in future periods as a change in net assets in liquidation.  The estimated costs as of March 31, 2007 are based in large part on assumptions regarding the length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.  The Company adjusted the net assets of the Discovery Informatics business to its fair value by approximately $23,000 based on the sale price of the DI assets to Vector. We also adjusted the fair value of the Discovery Research business by approximately $6,800 reflecting the impact of ongoing negotiations regarding the sale of this business on its carrying value, while also reducing the realizable value of the St. Louis building by approximately $600 giving effect to the final sale price.

Changes in net liabilities in liquidation

During the 15 days ended March 31, 2007 we recorded approximately $284 of net increase in assets from operations at TDR and an increase of $1,422 in assets from corporate and liquidation activities.  Over the same period we settled certain obligations related to corporate and liquidation activity for $4,859.

Results of Operations

Period From January 1, 2007 Through March 15, 2007 Compared to the Three Months Ended March 31, 2006 (Amounts in thousands, except per share amounts)

Net sales were $5,635 for the period from January 1, 2007 through March 15, 2007 ("2007") compared to $6,644 for the three-month period ended March 31, 2006 ("2006"), a decrease of 15%.  Discovery informatics products and support sales decreased 23% to $4,531 in 2007 from $5,883 in 2006.  This decrease is primarily attributable to decreased new product sales and customer contracts that were not renewed or were renewed at reduced levels.  Discovery informatics services revenues increased 47% to $1,090 in 2007 from $744 in 2006.  The increase was attributable to the continuation of the Wyeth project in 2007, which began in early 2006.  The timing of revenue recognition from discovery informatics services may fluctuate based on achievement of contractual milestones or progress on projects accounted for under the percentage of completion method and thus varies from period to period.    Hardware sales in 2007 were $14 compared to $17 in 2006.  We do not actively market hardware products, but rather facilitate customer demand when required.

Cost of sales were $2,349 for the period from January 1, 2007 through March 15, 2007 compared to $1,958 for the three-month period ended March 31, 2006, an increase of 20%.  Cost of sales as a percent of net sales was 42% and 29% for the respective periods.  Costs of discovery informatics licenses and support as a percent of software license and support sales were 25%, and 23% for the respective periods.  Costs of software licenses and support consisted of amortization of software products acquired in a corporate acquisition, amortization of capitalized software, product royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation.  Cost of sales as a percent to software sales has increased over the past few years due to a change in the mix of internal versus third-party products sold, resulting in higher royalty payments.

Costs of discovery informatics services (DIS) as a percent of discovery informatics service revenues was 110% and 80% for the respective periods.  Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients.  In the third and fourth quarters of 2006 the company determined that changes to the plan would be required on a "Next-Generation Discovery IT" project with Wyeth Pharmaceuticals resulting in incremental costs to complete the assignment.  As a result of the incremental costs, the cumulative percentage of revenue to be recognized was adjusted.  This project is expected to be completed at approximately $0 margin.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones or changes in overall cost estimates for "percentage completion" contracts.

Costs of hardware represented 85% and 87% for the respective periods.  Cost of sales for hardware consists of the direct costs to us of the equipment sold.

Gross profit margin was $3,286 for the period from January 1, 2007 through March 15, 2007 compared to $4,686 for the three-month period ended March 31, 2006, which represents gross margin of 58% and 70% for the respective periods.  The decrease in gross margin is primarily attributable to the lower margin discovery informatics services business becoming a larger percentage of revenues.  Gross profit for the Company is dependent on the mix of discovery informatics licenses and support versus discovery informatics services business, the mix of internal versus third-party software product sales, foreign exchange rates and the Company's ability to successfully deliver on informatics.

Sales and marketing expenses were $1,831 for the period from January 1, 2007 through March 15, 2007 compared to $2,805 for the three-month period ended March 31, 2006, a decrease of 35%.  Sales and marketing expenses as a percent of total net sales was 32% and 42% for the respective periods.  The decrease in sales and marketing expenses was due to less employees resulting in lower employee costs, lower commissions, and lower travel expense as well as reduced advertising expenditures in 2007.

Research and development expenses were $1,151 for the period from January 1, 2007 through March 15, 2007 compared to $1,921 for the three-month period ended March 31, 2006, a decrease of 40%.  Research and development expenses as a percent of net sales were 20% and 29% for the respective periods.  The decreases in research and development expenses were the result of a reduction in workforce and greater costs assigned to DI Service projects.

General and administrative expenses were $1,660 for the period from January 1, 2007 through March 15, 2007 compared to $1,417 for the three-month period ended March 31, 2006, an increase of 17%. General and administrative expenses as a percent of net sales were 29% and 21% for the respective periods.  The increase in general and administrative expense is the result of additional costs associated with the impending liquidation of the Company.

Restructuring expenses were $155 for the period from January 1, 2007 through March 15, 2007 and $120 for the three-month period ended March 31, 2006 and related to the reduction of the employee workforce of the Company's Discovery Informatics division.  As a result, the Company recorded a pre-tax restructuring charges related to the one-time termination benefits and outplacement costs.

Item 2.                                   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense was $480 for the period from January 1, 2007 through March 15, 2007 and $333 for the three-month period ended March 31, 2006.  Interest expenses consisted of interest due on the long-term note payable for the corporate building, interest due on our line-of-credit, interest costs associated with capital leases and interest related to the subordinated note issued in the acquisition of Optive Research.  In January 2005, the Company issued a $3.5 million subordinated promissory note with a stated interest rate of 11.4 % as part of consideration in the Optive acquisition.  Interest expense has varied commensurate with the change in average outstanding debt balances to finance the various activities, including the acquisition of Optive Research in 2005.  The floating rate incurred by the Company on the mortgage note averaged 8.4% and 6.8% for the respective periods.  The interest rate incurred on the line of credit was 8.5% and 7.7% for the respective periods.  Interest rates on the capital leases ranged from 3% to 8%.

Other Income (expense) was $(608) for the period from January 1, 2007 through March 15, 2007 and $279 for the three-month period ended March 31, 2006.  Included in 2007 is $652 related to currency losses. Included in 2006 is $251 related to currency gains, $12 of interest income and a $16 adjustment to our carrying value in the AM Pappas Life Science II Fund to reflect our current pro-rata share and the current valuation by the fund's managers.

Income tax expense from continuing operations was $48 for the period from January 1, 2007 through March 15, 2007 and income tax benefit of $218 for the three-month period ended March 31, 2006.  The effective tax rates were (2)% and 13% for the respective periods.  The effective tax rates reflect management's current estimate of the distribution of earnings among the statutory jurisdictions in which the Company operated.  We continue to evaluate the tax effects of the recent sales of our Discovery Informatics and Discovery Research businesses. Final determination of the tax consequences depends upon the analysis of tax laws in the United States, England, France, and Germany and on the availability of tax loss carryforwards in these jurisdictions.  Based on information and advice recently obtained and yet to be finalized, we are unable to make a definitive determination that  tax loss carryforwards for U.S. federal income tax purposes will be sufficient to shelter all gains in the United States.  This is primarily due to an uncertainty about whether ownership changes (for federal income tax purposes) have caused the availability of net operating loss carryforwards and losses realized on the sale of TDR to be limited.  Our federal income tax return for 2006 is not due until September 15, 2007.  Based on current information, we have recorded a tax provision of $3,200 in our March 31, 2007 financial statements.  Prior to making our initial liquidating distribution, currently planned for October 2007, we will need to determine with greater certainty our final tax position.  Our current expectation is that we will likely need to hold back from the distribution (potentially for a several year period) an amount approximating the tax reserve described above.  We cannot at this time assure stockholders that we will not be required to use this reserve to pay taxes in the U.S. and other jurisdictions.

Loss from discontinued operations consisted primarily of the Company's Discovery Research business (DR).  DR revenues are derived from the Company's compound library product, LeadQuest, and discovery research activities. The operating results of the DR unit are presented as a single entry under the caption "Loss from discontinued operations, net of income tax benefit of $0 and $0 allocable to common shareholders" on the accompanying Consolidated Statements of Operations.  DR revenues were $619 for the period from January 1, 2007 through March 15, 2007 and $1,826 for the three-month period ended March 31, 2006.  The decrease in DR revenues resulted from reduced discovery research activities.  Revenue related to discovery research activities is recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of sales were $616 for the period from January 1, 2007 through March 15, 2007 compared to $1,609 for the three-month period ended March 31, 2006, a decrease of 62%.  Cost of sales as a percent of net sales was 100% and 88% for the respective periods.  The cost of the discovery research business consisted of the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects.  Discovery research contracts may also include third-party costs for production of larger quantities of intermediate or scale-up materials.  As a result, variability in cost of sales may be attributed to the mix of compound products and discovery research revenues.  The increase in the 2007 costs of discovery research products and services as a percentage of sales was negatively affected by cost overruns on certain contracts and price reductions for compound inventory sales.

Gross profit margin was $3 for the period from January 1, 2007 through March 15, 2007 compared to $217 for the three-month period ended March 31, 2006, which represents gross margin of 0% and 12% for the respective periods.  The decrease in gross margin is primarily attributable to the lower margin discovery informatics services business becoming a larger percentage of revenues. The decrease in the gross profit margin was the result of an overall decrease in sales as well as cost overruns on service contracts and increased competition on compound inventory sales.

Sales and marketing expenses decreased to $0 in 2007 from $204 in 2006.  Sales and marketing expenses represented 0% and 11% of 2007 and 2006 total net sales, respectively.

Research and development expenses increased 55% in 2007 to $1,393 from $901 in 2006.  R&D costs represented 226%, and 49% of net sales in 2007 and 2006, respectively.  The increase in R&D expenses as a percentage of net sales increased in 2006 primarily due to recording a grant repayment obligation to the U.K. Department of Trade & Industry in addition to reduced sales as a result of the completion of the Pfizer contract at the end of 2005, as well as production inefficiencies resulting in greater non-capitalizable costs remaining in R&D. See restructuring expense below for further details regarding reductions in force for our Discovery Research business that occurred in 2006.  Costs associated with investigating novel compound templates are classified as R&D up until such time as the base reaction is validated, after which costs are captured in inventory.

Restructuring expenses in 2006 represented a reduction in workforce related to our Discovery Research division.  On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England that was initiated following completion of the four-year $90 million file enrichment project for Pfizer.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K law.  We reduced the number of employees at the laboratory by 76 positions.  More than half of the employees affected left the company under a voluntary separation plan.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $807 in the first quarter 2006 related to our Discovery Research division for one-time termination benefits and outplacement costs.  The Company further reduced staffing levels on August 11, 2006 by 14 positions, resulting in a pre-tax restructuring charge of $338.  We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  This action was necessary in order to further streamline this business with the goal of obtaining positive cash flows from this business for the remaining months of the year.

Interest income was $0 in 2007 and $12 in 2006.  The reduction from the 2006 level reflects a decreasing average amount of cash on hand due to lower levels of cash generated from operations in 2007 and 2007.  Interest expense of $142 in 2007 and $168 in 2006 was from interest costs associated with capital leases.  Other income (expense) was ($10) in 2007 and $0 in 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our tax expense from discontinued operations was $0 in 2007 and 2006.  The effective income tax expense reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.K..

Liquidity and Capital Resources

Operating Activities.  Net cash used in operating activities in 2007 was $903.  The primary uses of cash were from a net loss from continuing operations of $2,587, an increase in prepaid expenses and other assets of $2,177, and lower deferred revenues of $1,253.  These uses of cash were partially offset by collections of accounts receivables of $5,487, increased accounts payable and accrued expenses of $487, as well as the add-back of non-cash items such as depreciation and amortization including the amortizations of debt discount and deferred issuance costs totaling $620.  The discontinued operations, DR business unit, used $1,528 of cash in its operations in 2007.

Net cash used in 2006 operating activities was $84.  Cash was used through the net loss from continuing operations of $1,413, an increase in prepaid expenses of $786, along with decreases in deferred revenues of $1,611 and accounts payable and accrued expenses of $599.  These uses were partially offset by collections of accounts receivable of $4,629, the add-back of depreciation, amortization and a write-down of the value of an investment held at cost totaling $603, and stock compensation expense of $94.  Discontinued operations used $1,001 of cash in 2006.

Investing Activities.  Net cash used in investing activities in 2007 was $218, consisting of capitalized development costs for our discovery informatics software products of $128 and the addition of patents of $47.  Discontinued operations used $43 of cash in 2007.

Net cash utilized in investing activities during 2006 was $2,594.  During 2005 we made new investments in equipment of $19, and invested in new informatics product development totaling $235.  The DR discontinued operations provided $2,848 in 2006, principally from the sale of excess property.

Financing Activities.  Net cash provided by financing activities in 2007 was $378, consisting of payments on long-term debt and capital lease obligations totaling $161, which were offset by borrowings under our revolving line of credit of $1,450.  Discontinued operations consumed $911 of cash in 2007 principally for payments on capital leases.

Net cash utilized in financing activities in 2006 was $3,287, consisting of payments on long-term debt and capital leases of $3,527 and $1,160 used in discontinued operations.  These were offset by borrowings under our revolving line of credit of $1,400.

The company paid the outstanding balance of the subordinated debt, the mortgage loan, and the line of credit with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

For further discussion of the Company's critical accounting policies, please see the section entitled "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ending December 31, 2006.  There have been no material changes to critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December31, 2006 other than the transition to liquidation basis of accounting for periods subsequent to March 15, 2007.

New Accounting Pronouncements

The shareholders of Tripos, Inc. approved a plan of dissolution and liquidation at a special meeting on March 15, 2007.  As a result of the pending liquidation of the Company and adoption of the liquidation basis of accounting for periods subsequent to March 15, 2007, only accounting pronouncement that will impact the Company prospectively is presented as follows:

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 beginning January 1, 2007 and the adoption did not have a material effect on our financial statements for the period.

Periodic reports on Form 10-Q, Form 10-K and other filings with the Securities and Exchange Commission ("SEC") on Form 8-K and S-8, can be found on the Tripos web site at www.tripos.com under the heading Investor Relations - SEC Filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks is limited to foreign exchange variances and fluctuations in interest rates.  To date, interest rate exposure has not resulted in a material impact.   During 2005, 2006 and 2007 the Company did experience a significant impact from foreign exchange.  For example, the costs to perform the custom design and synthesis contract with Pfizer were incurred in British pounds sterling while we were compensated in U.S. dollars for much of the work.  As a result, our gross profit was adversely affected by the decline in the U.S. dollar against the pound in 2004 and 2005.  Part of this effect was offset through foreign currency forward contracts whose gains were recorded in "Other Income".

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations although since 2004, these currencies have shown more significant variation.  Assets outside the United States subject to currency fluctuation are located in England, Germany and France.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.  The assets in foreign subsidiaries most susceptible to exchange rate variances were as follows:  US dollar/UK pound balances 2006 $16.8 million, and US dollar/Euro balances 2006 $1.2 million.  The potential reduction in fair value resulting from a hypothetical 10% adverse change in US dollar/UK pound currency exchange rates would be approximately $1.7 million at December 31, 2006, while the same 10% adverse movement in the US dollar/Euro rates would be approximately, $120,000 for 2006.  Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

Our interest rate risk was attributable to borrowings under the line-of-credit and mortgage loan.  We monitored our exposure to floating interest rate risk on line-of-credit borrowings along with the outstanding balance on the mortgage loan and, at times, endeavored to mitigate this risk through the use of appropriate hedging instruments.

Item 4.  Controls and Procedures

We established and maintained disclosure controls and procedures that were designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On March 20, 2007, John D. Yingling resigned as the Company's Chief Financial Officer to accept a similar position with the successor to Tripos' discovery informatics business and John P. McAlister assumed the position in addition to his other positions as President and Chief Executive Officer of the Company.

During the quarterly period covered by this report, there were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

          No updates.  See "Contingent Liabilities" in the Notes to Unaudited Financial Statements above for a general description.  Reference is made to the "Legal Proceedings" section of our Form 10-K for the year ending December 31, 2006 for a detailed description of legal proceedings.

Item 1A.   Risk Factors

          A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007 and incorporated herein by reference.  These cautionary statements and similar statements made in our current reports on Form 8-K and in this quarterly report on Form 10-Q are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.     Defaults upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

On March 15, 2007 the Company issued a press release and filed a Form 8-K disclosing the results of the vote of shareholders approving the sale of assets of the Discovery Informatics business and approving the liquidation and dissolution of the Company.

Item 5.     Other Information

          None

Item 6.     Exhibits

           31.1    Section 302 Certification of the Chief Executive and Chief Financial Officer

           32.1    Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TRIPOS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIPOS, INC.

Date:	June 20, 2007	/s/ John P. McAlister
President,
Chief Executive Officer and
Chief Financial Officer

