Form 10-Q
period 2007-06-30
TRIPOS INC
filed 2007-08-20
CIK 920691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes     X         No     _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes   X           No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 20, 2007: 10,392,835 shares.

TRIPOS, INC.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Net Assets in Liquidation as of June 30, 2007 (Unaudited)	4
Consolidated Statement of Changes in Net Assets in Liquidation for the period from March 16, 2007 through June 30, 2007 (Unaudited)	5
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2006	6
Consolidated Statements of Operations (Going Concern Basis) for the period from January 1, 2007 through March 15, 2007 (Unaudited) and for the three- and six-months ended June 30, 2006 (Unaudited)	7
Consolidated Statements of Cash Flows (Going Concern Basis) for the period from January 1, 2007 through March 15, 2007 (Unaudited) and for the six-months ended June 30, 2006 (Unaudited)	8-9
Notes to Consolidated Financial Statements (Unaudited)	10-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29

PART II OTHER INFORMATION	30
SIGNATURES	31
2

INTRODUCTORY NOTE

As further described in Note 1 of the accompanying consolidated financial statements, on March 20, 2007, Tripos, Inc. ("Company") consummated the sale of substantially all of the assets of its Discovery Informatics business unit.  This sale was approved by shareholders at a special meeting held on March 15, 2007.

On April 12, 2007, the Company completed the sale of its corporate headquarters located in St. Louis, Missouri.  The sale price for the building was $4.7 million less adjustments resulting in a net purchase price of just under $4.0 million.  Sales commissions, fees and other closing costs reduced the net proceeds to approximately $3.7 million.  At closing, the Company entered into a 7-month lease for a portion of the building and made a lump sum deposit of the full rental amount of $418,000.

On June 6, 2007, Tripos Discovery Research LTD ("TDR"), the principal operating subsidiary of Tripos, Inc. ("Tripos") entered into a series of  agreements with the South West of England Regional Development Agency ("SWERDA") and the Department of Trade and Industry of England ("DTI") in connection with the sale-lease back of TDR's principal facility in Bude, Cornwall, England (the "Property").  Shortly thereafter, on June 6, 2007, Tripos and Commonwealth Biotechnologies, Inc. ("CBI") entered into an Amended and Restated Share Purchase and Sale Agreement (the "Amended Agreement") pursuant to which CBI acquired all of the capital stock of TDR.  The Amended Agreement superseded a Purchase and Sale Agreement dated as of May 11, 2007 between the parties.  The sale of the discovery research products and services business closed contemporaneously with the execution of the Amended Agreement.  As a result of these agreements, Tripos has completed the disposition of its last operating business and has realized or will realize up to $2.15 million in consideration for the shares or in repayment of outstanding intercompany advances.  Tripos has also been relieved of potential obligations to repay up to GBP2.84 million to SWERDA and DTI.

We continue to evaluate the tax effects of the recent sales of our Discovery Informatics and Discovery Research businesses. Final determination of the tax consequences depends upon the analysis of tax laws in the United States, England, France, and Germany and on the availability of tax loss carry-forwards in these jurisdictions.  Based on information and advice recently obtained, we have determined that tax loss carry-forwards for U.S. federal income tax purposes will be sufficient to shelter most of the gains in the United States. However, final determination will not be made until our federal income tax return for 2006 is finalized, which is due September 15, 2007.    Based on current information, we have recorded a tax provision of $0.5 million in our June 30, 2007 financial statements.  Prior to effecting our initial liquidating distribution, currently planned for October 2007, we will need to determine with greater certainty the position to be taken on our 2007 Federal income tax return.  Our current expectation is that we will likely need to hold back from the distribution (potentially for a several year period) an amount approximating the tax reserve described above.  We cannot at this time assure stockholders that we will not be required to use this reserve to pay taxes in the U.S. and other jurisdictions.

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

FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIPOS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands, except per share data)

 (Unaudited)

June 30, 2007
ASSETS
Cash and cash equivalents	$ 10,847
Accounts receivable	637
Prepaid expenses	594
Property and equipment, less accumulated depreciation	3
Total assets	$ 12,081

LIABILITIES
Accounts payable	874
Accrued expenses	299
Accrued liquidation costs	1,637
Net deferred revenue	7
Income taxes payable	340
Total liabilities	$ 3,157

Net Assets in Liquidation	$ 8,924

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands, except per share data)

(Unaudited)

Period from Mar. 16, 2007 through June 30, 2007

Stockholders' deficit at March 15, 2007	$ (13,292)

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs	(7,365)
Adjustment of assets to estimated realizable values	28,873
Net effect of adopting a liquidation basis of accounting	21,508

Net assets in liquidation at March 16, 2007	8,216

Changes in net assets in liquidation:
Corporate and liquidation operating activity	(2,331)
Discovery research operating activity	(1,050)
Settlement of assets and liabilities in liquidation	3,476
Change in estimate of liquidation accrual	613

Net change in net assets in liquidation	708

Net assets in liquidation at June 30, 2007	$ 8,924

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

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Six-Months Ended June 30, 2006	Three-Months Ended June 30, 2006
Net sales:
Discovery informatics licenses and support	$ 4,531	$ 12,093	$ 6,210
Discovery informatics services	1,090	2,517	1,773
Hardware	14	25	8
Total net sales	5,635	14,635	7,991

Cost of sales	2,349	4,490	2,532
Gross profit	3,286	10,145	5,459

Operating expenses:
Sales and marketing	1,831	5,378	2,573
Research and development	1,151	3,737	1,816
General and administrative	1,600	2,790	1,373
Restructuring charge	155	120	--
Total operating expenses	4,737	12,025	5,762

Loss from operations	(1,451)	(1,880)	(303)

Interest expense	(480)	(657)	(324)
Other income (expense), net	(608)	1,150	871
Income (loss) before income tax expense (benefit)	(2,539)	(1,387)	244
Income tax expense (benefit)	48	(16)	202
Net Income (loss) from continuing operations	(2,587)	(1,371)	42
Preferred dividends	977	217	217
Net loss from continuing operations allocable to common shareholders	(3,564)	(1,588)	(175)
Loss from discontinued operations, net of income tax benefit of $0, $0 and $0, respectively, allocable to common shareholders	(1,840)	(3,703)	(1,430)
Net loss allocable to common shareholders	$ (5,404)	$ (5,291)	(1,605)

Basic & diluted loss from continuing operations, per share	$ (0.34)	$ (0.16)	$ (0.02)
Basic & diluted loss from discontinued operations, per share	$ (0.18)	$ (0.36)	$ (0.14)
Basic & diluted loss allocable to common shareholders, per share	$ (0.52)	$ (0.52)	$ (0.16)
Basic and diluted weighted average number of shares	10,393	10,192	10,194

See accompanying notes.

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Six-Months Ended June 30, 2006
Operating activities:
Net loss from continuing operations	$ (2,587)	$ (1,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	(1,840)	(3,703)
Depreciation of property and equipment	200	601
Amortization of capitalized development costs & intangibles	314	611
Amortization of debt discount	44	126
Amortization of deferred issuance costs	62	36
Gain on revaluation of common stock warrants	--	(358)
Deferred income taxes	--	4
Write-down (carrying value adjustment) of long-term investment	--	(16)
Loss on retirement of assets	48	3
Stock-based compensation expense	--	214

Change in operating assets and liabilities:
Restricted Cash	--	(298)
Accounts receivable	5,487	7,122
Prepaid expenses and other current assets	(2,177)	1,408
Accounts payable and accrued expenses	487	(3,863)
Deferred revenue	(1,253)	(5,225)
Net cash provided by discontinued operations operating activities	312	644
Net cash used in operating activities	(903)	(4,065)

Investing activities:
Purchases of property and equipment	--	(221)
Capitalized development costs	(128)	(455)
Change in intangibles and patents	(47)	--
Net cash provided by (used in) discontinued operations investing activities	(43)	3,706
Net cash provided by (used in) investing activities	(218)	3,030
8

Item 1.  Financial Statements (continued)

TRIPOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Six-Months Ended June 30, 2006

Financing activities:
Proceeds from the issuance of common stock	--	172
Proceeds from the issuance of preferred stock	--	4,891
Payments of cash dividends on preferred stock	--	(93)
Borrowings under revolving line of credit	1,450	2,300
Payments on long-term debt and capital lease obligations	(161)	(7,300)
Net cash used in discontinued operations financing activities	(911)	(1,667)
Net cash provided by (used in) financing activities	378	(1,697)
Effect of foreign exchange rate changes on cash and cash equivalents	1,071	(614)
Net increase (decrease) in cash and cash equivalents	328	(3,346)

Cash and cash equivalents at beginning of period - continuing operations	2,157	4,393
Cash and cash equivalents at beginning of period - discontinued operations	605	1,848
Cash and cash equivalents at beginning of period	2,762	6,241

Cash and cash equivalents at end of period - continuing operations	3,061	2,606
Cash and cash equivalents at end of period - discontinued operations	29	289
Cash and cash equivalents at end of period	$ 3,090	$ 2,895

See accompanying notes.

Supplemental Disclosure of Cash Flow Information (In Thousands)

	Period from Jan. 1, 2007 through Mar. 15, 2007	Six-Months Ended June 30, 2006
Noncash investing activities
Purchase of new equipment through capital lease financing	$ 498	$ 3,966

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

The Company's business model was based primarily on deriving revenues from its Discovery Informatics (DI) and Discovery Research (DR) business units as follows:

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

Item 1.  Financial Statements (continued)

Organization

The Company had a geographically diverse customer base.  Historically, approximately 50% of its revenues were derived from customers outside of North America.  The Company's worldwide sales force operated from offices in the United States, Canada, England, France, and Germany, and through representatives around the Pacific Rim.  The Company's headquarters was in St. Louis, Missouri and its chemistry laboratory was in Bude, England.

On March 20, 2007, the Company consummated the sale of substantially all of the assets of the Company's DI business unit to Tripos (Cayman) LP, a Cayman Islands limited partnership, pursuant to an Asset Purchase Agreement dated November 19, 2006.  Tripos (Cayman) is controlled by Vector Capital, LLP ("Vector"), a San Francisco-based private equity boutique.  The cash consideration received by the Company at closing for the purchase of DI was $26,175 in immediately available funds, comprising $25,600 of base consideration and an additional $575 as a result of a positive purchase price adjustment based on the working capital of the business on the date of closing and determined after negotiations with Vector concerning certain items disputed by Vector.  The parties resolved the disputes and agreed that the final purchase price would not be subject to any post-closing adjustments.

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

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, on March 20, 2007 the Company and DE entered into an office lease for a portion of the office building located at 1699 South Hanley Road, St. Louis, Missouri, totaling 29 square feet.  The lease was to terminate on the first anniversary of its commencement unless sooner terminated by either party upon 90 days written notice.  The annual rent under this office lease was $645, payable in equal monthly installments of $54.

On April 12, 2007, the Company completed the sale of its corporate headquarters building to 1699-1701 South Hanley, LLC, an unrelated third-party.  The sale price for the building was $4,700 less adjustments totaling $727 resulting in a net purchase price of $3,973.  Sales commissions, fees and other closing costs reduced the net proceeds to approximately $3,693.  At closing, the Company entered into a 7-month lease for a portion of the building and made a lump sum deposit of the full rental amount of $418.

Tripos (DE) delivered a notice of termination of its lease with Tripos, Inc. effective August 1, 2007 with the intention of vacating the premises, however, the parties have since entered into an amendment in which DE planned to remain in the premises through the November 12, 2007 expiration date of the Company's lease with 1699-1701 South Hanley LLC.

On June 6, 2007, Tripos Discovery Research LTD ("TDR") entered into a series of agreements with the South West of England Regional Development Agency ("SWERDA") and the Department of Trade and Industry ("DTI") for England in connection with the sale-lease back of TDR's principal facility in Bude, Cornwall, England (the "Property").  Shortly thereafter, on June 6, 2007, Tripos and Commonwealth Biotechnologies, Inc. ("CBI") entered into an Amended and Restated Share Purchase and Sale

Item 1.  Financial Statements (continued)

Agreement (the "Amended Agreement") pursuant to which CBI acquired all of the capital stock of TDR.  The Amended Agreement superseded a Purchase and Sale Agreement dated as of May 11, 2007 between the parties.  The sale of the discovery research products and services business closed contemporaneously with the execution of the Amended Agreement.  As the result of these agreements, Tripos has completed the disposition of its last operating business and has realized $350 in consideration for the shares and has received or will ultimately receive $1,800 and GBP236 in repayment of inter-company advances.  Tripos has also been relieved of potential obligations to repay up to GBP2,840 to SWERDA and DTI.  A liability of GBP1,540 payable to the DTI recorded in the first quarter of 2007 was reduced to the actual amount paid of GBP591 in the second quarter of 2007 (a reduction of GBP949).

The sale of DI, DR and the St. Louis building were parts of the plan of dissolution adopted by the Company's board of directors and approved by a vote of the Company's shareholders, that is intended to result in the winding up of the Company and the distribution of the sale proceeds to shareholders after the satisfaction of all debts, other liabilities and corporate obligations.

Tripos was delisted from the Nasdaq Global Market effective on July 6, 2007 because it ceased meeting certain listing criteria, including the existence of an operating business.  Tripos shares continue to be traded on the OTC Bulletin Board(R).

Basis of Accounting

Effective with the shareholder approval on March 15, 2007 of the plan of liquidation, the Company changed its basis of accounting from the going-concern basis to a liquidation basis for all periods subsequent to March 15, 2007.  Under the liquidation basis of accounting, assets are recorded at their estimated realizable amounts and liabilities that will be paid in full are recorded at the present value of amounts to be paid.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  The Company will use estimates for professional fees, compensation and benefits for the remaining employees, and other miscellaneous general and administrative costs in computing the accrual of liquidation costs.  Management expects there to be changes made to these estimates and will recognize such changes in future periods as a change in net assets in liquidation.  Current estimates are based in large part on the time required to settle all matters of the Company.  If there are delays, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.

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

Item 1.  Financial Statements (continued)

course of business, and did not purport to show, reflect or provide for the consequences of the dissolution of the Company.

Critical Accounting Policies

Revenue Recognition

Discovery Informatics Licenses and Support

The Company recognized revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended.  Revenues from software license agreements were recognized when each of the following criteria was met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable.

The Company allocated revenues on perpetual software arrangements involving multiple elements to each element based on the relative fair values of each element.  The Company's determination of fair value of each element in multiple element arrangements was based on vendor-specific objective evidence (VSOE).  The Company limited its assessment of VSOE for each element to the price charged when the same element was sold separately by the Company.  The Company analyzed all of the elements included in its multiple-element arrangements and determined that it had sufficient VSOE to allocate revenues to maintenance and support services, and training.  The Company sold training separately and established VSOE on this basis.  VSOE for maintenance and support was determined based upon the renewal rates in contracts themselves, which were based on a fixed percentage of the current perpetual license list price.  Accordingly, assuming all other revenue recognition criteria were met, revenues from perpetual licenses were recognized upon delivery of the software using the residual method in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Revenues from perpetual software license sales fluctuated based on the size and number of transactions completed during any fiscal period.

Software maintenance agreements provided technical support and the right to unspecified enhancements and upgrades on a "when-and-if-available" basis.  Post-contract customer support revenues on perpetual agreements were recognized ratably over the term of the support period (generally one year), and training and other service revenues were recognized as the related services were provided.  Any unrecognized portion of amounts paid or billed in advance for licenses and services was recorded as deferred revenue.  Revenues from post-contract support were derived from sales to new customers and renewals from existing customers.

Term and bundled licenses represented time-based license arrangements for one or multiple software products that were sold with maintenance and support for the term of the license arrangement.  The Company did not have VSOE to determine fair value of the maintenance and support in term arrangements.  The Company recognized revenues from these bundled time-based licenses ratably over the license term, which was typically 1 to 3 years.  Revenues from time-base license arrangements were derived from sales to new customers and renewals from existing customers.  Historical renewal rates have averaged over 80% the past three years.

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

Discovery Informatics Services

Discovery Informatics Services (DIS) represented contracts for the development and delivery of enterprise-wide customized software (such as laboratory information systems or database integration projects).  Technological feasibility existed on these software arrangements and they typically included installation at the customer's site.  The Company accounted for these arrangements in accordance with SOP 81-1, as required by SOP 97-2 since the contract to deliver software and installation required significant production, modification or customization of software.

In applying the provisions of SOP 81-1 the percentage of completion was utilized.  For contracts where customer approval of contractually required tasks had to occur at each distinct milestone, and where amounts billable were indicative of progress-to-completion, we recorded revenues when a milestone was met and accepted by the customer.  For contracts without distinct milestones, we measured progress using the cost-to-cost method (cumulative costs as a percentage of total expected costs to complete), which approximated progress towards completion.

DIS also included software development projects that were contractual arrangements with customers for use of Tripos software developers in an effort to develop a scientific software tool for use in drug discovery.  The contractual arrangements were on a "commercially reasonable" basis, and the customer was subject to billings on a time and materials basis.  Accordingly, we recorded the related revenue when the time and costs were incurred at the stated contractual rates.

Discovery Research Services

Discovery Research services (DRS) included sales of chemical compounds from (1) inventory, (2) long-term contracts to design and produce chemical compounds to customer specifications, or (3) contracts to perform discovery research activities.

The Company recognized revenue from the sale of chemical compounds upon shipment of the products, FOB shipping point, to the customer.  This practice was consistent with the four criteria required for revenue recognition listed in paragraph 1 of Staff Accounting Bulletin ("SAB") 101 issued by the U.S. Securities and Exchange Commission ("SEC").  For chemical compound transactions, persuasive evidence of an agreement existed upon the receipt of a contract outlining the purchase and usage terms of the compounds.  A purchase order was also received as confirmation.  As stated above, revenue was not recognized until the compounds had been shipped to the customer.  The selling price for compounds was fixed according to the terms of the contract or customer's purchase order.  Payment terms for chemical compound transactions were Net 30 days.  The Company experienced very few bad debts arising from these transactions; as a result, collectibility was reasonably assured.

In accordance with SOP 81-1, sales derived from long-term contracts to design and produce chemical compounds to customer specifications were recorded using the percentage of completion method as the compounds were delivered (under the units of delivery method).  The contract costs related to delivered compounds were recorded to cost of sales as the compounds were delivered and revenue was recognized.

DRS involved lead-compound optimization projects, custom synthesis, and compound design.  These contracts generally called for non-refundable contractual fees tied to time and materials.  Accordingly, revenues under contracts of this type were recorded on a time and material basis.  When contracts to

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

perform discovery research activities required a specific deliverable, the direct and incremental contract costs were deferred.  Revenue and the contract costs were then recorded upon delivery and acceptance.

An access fee for the LeadDiscovery programs was recognized upon completion of a materials transfer agreement and shipment of selected compounds to the customer for screening purposes.  If the customer decided to retain exclusive rights to promising compounds in the selection, an additional fee was required.  Customers engaged Tripos for discovery research services to further refine the lead compound for additional fees.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R ("FAS 123R"), "Share-Based Payment," using the modified-prospective transition method.  Under this transition method, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Income Taxes

The Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances were established when necessary to reduce deferred tax assets when it was more likely than not that a portion or all of the deferred tax assets would not be realized.  In accordance with FAS 109, income tax expense included 1) deferred tax expense, which generally represented the net change in the deferred tax asset or liability balance during the period plus any change in valuation allowances, and 2) current tax expense, which represented the amount of tax currently payable to or receivable from a taxing authority.  The primary difference between financial statement income and taxable income resulted from the use of different methods of computing depreciation, capitalized development cost, certain revenue recognition activities, other timing differences and the valuation of net operating loss carry-forwards.  Deferred taxes did not reflect temporary differences relating to our investment in foreign subsidiaries as these amounts were deemed to be permanently invested.  Estimating the deferred tax position on these amounts was not practical.

The effective tax rate reflected management's then current estimate of the distribution of earnings among the statutory jurisdictions in which we operated and the valuation of certain tax credits and net operating losses in the U.S. and U.K. from prior tax years (each ending December 31).  Valuation allowances established for deferred tax assets related to net operating losses did not impair our ability to use those deferred tax assets upon achieving profitability in the related jurisdictions.

Item 1.  Financial Statements (continued)

Critical Accounting Policies (continued)

 (2)     Comprehensive Income Loss

The components of accumulated other comprehensive loss, net of related tax, at December 31, 2006 were as follows:

Dec. 31, 2006
Foreign currency translation adjustments	$ (1,659)
Accumulated other comprehensive loss	$ (1,659)

(3)     New Accounting Pronouncements

The shareholders of the Company approved a plan of dissolution and liquidation at a special meeting on March 15, 2007.  As a result of the pending liquidation of the Company and adoption of the liquidation basis of accounting for periods subsequent to March 15, 2007, the only accounting pronouncement that impacts the Company prospectively is:

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

(4)     Segments

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" ("SFAS 131") to amend the requirements for public companies to report financial and descriptive information about their reportable operating segments in annual financial statements and selected information about operating segments in interim reports issued to shareholders.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Operating segments, as defined in SFAS 131, are components of the enterprise for which separate financial information is available and is evaluated regularly by our management in deciding how to allocate resources and assess performance.  The Company operated two reporting segments, Discovery Informatics and Discovery Research.  The Company's Discovery Informatics segment designed, or in-licensed, and sold licenses to software suites that provided computer-aided molecular modeling and visualization, virtual screening, combinatorial library design, data storage and analysis, and structure-activity relationships to customers in pharmaceutical, biotechnology and related life science fields or research.  The Company's Discovery Research segment provided drug discovery services to pharmaceutical and biotechnology companies.  This segment was designated as held for sale on December 31, 2006 and presented as discontinued operations.  As a result, the Company no longer had multiple operating segments requiring separate presentation.

Item 1.  Financial Statements (continued)

(5)     Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share for the period from January 1, 2007 through March 15, 2007 and for the three and six-month periods ended June 30, 2006.

	Period from Jan. 1, 2007 through Mar. 15, 2007	Six-Months Ended June 30, 2006	Three-Months Ended June 30, 2006
Numerator:
Numerator for basic and diluted earnings per share- -net loss allocable to common shareholders	$ (5,404)	$ (5,291)	$ (1,605)
-dividends accruing to preferred shareholders (Note C)	--	--	--
Numerator for diluted earnings per share	$ (5,404)	$ (5,291)	$ (1,605)
Denominator:
Denominator for basic earnings per share-- -weighted average shares	10,393	10,192	10,194
Effect of dilutive securities:
Warrants (Note A)	--	--	--
Employee stock options (Note B)	--	--	--
Assumed conversion of Series C preferred shares (Note C)	--	--	--
Denominator for diluted earnings per share-- -adjusted weighted average shares and assumed conversions	10,393	10,192	10,194
Basic earnings per share	$ (0.52)	$ (0.52)	$ (0.16)
Diluted earnings per share	$ (0.52)	$ (0.52)	$ (0.16)

Note A: For the period from January 1, 2007 through March 15, 2007 and for the three- and six-months ended June 30, 2006, the dilutive effect of the 156 outstanding warrants to purchase shares of common stock issued to Horizon in January 2005 has been excluded as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.  The 550 warrants and 16 warrants issued in May 2006 to Midwood Capital and Seven Hills, respectively, have also been excluded for 2007 as the average market price of Tripos common stock was below the price of the warrants and therefore the warrants could not be deemed to have been converted into common stock.

Note B:  For the period from January 1, 2007 through March 15, 2007 and for the three- and six-months ended June 30, 2006, weighted average shares outstanding did not include shares related to the effect of employee stock options as none were exercisable as the exercise price was below the market price of the Company's common stock during the periods.

Note C:  For the period from January 1, 2007 through March 15, 2007 and for the three- and six-months ended June 30, 2006, weighted average shares outstanding were not adjusted for the conversion of the Series C Preferred Stock that were issued in May 2006 as their inclusion would have been anti-dilutive.  Accordingly, the related preferred dividends were not added back to the numerator for diluted earnings per share.

For additional disclosures regarding earnings per share, see the notes to the Company's 2006 consolidated financial statements in its Form 10-K.

Item 1.  Financial Statements (continued)

(6)     Debt Facilities

As of December 31, 2006, the Company had a credit agreement with LaSalle Bank N.A. for a $3,480 mortgage note for its St. Louis real property.  The Company also had a $6,000 revolving line of credit agreement with LaSalle Bank with an outstanding balance of $3,500.  Both credit agreements were collateralized by substantially all of our U.S. assets and stock pledges for each of the U.S. and U.K. subsidiaries.  The Company paid the outstanding balance of the mortgage loan and the line of credit on March 20, 2007 with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital.

In connection with the acquisition of Optive Research, Inc. in 2005, the Company issued a subordinated promissory note to Horizon Technology Finance with a face value of $3,500 and a stated interest rate of 11.42%.  In addition, as part of the financing transaction, 112 shares of common stock were issued to Horizon and Sand Hill Capital at a discounted price of $4.48 per share.  156 warrants to purchase common stock were issued to Horizon at a negotiated price of $4.48.  These transactions resulted in original issuance debt discounts of $89 related to the common stock issued at a discount and $432 related to the warrants, calculated based upon relative fair values.  The Company paid the outstanding balance on the subordinated debt plus the early termination fee of $154 to Horizon on March 20, 2007 from the proceeds of the asset sale to Vector Capital.

Short-term debt obligations were:

Dec. 31, 2006
Borrowings outstanding under Credit Agreement	$ 3,500
Mortgage note	3,480
Subordinated debt	3,088
Debt discount	(223)
Short-term debt	$ 9,845

(7)    Restructuring Charge

On January 24, 2006 the Company completed a reduction in force for its DR business unit based in Bude, England.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K. law.  The Company reduced the number of employees by 76 positions to streamline and refine the DR business unit and associated cost structure as a result of our fourth quarter 2005 completion of the four-year $90 million file enrichment project with Pfizer Inc.  More than half of the employees affected left the Company under a voluntary separation plan.  In addition, a restructuring of its US based employees resulted in a staff reduction of 9 employees.  As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2006 of approximately $807 (included in discontinued operations) and $120 related to our DR and DI business units, respectively, for one-time termination benefits and outplacement costs.

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

(8)     Goodwill and Other Intangible Assets

At December, 31, 2006, the Company had the following intangible asset balances:

	Dec. 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization
Acquired software	$3,590	$764
Noncompete agreements	350	185
Patents and trademarks	192	115
Total	$4,132	$1,064

Amortization expense was approximately $104 for the period from January 1, 2007 through March 15, 2007.  For the three- and six-month periods ended June 30, 2006, amortization was $122 and $244, respectively.

In accordance with the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", the Company management performed formal impairment tests of goodwill in 2006 by using a discounted cash flow approach to estimate fair value.  Based on their evaluations, they determined there was no impairment of the goodwill related to continuing operations at December 31, 2006

 (9)     Series C Preferred Stock

On May 4, 2006, the Company completed the sale of 1,833 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") at a price of $3.00 per share and issued 550 five-year common stock warrants exercisable at $3.50 per share to Midwood Capital, a private equity firm, for gross proceeds of $5,500.  Net proceeds from this transaction, after the placement agent's fee and estimated legal and other costs incurred by the Company, were approximately $4,851.  Proceeds were utilized to reduce the borrowings under the revolving line of credit and to fund working capital requirements.  The warrants to purchase common stock were exercisable upon issuance.  The Preferred Stock also had preferential distribution rights in the event of liquidation, dissolution or winding-up of the Company or a deemed liquidation.  The Preferred Stock bore dividends at an annual rate of 10.5% and was redeemable within two years of issue at the option of the holders.  Under the terms of the preferred offering, the dividends were accelerated due to the sale of the DI business assets occurring subsequent to January 26, 2007.  As such, the holders of the Preferred Stock were entitled to receive dividends in the aggregate amount of $1,155 inclusive of any dividends received to date.

As a result of the consummation of the transactions contemplated by the Asset Purchase Agreement, on March 20, 2007 the Company became obligated to redeem the outstanding shares of its Series C convertible preferred stock for a redemption price of $5,500 plus accrued dividends.  Through March 31, 2007, the Company had paid $526 of dividends leaving a total of $629 to be paid prior to liquidation.  On June 27, 2007 the Company paid Midwood Capital $5,500 to redeem the Series C convertible preferred stock and $479 of the accrued dividends, which Midwood accepted as full satisfaction of the amounts owed it.

Item 1.  Financial Statements (continued)

(10)     Stock-based Compensation Plans

Employee Stock Purchase Plan

In 2002, the Company adopted the 2002 Employee Stock Purchase Plan that allowed eligible employees to purchase stock at the lower of 85% of the fair market value of the stock on the enrollment date or exercise date as defined by the plan.  Pursuant to the plan, employee purchases were limited to 10% of annual compensation.  The plan originally had 250 shares reserved for issuance.  In 2004 the shareholders approved an increase in the reserve of 450 shares.  The plan was in effect for ten years unless terminated or amended sooner by the Board of Directors.  At December 31, 2006, 515 shares had been purchased under this plan.  The Board of Directors suspended plan activity effective January 1, 2007 in anticipation of the sale of the Company's operating units and liquidation of the company.

1994 Stock Option Plan

In 1994, the Company adopted the 1994 Stock Option Plan that was administered by the Compensation Committee and provided for incentive stock options, non-statutory stock options and stock purchase rights to be granted to company employees and consultants.  Pursuant to the plan, incentive stock options could be exercised at a price which was not less than the fair value of the stock on the grant date, and non-statutory stock options and stock purchase rights could be exercised at a price which was determined by the Compensation Committee.  Options vested at the rate of 25% on the first anniversary of each grant and 1/48th per month over the next three years.  All options granted had 10-year terms.  The plan, which was amended in 2001 to increase the number of shares of common stock reserved for issuance from 2,560 to 2,960, was in effect for ten years from the date of inception and expired during 2004.  Only options granted to John McAlister remained outstanding as of June 30, 2007, however, the grant price was well below the market price.  The options granted to employees expired unexercised on June 19, 2007.

1996 Director Stock Plan

In 1994, the Company adopted the 1994 Director Option Plan that provided for non-statutory stock options to be granted to non-employee directors at the fair market value of the stock at the date of grant.  Options vested in 25% increments on the anniversary of date of grant.  The plan, which was amended in 2002 to increase the number of shares of common stock reserved for issuance from 480 to 600, was in effect for ten years from the date of inception and expired during 2004.  This plan was amended in 2001 to allow for discretionary grants of options.  The outstanding 347 options granted prior to the expiration of the plan remain outstanding until their exercise, expiration or forfeiture.

The shareholders approved the 1996 Director Stock Plan in order to change the compensation arrangements for the board of directors from only cash to 50% cash and 50% common stock.  The board received their compensation quarterly with the number of shares issued dependent on the closing price on the last business day of the calendar quarter.  The full amount of the quarterly compensation was expensed in each interim period.  These unrestricted shares issued to the board were included in the weighted average number of outstanding shares for computing earnings per share.  Effective March 31, 2007, the Board suspended activity in the 1996 Director Stock Plan and received only cash for their first quarter compensation.

Item 1.  Financial Statements (continued)

(10)     Stock-based Compensation (continued)

Equity Incentive Plans

In 2005, the Company adopted the 2005 Equity Incentive Plan ("2005 Plan") that provided for incentive and/or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, deferred stock units and dividend equivalents to be granted to our employees, consultants and directors.  A total of 800,000 shares were available for issuance under the 2005 Plan plus any outstanding options under the Company's 1994 Employee Stock Option Plan that subsequently expired unexercised, up to a maximum of 300,000 shares.  Only stock options had been granted.  Stock options were granted under the 2005 Plan at an exercise price not less than 100% of the fair market value on the date of grant.  Options became exercisable and expired at the times and terms established by the administrator, but generally vested over four years and were to expire five to ten years after the grant date.  The Company satisfied the exercise of stock options by issuing new shares.  No options were granted or exercised during the period from January 1, 2007 through March 15, 2007.    Option expense for the period from January 1, 2007 to March 15, 2007 was $74.

Due to the approval of the sale of the DI business and approval of the plan of liquidation by the shareholders on March 15, 2007, the vesting for all outstanding stock options was accelerated such that all options became fully vested.  Only options granted to John McAlister remained outstanding as of June 30, 2007, however, the grant price was well below the market price.  All other options granted to employees expired unexercised on June 19, 2007.

A summary of the status of the Company's nonvested options as of March 15, 2007 and changes during the period from January 1, 2007 through March 15, 2007 is as follows:

Nonvested Shares	Shares
Nonvested at January 1, 2007	273
Granted	--
Vested	(123)
Forfeited/Expired	(150)
Nonvested at March 15, 2007	--

A summary of option activity under the plans for the period from January 1, 2007 through June 30, 2007 is as follows:

	Employees		Officers		Directors
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	603	$5.86	803	$7.95	382	$8.81
Granted	--	--	--	--	--	--
Exercised	--	--	--	--	--	--
Forfeited	(165)	$4.64	(144)	$3.86	--	--
Expired	(386)	$6.22	(458)	$9.61	(35)	$8.37
Outstanding, June 30, 2007	52		201		347

Remaining employee and officer options related to TDR staff will expire on or before September 6, 2007.  All other options relate to Dr. McAlister and the board of directors whose exercise prices are substantially above the market price at June 30, 2007.

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

*    On March 20, 2007, the Company completed the sale of its discovery informatics business for cash amounting to of $26.2 million and used $11.8 million of the proceeds to repay indebtedness to LaSalle Bank and Horizon Technology Finance.  The Company is prohibited from making distributions to common stockholders until September 20, 2007.  During that time, it will seek to resolve all creditor claims.

*    On April 12, 2007, the Company completed the sale of its corporate headquarters located in St. Louis, Missouri.  The net proceeds from the sale approximated $3.7 million.

*   On June 6, 2007, we completed a sale-leaseback of our UK facility, were released from grant repayment obligations in the UK, and sold our discovery research business to Commonwealth Biotechnologies Inc.

*    The Company is in the midst of the liquidation and dissolution process.  As of the current date, the sole employee of Tripos is John P. McAlister, President and CEO.  The Board of Directors will continue to supervise the dissolution and liquidation process.

*    Under generally accepted accounting principles, the Company was required to report the results of its discovery informatics business as continuing operations through March 15, 2007, the date of stockholder approval of the Company's plan of dissolution and liquidation.  However, discovery research business was reported herein as discontinued operations through March 15, 2007.  With the approval by the shareholders for the sale of the discovery informatics business and the Company's plan of liquidation, the Company changed the basis of accounting for periods subsequent to March 15, 2007, from the going-concern basis to a liquidation basis.

Due to the sale of its principal operating units, the discovery informatics business and the discovery research business, the Company has no continuing operations.  Its principal activities will be to complete

Item 2.                                   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the steps necessary for the dissolution and liquidation of the business in anticipation of an initial liquidating distribution expected to be made late in the third quarter or in the fourth quarter of 2007.

CHANGES IN NET ASSETS IN LIQUIDATION

Period from March 16, 2007 through June 30, 2007

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs	$ (7,365)
Adjustment of assets to estimated realizable values	28,873
Net effect of adopting a liquidation basis of accounting	21,508

Changes in net assets in liquidation:
Corporate and liquidation operating activity	(2,331)
Discovery research operating activity	(1,050)
Settlement of assets and liabilities in liquidation	3,476
Change in estimate of liquidation accrual	613
Net change in net assets in liquidation	$ 708

Effects of adopting liquidation basis of accounting

In connection with the adoption of a liquidation basis of accounting, we recorded an accrual for the estimated costs to be incurred during the liquidation period of approximately $7,365.  Our estimate for liquidation costs as of June 30, 2007 includes professional fees associated with liquidation, severance costs for terminated employees, and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation and such changes in estimates will be recognized in future periods as a change in net assets in liquidation.  The estimated costs as of June 30, 2007 are based in large part on assumptions regarding the length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.  The Company adjusted the net assets of the Discovery Informatics business to its fair value by approximately $23,200 based on the sale price of the DI assets to Vector. We also adjusted the fair value of the Discovery Research business by approximately $7,900 reflecting the impact of negotiations regarding the sale of this business on its carrying value, while also reducing the realizable value of the St. Louis building by approximately $600 giving effect to the final sale price and eliminated the carrying value of debt discount of $1,700.

Changes in net liabilities in liquidation

During the period from March 16, 2007 through June 30, 2007 we recorded approximately $1,050 of net decrease in assets from operations at TDR and a decrease of $2,331 in assets from corporate and liquidation activities.  Over the same period we settled certain obligations related to corporate and liquidation activity for $776, reduced our accrual for income taxes by $2,700 due to updated research and reduced our estimated remaining liquidation accrual by $613.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Period From January 1, 2007 Through March 15, 2007 Compared to the Three- and Six- Months Ended June 30, 2006 (Amounts in thousands, except per share amounts)

Net sales were $5,635 for the period from January 1, 2007 through March 15, 2007 ("2007") while they were $7,991 for the three-month period ended June 30, 2006.  Discovery informatics products and support sales were $4,531 in the 2007 operating period, but were $6,210 in the second quarter of 2006.  These periods are not comparable due to the sale of the DI business late in the first quarter of 2007.  Discovery informatics services revenues were $1,090 in 2007 and $1,773 the second quarter of 2006.  The bulk of the services performed in either period was primarily attributable to the Wyeth project, which began in late 2005.  The timing of revenue recognition from discovery informatics services fluctuates based on achievement of contractual milestones or progress on projects accounted for under the percentage of completion method and thus varies from period to period.    Hardware sales in 2007 were $14 and $8 in 2006.  We no longer actively market hardware products.

Total net sales were $14,635 in the six-month period ended June 30, 2006.  Discovery informatics product and support sales were $12,093 in the year-to-date period in 2006.  Discovery informatics services revenues were $2,517 in the six-month period ended June 30, 2006.  Hardware sales were $25 in 2006.  Again, the 2006 six-month year-to-date period is not comparable to the 2007 results due to the sale of the DI business assets in the first quarter of 2007.

Cost of sales were $2,349 for the period from January 1, 2007 through March 15, 2007 and $2,532 for the three-month period ended June 30, 2006.  Cost of sales as a percent of net sales was 42% and 32% for the respective periods.  Costs of discovery informatics licenses and support as a percent of software license and support sales were 25%, and 22% for the respective periods.  Costs of software licenses and support consisted of amortization of software products acquired in a corporate acquisition, amortization of capitalized software, product royalties to third-party developers, commissions to Pacific Rim distributors, the cost of software product packaging and media, the costs related to staffing telephone support functions, packaging for updates/upgrades, and updates to documentation.  Cost of sales as a percent to software sales has increased over the past few years due to a change in the mix of internal versus third-party products sold, resulting in higher royalty payments.

Costs of discovery informatics services (DIS) as a percent of discovery informatics service revenues was 110% and 63% for the respective periods.  Costs of DIS are direct charges for staff, travel and overhead required to develop custom software solutions for clients.  In the third and fourth quarters of 2006 the company determined that changes to the plan would be required on a "Next-Generation Discovery IT" project with Wyeth Pharmaceuticals resulting in incremental costs to complete the assignment.  As a result of the incremental costs, the cumulative percentage of revenue to be recognized was adjusted.  This project is expected to be completed at cost.  The timing of revenue recognition from discovery informatics services may fluctuate during any period based on achievement of contractual milestones or changes in overall cost estimates for "percentage completion" contracts.

Costs of hardware represented 85% and 88% for the respective periods.  Cost of sales for hardware consists of the direct costs to us of the equipment sold.

Costs of sales were $4,490 in the six-month period ended June 30, 2006.  Costs of discovery informatics licenses and support as a percent of software license and support sales was 23% for the six-months ended

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

June 30, 2006.  Costs of discovery informatics services as a percent of discovery informatics services revenues was 68% for 2006.  Cost of hardware was 88% in the six months ended June 30, 2006.

Gross profit margin was $3,286 for the period from January 1, 2007 through March 15, 2007 and $5,459 for the three-month period ended June 30, 2006, which represents gross margin of 58% and 68% for the respective periods.  Gross margin in the six month period ending June 30, 2006 was $10,145, which represents a margin of 69%.  The lower in gross margin rate in 2007 was primarily attributable to the Company performing the discovery informatics services contract with Wyeth at cost.  Gross profit for the Company was dependent on the mix of discovery informatics licenses and support versus discovery informatics services business, the mix of internal versus third-party software product sales and foreign exchange rates.

Sales and marketing expenses were $1,831 for the period from January 1, 2007 through March 15, 2007 and $2,573 for the three-month period ended June 30, 2006.  Sales and marketing expenses as a percent of total net sales was 32% in both periods.  There were no selling or marketing activities in the second quarter of 2007.  Sales and marketing expenses for the six month period ended June 30, 2006 were $5,378, which represented 37% of net sales.  The periods are not comparable due to the sale of the Discovery Informatics business unit on March 15, 2007 and the ongoing liquidation of the Company.

Research and development expenses were $1,151 for the period from January 1, 2007 through March 15, 2007 and $1,816 for the three-month period ended June 30, 2006.  Research and development expenses as a percent of net sales were 20% and 23% for the respective periods.  There were no R&D activities in the second quarter of 2007.  Research and development expenses for the six month period ended June 30, 2006 were $3,737, which represented 26% of net sales.

General and administrative expenses were $1,600 for the period from January 1, 2007 through March 15, 2007 and $1,373 for the three-month period ended June 30, 2006. General and administrative expenses as a percent of net sales were 28% and 17% for the respective periods.  G&A activities in the second quarter of 2007 were related to the liquidation of the Company and were captured as a reduction of the liquidation accrual established at the time of the sale of the DI business assets when the Company ceased to have operating businesses.  General and administrative expenses for the six-month period ended June 30, 2006 were $2,790, which represented 19% of net sales.

Restructuring expenses were $155 for the period from January 1, 2007 through March 15, 2007 related to the reduction of the employee workforce of the Company's Discovery Informatics division.  As a result, the Company recorded a pre-tax restructuring charges related to the one-time termination benefits and outplacement costs.  Restructuring expenses for the six-month period ended June 30, 2006 were $120 arising from an early 2006 job action that eliminated nine positions.

Interest expense was $480 for the period from January 1, 2007 through March 15, 2007 and $324 for the three-month period ended June 30, 2006.  Interest expense for the six months ended June 30, 2006 was $657.  Interest expenses consisted of interest due on the long-term note payable for the corporate building, interest due on our line-of-credit, interest costs associated with capital leases and interest related to the subordinated note issued in the acquisition of Optive Research.  In January 2005, the Company issued a $3.5 million subordinated promissory note with a stated interest rate of 11.4 % as part of consideration in the Optive acquisition.  Interest expense has varied commensurate with the change in average outstanding debt balances to finance the various activities, including the acquisition of Optive Research in 2005.

Item 2.                                   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income (expense) was $(608) for the period from January 1, 2007 through March 15, 2007, $871 for the three-month period ended June 30, 2006 and $1,150 for the six-month period in 2006.  Included in 2007 was $652 of currency losses. In the six-months ended June 30, 2006 was $723 related to currency gains, $56 of interest income, a non-cash gain of $358 on the revaluation of the common stock warrants, and a $16 adjustment to our carrying value in the AM Pappas Life Science II Fund.

Income tax expense from continuing operations was $48 for the period from January 1, 2007 through March 15, 2007 and income tax benefit of $16 for the six-month period ended June 30, 2006.  The effective tax rates were (2)% and (1)% for the respective periods.  The effective tax rates reflected management's then current estimate of the distribution of earnings among the statutory jurisdictions in which the Company operated.  We continue to evaluate the tax effects of the recent sales of our Discovery Informatics and Discovery Research businesses. Final determination of the tax consequences depends upon the analysis of tax laws in the United States, England, France, and Germany and on the availability of tax loss carryforwards in these jurisdictions.  Based on information and advice recently obtained, we have determined that tax loss carry-forwards for U.S. federal income tax purposes will be sufficient to shelter almost of the gains in the United States.    However, final determination will not be made until our federal income tax return for 2006 is finalized, which is due September 15, 2007.  Based on current information, we have recorded a tax provision of $500 in our June 30, 2007 financial statements.  Prior to making our initial liquidating distribution, currently planned for October 2007, we will need to determine with greater certainty our final tax position.  Our current expectation is that we will likely need to hold back from the distribution (potentially for a several year period) an amount approximating the tax reserve described above.  We cannot at this time assure stockholders that we will not be required to use this reserve to pay taxes in the U.S. and other jurisdictions.

Loss from discontinued operations consisted primarily of the Company's Discovery Research business (DR).  DR revenues are derived from the Company's compound library product, LeadQuest, and discovery research activities. The operating results of the DR unit are presented as a single entry under the caption "Loss from discontinued operations, net of income tax benefit of $0, $0 and $0 allocable to common shareholders" on the accompanying Consolidated Statements of Operations.  DR revenues were $619 for the period from January 1, 2007 through March 15, 2007 and $916 for the three-month period ended June 30, 2006.  DR revenues for the six-months ended June 30, 2006 were $2,742.  The periods are not comparable due to the change to liquidation accounting in the first quarter of 2007.  Revenues for discovery research activities were recognized in accordance with SOP 81-1, under the percentage of completion method using an output measure for revenue recognition (units of delivery method).

Cost of sales were $616 for the period from January 1, 2007 through March 15, 2007 and $862 for the three-month period ended June 30, 2006.  Cost of sales as a percent of net sales was 100% and 94% for the respective periods.  Costs of sales for the year-to-date period ended June 30, 2006 were $2,471, which represents 90% of net sales.  The cost of the discovery research business consisted of the raw material, direct labor and overhead costs to produce compound libraries and to deliver on contracted research projects.

Gross profit margin was $3 for the period from January 1, 2007 through March 15, 2007 and $54 for the three-month period ended June 30, 2006, which represents gross margin of 0% and 6% for the respective periods.  The gross profit margin for the six-months ended June 30, 2006 was $271, which represents a gross margin of 10%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were no DR sales and marketing expenses in 2007 although there was $205 in the three-months ended June 30, 2006.  Sales and marketing expenses for the six-months ended June 30, 2006 were $409.  Sales and marketing expenses represented 22% and 15% of total net sales for the respective periods in 2006.

Research and development expenses were $1,393 in January 1 to March 15, 2007 period and $815 in the three-months ended June 30, 2006.  R&D costs represented 226%, and 89% of net sales for these respective periods.  See restructuring expense below for further details regarding reductions in force for our Discovery Research business that occurred in 2006.

Our Discovery Research division incurred restructuring expenses in 2006 for multiple reductions in force.  On January 24, 2006 we completed a reduction in force for our Discovery Research business based in Bude, England that was initiated following completion of the four-year $90 million file enrichment project for Pfizer.  This action coincided with the conclusion of the 30-day consultation period with employees mandated by U.K law.  We reduced the number of employees at the laboratory by 76 positions.  More than half of the employees affected left the company under a voluntary separation plan.  As a result of these actions, the Company recorded pre-tax restructuring charges of approximately $807 in the first quarter 2006 related to our Discovery Research division for one-time termination benefits and outplacement costs.  The Company further reduced staffing levels on August 11, 2006 by 14 positions, resulting in a pre-tax restructuring charge of $338.  We solicited and obtained voluntary terminations for all positions affected in exchange for one-time termination benefits and outplacement costs.  This action was necessary in order to further streamline this business with the goal of obtaining positive cash flows from this business for the remaining months of the year.

There was no interest income from discontinued operations in 2007.  For 2006, there was $10 in the three-months ending June 30.  Interest expense from capital leases was $142 in 2007 and $203 in the three-months ended June 30, 2006.  Other income (expense) was ($10) in 2007 and $0 in the three months ended June 30, 2006.

Our tax expense from discontinued operations was $0 in 2007 and 2006.  The effective income tax expense reflects management's current estimate of the distribution of earnings among the statutory jurisdictions in which we operate and the valuation of certain tax credits and net operating losses in the U.K..

Liquidity and Capital Resources

Operating Activities.  Net cash used in operating activities from January 1, to March 15, 2007 was $903.  The primary uses of cash were from a net loss from continuing operations of $2,587, an increase in prepaid expenses and other assets of $2,177, and lower deferred revenues of $1,253.  These uses of cash were partially offset by collections of accounts receivables of $5,487, increased accounts payable and accrued expenses of $487, as well as the add-back of non-cash items such as depreciation and amortization including the amortizations of debt discount and deferred issuance costs totaling $620.  The discontinued operations, DR business unit, used $1,528 of cash in its operations in 2007.

Net cash used in the six months ended June 30, 2006 operating activities was $4,065.  Cash was used through the net loss from continuing operations of $1,371, an increase in restricted cash of $298, along with decreases in deferred revenues of $5,225 and accounts payable and accrued expenses of $3,863, and the non-cash gain on the revaluation of the common stock warrants of $358.  These uses were partially

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

offset by collections of accounts receivable of $7,122, the reduction of prepaid expenses of $1,408, the add-back of depreciation and amortization, including amortization of the debt discount and deferred issuance costs, and a write-down of the value of an investment held at cost totaling $1,358, and non-cash stock compensation expense of $214.  Discontinued operations used $3,059 of cash in 2006.

Investing Activities.  Net cash used in investing activities for the January 1 to March 15, 2007 period was $218, consisting of capitalized development costs for our discovery informatics software products of $128 and the addition of patents of $47.  Discontinued operations used $43 of cash in this 2007 period.

Net cash generated by investing activities during 2006 was $3,030.  During 2006 we made new investments in equipment of $221, and invested in new informatics product development totaling $455.  The DR discontinued operations provided $3,706 in 2006, principally from the sale of equipment.

Financing Activities.  Net cash provided by financing activities in January through March 15, 2007 was $378, consisting of borrowings under our revolving line of credit of $1,450 offset by payments on long-term debt and capital lease obligations totaling $161 along with cash consumed by discontinued operations of $911, principally for payments on related capital leases.

Net cash used in financing activities in 2006 was $1,697, consisting of payments on long-term debt and capital leases of $7,300, payments of cash dividends on preferred stock of $93 along with $1,667 used in discontinued operations.  These were partially offset by borrowings under our revolving line of credit of $2,300, and proceeds from this issuance of common and preferred stock of $172 and $4,891, respectively.

The company paid the outstanding balance of the subordinated debt, the mortgage loan, and the line of credit on March 20, 2007 with the proceeds from the sale of the assets of the Discovery Informatics business to Vector Capital.

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

Our foreign exchange risk is presently limited to currencies that historically have exhibited only minor fluctuations (Euro and British pound) although since 2004, these currencies have shown more significant variation.  Assets outside the United States subject to currency fluctuation are located in England, Germany and France.  Any loss in fair value of permanently invested funds would be reflected in Other Comprehensive Income and would not impact our net income.

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

          None

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

TRIPOS, INC.

Date:	August 20, 2007	/s/ John P. McAlister
President,
Chief Executive Officer and
Chief Financial Officer

